Form 10-Q
period 2004-06-30
WCA WASTE CORP
filed 2004-08-11
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-50808

WCA Waste Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0829917 (I.R.S. Employer Identification No.)

One Riverway, Suite 1400 Houston, Texas 77056 (Address of principal executive offices)	77056 (Zip Code)

(713) 292-2400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☐      NO ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES ☐      NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value (Class)	14,853,421 shares (Outstanding at August 3, 2004)

RISK FACTORS AND
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” or “opportunity,” the negatives of these words, or similar words or expressions. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. This is true of our description of our acquisition strategy for example.

     We caution that forward-looking statements are not guarantees and are subject to known and unknown risks and uncertainties. Since our business, operations and strategies are subject to a number of risks, uncertainties and other factors, actual results may differ materially from those described in the forward-looking statements.

     Thus, for example, our future financial performance will depend significantly on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including (but not limited to) the following:

•	we may be unable to identify, complete or integrate future acquisitions successfully;

•	we compete for acquisition candidates with other purchasers, some of which have greater financial resources and may be able to offer more favorable terms;

•	revenue and other synergies from acquisitions may not be fully realized or may take longer to realize than expected;

•	we may not be able to improve internalization rates by directing waste volumes from acquired businesses to our landfills for regulatory, business or other reasons;

•	businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures;

•	changes or disruptions associated with making acquisitions may make it more difficult to maintain relationships with customers of the acquired businesses;

•	in connection with financing acquisitions, we may incur additional indebtedness, or may issue additional shares of our common stock which would dilute the ownership percentage of existing stockholders; and

•	rapid growth may strain our management, operational, financial and other resources.

     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations, or our financial condition, to differ from any forward-looking statements. These include, but are not limited to, the following:

•	we may not be able to obtain or maintain the permits necessary for operation and expansion of our existing landfills or landfills that we might acquire or develop;

•	our costs may increase for, or we may be unable to provide, necessary financial assurances to governmental agencies under applicable environmental regulations relating to our landfills;

•	governmental regulations may require increased capital expenditures or otherwise affect our business;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and we may not always have access to the additional capital that we require to execute our growth strategy;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance, regulatory developments and insurance costs;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	increases in the costs of disposal, labor and fuel could reduce operating margins;

•	increases in costs of insurance or failure to maintain full coverage could reduce operating income;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs, and may impose significant unforeseen liabilities;

•	we compete with large companies and municipalities with greater financial and operational resources, and we also compete with alternatives to landfill disposal;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	changes in interest rates may affect our results of operations;

•	a downturn in U.S. economic conditions or the economic conditions in our markets may have an adverse impact on our business and results of operations; and

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.

     In our registration statement on Form S-1 filed in connection with our initial public offering, we described these and other risks in greater detail (including in the section entitled “Risk Factors” ). We refer you to that filing for additional information.

     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,991	$105
Accounts receivable, net of allowance for doubtful accounts of $179 (unaudited) and $177, respectively	6,058	5,170
Prepaid expenses and other	4,307	5,246

Total current assets	13,356	10,521
Property and equipment, net of accumulated depreciation and amortization of $27,421 and $23,473, respectively	72,313	70,726
Goodwill, net	29,843	29,843
Deferred financing costs, net	3,115	1,860
Other assets	3,601	3,735

Total assets	$122,228	$116,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,021	$3,635
Accrued liabilities	5,771	4,574
Interest rate swap	4	14
Note payable	341	903
Accrued closure and post-closure liabilities, current	1,223	—
Current maturities of long-term debt	1,605	4,004

Total current liabilities	13,965	13,130

Long-term debt, less current maturities and discount	38,097	78,696
Accrued closure and post-closure liabilities	2,076	3,005
Deferred tax liabilities	320	3,287
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 14,590 and 8,000 shares, respectively	146	80
Additional paid-in capital	67,889	12,548
Retained earnings (accumulated deficit)	(265)	5,939

Total stockholders’ equity	67,770	18,567

Total liabilities and stockholders’ equity	$122,228	$116,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$17,114	$16,759	$33,005	$31,558
Expenses:
Cost of services	11,365	10,451	21,927	20,444
Depreciation and amortization	2,078	1,958	4,011	3,720
Accretion expense	60	52	128	104
General and administrative:
Stock-based compensation	11,502	120	11,532	204
Other general and administrative	1,114	1,032	2,366	2,094

	26,119	13,613	39,694	26,566

Operating income (loss)	(9,005)	3,146	(6,959)	4,992
Other income (expense):
Interest expense, net	(1,261)	(1,338)	(2,528)	(2,600)
Other	97	9	98	29

	(1,164)	(1,329)	(2,430)	(2,571)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(10,169)	1,817	(9,389)	2,421
Income tax (provision) benefit	3,496	(719)	3,185	(960)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(6,673)	1,098	(6,204)	1,461
Loss from discontinued operations	—	(104)	—	(186)

Income (loss) before cumulative effect of change in accounting principle	(6,673)	994	(6,204)	1,275
Cumulative effect of change in accounting principle, net of tax	—	—	—	2,324

Net income (loss)	$(6,673)	$994	$(6,204)	$3,599

Earnings per share-basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.77)	$0.14	$(0.75)	$0.18
Loss from discontinued operations	—	(0.02)	—	(0.02)

Income before cumulative effect of change in accounting principle	(0.77)	0.12	(0.75)	0.16
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.29

Net income (loss)	$(0.77)	$0.12	$(0.75)	$0.45

Weighted average shares outstanding — basic and diluted	8,652	8,000	8,326	8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,204)	$3,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,011	3,720
Non-cash portion of stock-based compensation expense	6,849	204
Amortization of debt discount and deferred financing costs	289	459
Deferred tax provision (benefit)	(3,185)	1,346
Accretion expense for closure and post-closure obligations	128	104
Gain on sale of assets	(98)	(30)
Interest rate swap	(10)	(882)
Prepaid disposal usage	138	98
Cumulative effect of change in accounting principle	—	(3,749)
Change in operating assets and liabilities:
Accounts receivable	(888)	(811)
Prepaid expenses and other	949	(269)
Accounts payable and other liabilities	428	230
Non-cash expenses related to discontinued operations	—	1,336

Net cash provided by operating activities	2,407	5,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	—	(33)
Proceeds from sale of fixed assets	113	62
Capital expenditures	(5,447)	(2,356)
Cost incurred on possible acquisitions	(14)	(46)

Net cash used in investing activities	(5,348)	(2,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new credit facility	15,500	—
Payments on long-term debt	(12,476)	(4,659)
Net change in old revolving line of credit	(33,263)	6,469
Repayment of Waste Management, Inc. note	(13,343)	—
Distribution to former parent	(6,340)	(4,863)
Proceeds from issuance of common stock	57,271	—
Deferred financing costs	(1,522)	(189)
Decrease in restricted cash	—	677

Net cash provided by (used in) financing activities	5,827	(2,565)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,886	417
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	105	—

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,991	$417

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,509	$2,031
Income taxes paid	—	—
Property and equipment financed by direct debt	—	124
Debt and liabilities issued or assumed	—	(152)
Goodwill	—	(119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tables in thousands, except per share data)

1. BASIS OF PRESENTATION

WCA Waste Corporation (together with its subsidiaries, WCA or the Company) is a vertically integrated, non-hazardous solid waste collection and disposal company.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate when read in conjunction with its Prospectus filed with the SEC on June 23, 2004. The unaudited condensed consolidated financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in such Prospectus.

In preparing the Company’s financial statements, several estimates and assumptions are made that affect the accounting for, and recognition of, assets, liabilities, revenues and expenses. These estimates and assumptions must be made because some information used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. Actual results could differ from estimated amounts. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting landfills, asset impairments, and insurance claims.

WCA Waste Corporation was formed in February 2004 as a subsidiary of Waste Corporation of America, Inc. (Waste Corporation of America). In June 2004, Waste Corporation of America completed an internal reorganization among Waste Corporation of America, WCA and WCA Waste Systems, Inc. (WSI), which was also a wholly-owned subsidiary of Waste Corporation of America. Through the internal reorganization, WCA briefly became the parent of Waste Corporation of America. Waste Corporation of America and certain other operating subsidiaries of Waste Corporation of America were then spun off from the operations of WCA and WSI. This resulted in Waste Corporation of America and WCA being separate entities, each owned by the former shareholders of Waste Corporation of America, and WSI being a wholly-owned subsidiary of WCA. Also as part of the reorganization, WCA assumed the obligations to issue stock upon exercise of Waste Corporation of America’s outstanding options and warrants. Approximately 90% of these options and warrants were cancelled by WCA’s issuance of 1,330,056 shares, resulting in a one-time compensation charge of $11.5 million. After giving effect to the reorganization and subsequent stock split, WCA had 8,000,316 shares of common stock outstanding. All prior period share and per share amounts have been adjusted to reflect the reorganization and stock split.

Following this reorganization, WCA issued an additional 6,587,947 shares to effect an initial public offering of its common stock. The Company has also established the 2004 WCA Waste Corporation Incentive Plan to issue options to employees and directors. A total of 1,000,000 shares are authorized for issuance under the plan. In connection with its initial public offering, the Company issued options to acquire 644,000 shares of common stock at an exercise price equal to the initial public offering price and issued 2,000 restricted shares.

The formation of WCA and the reorganization pursuant to which WSI became the subsidiary of WCA represent a combination of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements reflect the operations of WSI as if such reorganization had occurred as of the beginning of all periods presented.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions. Prior to the reorganization, the Company was a wholly-owned subsidiary of Waste Corporation of America, and the accompanying unaudited condensed consolidated financial statements have been prepared on a carve-out basis to represent the net assets and related historical results of the Company as if it were a stand-alone entity. General, administrative and overhead expenses have been allocated between the Company and Waste Corporation of America to reflect each entity’s portion of these expenses.

2. RECENT DEVELOPMENTS

In July 2004, the Company purchased the hauling operations of Texas Environmental Waste Services (TEW), a municipal solid waste collection company located in Houston, Texas. Total consideration was $6.4 million in cash and 263,158 shares of restricted common stock. These restrictions lapse in July 2007. TEW serves approximately 45,000 accounts in the Houston area.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Landfill Accounting

Capitalized Landfill Costs

At June 30, 2004, the Company owned six municipal solid waste (MSW) landfills and seven construction and demolition debris (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of June 30, 2004.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At June 30, 2004, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, management and financial personnel.

Total available airspace includes the total of estimated permitted airspace plus an estimate of probable expansion airspace that the Company believes is likely to be permitted. Where the Company believes permit expansions are probable, the expansion airspace, and the projected costs related to developing the expansion airspace are included in the airspace amortization rate calculation. The criteria the Company uses to determine if permit expansion is probable include but are not limited to whether: (i) the Company believes the project has fatal flaws; (ii) the land is owned or controlled by the Company, or under option agreement; (iii) the Company has committed to the expansion; (iv) financial analysis has been completed and the results indicate that the expansion has the prospect of a positive financial and operational impact; (v) personnel are actively working to obtain land use, local and state approvals for an expansion; (vi) the Company believes that the permit is likely to be received; and (vii) the Company believes that the timeframe to complete the permitting is reasonable.

The Company may be unsuccessful in obtaining expansion permits for airspace that has been considered permitted. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.

Closure and Post-Closure Obligations

The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to thirty years for MSW facilities and up to five years for C&D facilities after final site closure.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which provides standards for accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 outlines standards for accounting for the Company’s landfill retirement obligations that have historically been referred to as closure and post-closure liabilities. The adoption of the standard has no impact on the Company’s cash requirements. In conjunction with the change in accounting principle, the Company reflected a $2.3 million cumulative effect of the change net of tax of $1.4 million in the first quarter of 2003.

SFAS 143 results in a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of services, but rather by an increase to capitalized landfill costs and amortized to depreciation and amortization as landfill airspace is consumed. Generally, the requirements for recording closure and post-closure obligations under SFAS 143 are as follows:

•	Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars. Cost estimates equate the costs of third parties performing the work. Any portion of the estimates which are based on activities being performed internally are increased to reflect a profit margin a third party would receive to perform the same activity. This profit margin will be taken to income should the work ultimately be performed internally.

•	The total obligation is carried at the net present value of future cash expenditures, which is calculated by inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate represents the Company’s credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as airspace is consumed.

•	Accretion expense is calculated by multiplying the discounted closure and post-closure obligation at the beginning of the period by the 8.5% credit-adjusted risk-free rate (discount rate). Accretion expense is a non-cash charge to cost of services and increases the related closure and post-closure obligation. This expense will generally be less during the early portion of a landfill’s operating life and increase thereafter.

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2003 to June 30, 2004.

		Closure and
	Landfill	Post-closure
	Assets, net	Liabilities
December 31, 2003	$50,671	$3,005
Capital expenditures (unaudited)	1,443	—
Amortization expense (unaudited)	(2,054)	—
Obligations incurred and capitalized (unaudited)	166	166
Interest accretion (unaudited)	—	128

June 30, 2004 (unaudited)	$50,226	$3,299

     The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2004	2003
	(unaudited)
Recorded amounts:
Current portion	$1,223	$—
Noncurrent portion	2,076	3,005

Total recorded	$3,299	$3,005

The Company’s total anticipated cost for closure and post-closure activities is $40.6 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated 2.5% until expected time of payment and then discounted to present value at 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the amount recorded would have been $10.5 million and $9.9 million at June 30, 2004, and, December 31, 2003 respectively.

(b) Accounting for Acquisitions

Allocation of Acquisition Purchase Price

A summary of the Company’s policy for accounting for acquisitions is as follows:

Acquisition purchase price is allocated to identified intangible and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

The Company deems the total remaining airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, it initially allocates the purchase price to identified intangible and tangible assets acquired, including landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition.

The Company may consummate single acquisitions that include a combination of collection operations and landfills. For each separately identified collection operation and landfill acquired in a single acquisition, the Company performs an initial allocation of total purchase price to the identified collection operations and landfills based on their relative fair values. Following this initial allocation of total purchase price to the identified collection operations and landfills, the Company further allocates the identified intangible assets and tangible assets acquired and liabilities assumed for each collection operation and landfill based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed probable. Contingent purchase price related to landfills is allocated to landfill site costs and contingent purchase price for acquisitions other than landfills is allocated to goodwill. There are currently no pending contingent amounts due relating to any prior acquisitions.

Costs Incurred on Possible Acquisitions

Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third-party accounting, legal, and other consulting fees incurred in the negotiation and due diligence process, and non-refundable down payments. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense.

(c) Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, on January 1, 2002. In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(d) Deferred Financing Costs

Deferred financing costs consist primarily of direct legal, lender and other consulting fees incurred in the negotiation of new debt agreements. Costs are amortized as a component of interest expense using the effective interest method.

(e) Insurance

The Company has retained a portion of the risks related to its general liability, automobile and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on estimates of ultimate losses on claims and actuarially-determined development factors.

(f) Revenue Recognition

The Company recognizes revenue upon the receipt and acceptance of non-hazardous industrial and municipal waste at its landfills. Revenue for collection services is recognized as the services are performed. Revenue for container rental is recognized over the rental period.

(g) Stock-Based Compensation

Prior to the Company’s initial public offering, the Company’s corporate structure was reorganized. In conjunction with the reorganization, WCA assumed the obligation to issue stock upon the exercise of options and warrants that Waste Corporation of America had previously issued. Thereafter, approximately 90% of the outstanding options and warrants were cancelled by the issuance of 1,330,056 shares of the Company. The restructuring led to a compensation charge based on the estimated fair value of the stock issued in cancellation of the options and warrants. Total stock-based compensation expense during the quarter ended June 30, 2004 was $11.5 million ($7.5 million net of tax benefit, or $0.86 per share). Of this amount, $6.8 million was non-cash with the balance withheld and remitted for withholding of payroll taxes.

Additionally, the Company granted options to purchase 644,000 shares of WCA common stock at the initial public offering price. SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. Because the methods prescribed by SFAS 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations, the Company applied the intrinsic-value-based method of accounting and only adopted the disclosure requirements of SFAS 123. Under this method, the Company typically would record no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. Certain features of the Waste Corporation of America options required the Company to recognize a periodic charge for the difference between the exercise price of the options and the fair value of the Waste Corporation of America common stock. For the three and six months ended June 30, 2003 the Company recorded stock-based compensation expense of $0.1 million and $0.2 million, respectively, associated with these Waste Corporation of America options.

Had compensation expense for options granted by Waste Corporation of America and stock option grants under the Company’s Stock Incentive Plan been determined based on the fair value of the options at the grant date as prescribed by SFAS 123, the Company’s net income (loss) and earnings per share would have been the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(6,673)	$994	$(6,204)	$3,599
Plus: Stock-based compensation expense included in reported net income, net of tax	7,476	78	7,496	133
Less: Stock-based compensation expense pursuant to SFAS 123 on canceled options and warrants, net of tax	(7,551)	—	(7,551)	—
Less: Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(29)	(39)	(52)	(79)

Net income, pro forma	$(6,777)	$1,033	$(6,311)	$3,653

Earnings per share – basic and diluted
As reported	$(0.77)	$0.12	$(0.75)	$0.45
Pro forma	$(0.78)	$0.13	$(0.76)	$0.46

For purposes of calculating the fair value of options issued during 2004 and 2003, the following assumptions were used applying the Black-Scholes option pricing method as prescribed by SFAS 123:

	2004	2003
Risk-free interest rate	2.75%	3.93%
Estimated average life of options	4 years	10 years
Estimated volatility	37.4%	0%

As the Company’s common stock only began trading in June 2004, for the options granted in 2004 the Company has estimated the volatility of its common stock by averaging the volatility of other publicly traded solid waste companies over a historical period of four years.

(h) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. There were options to purchase 644,000 shares of common stock outstanding as of June 30, 2004 and none outstanding as of June 30, 2003. All outstanding options were anti-dilutive, accordingly, there is no difference in basic and diluted earnings per share.

(i) Allocation of Expenses

Prior to the reorganization discussed in Note 1, the Company was a wholly owned-subsidiary of Waste Corporation of America and shared common management, general and administrative and overhead costs. The cost for these services were incurred by the Company and allocated to Waste Corporation of America and Waste Corporation of America’s other subsidiaries. Prior to the reorganization, the Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages. Management believes that the bases of allocation of expenses provides the most relevant and reasonable method of allocating these costs to the respective operations. WCA’s senior management will continue to serve as officers of Waste Corporation of America. During 2004, the Company entered into an administrative services agreement with Waste Corporation of America where Waste Corporation of America will pay a monthly fee of approximately $40,000 for administrative services, including executive officers, other employees, administrative systems, service and facilities. It is impracticable to estimate the amount of expenses that would have been had the Company been an unaffiliated entity of Waste Corporation of America.

There has been no allocation of debt or interest expense between the Company and Waste Corporation of America as both entities have incurred their debt in order to finance their operations. There is no inter-company debt between the Company and

Waste Corporation of America, and the Company does not receive proceeds from any debt incurred by Waste Corporation of America.

4. LONG TERM DEBT AND NOTES PAYABLE

     Long-term debt and notes payable are as follows:

	June 30,	December 31,
	2004	2003
$150 million revolving credit facility with financial institutions, variable interest rate based on LIBOR plus 2.0% (3.375% at June 30, 2004) due in 2008	$15,500	$—
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus 3.0% Refinanced in June 2004 in connection with the facility amendment	—	33,263
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2004-2022, variable interest rate (3.3% and 3.1% at December 31, 2003 and June 30, 2004, respectively)	23,200	23,800
Term loan payable to financial institution. Fully repaid in June 2004 from the IPO proceeds	—	11,115
Seller note, with interest rate of 6%, due in May 2006	444	444
Term loan payable to Waste Management, Inc. (WMI), with interest rate of 8.5%. Fully repaid in June 2004 from the IPO proceeds	—	13,343
Notes payable to banks and financial institutions, interest ranging from 5.8% to 10.0%, payable monthly through August 2008	657	856

	39,801	82,821
Less: Debt discount	(99)	(121)
Less: Current portion	(1,605)	(4,004)

	$38,097	$78,696

In conjunction with the initial public offering, the Company’s operating subsidiary, WCA Waste Systems, Inc., entered into an amended and restated $150.0 million senior secured credit facility with a syndicate of lenders. The credit facility is secured by liens on all of the Company’s and its subsidiaries’ assets.

Under the new facility, indebtedness under any base rate loans (as defined in the new credit facility) bears interest at the higher of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo Bank, N.A., in San Francisco, California, as its prime rate plus the applicable margin for base rate loans (all as defined in the new credit facility). Indebtedness under any LIBOR loans (as defined in the new credit facility) bears interest at a rate per year (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR divided by (b) one minus the reserve requirement (as defined in the new credit facility) plus the applicable margin for LIBOR loans. The new credit facility includes the following:

•	a subfacility for standby letters of credit in the aggregate principal amount of $30.0 million;

•	a swing line feature for up to $10.0 million for same day advances; and

•	a direct pay letter of credit in the aggregate principal amount of approximately $23.2 million.

After applying proceeds of the offering, as of June 30, 2004, the Company had, $15.5 million outstanding under the revolving line of credit, $23.2 in direct pay letter of credit and $3.7 million in other letters of credit issued, leaving $107.6 million in availability.

The direct pay letter of credit will continue to be used to secure the debt associated with the Company’s tax-exempt environmental facilities revenue bonds. The remainder of the new credit facility will be used for repayment of prior debt, acquisitions, equipment purchases, landfill construction and development, standby letters of credit that the Company must provide in the normal course of its business, and general corporate purposes.

The revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. These covenants include a maximum leverage ratio, as defined, of 4.25 and a fixed charge ratio of 1.5 as well as minimum net worth amounts, as adjusted. At June 30, 2004, the Company was in compliance with the financial covenants under these agreements.

5. INCOME TAXES

The company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the three months ended June 30, 2004 based upon the Company’s anticipated 2004 effective income tax rate of 33.9%. The current year rate is lower than the statutory rate because of the tax benefit on stock-based compensation. The 2003 rates also includes the effect of discontinued operations as well as the cumulative effect of the change in accounting principle.

6. STOCK OPTION AWARDS

The Company adopted the 2004 WCA Waste Corporation Incentive Plan (Stock Incentive Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees, consultants and non-employee directors of the Company and its affiliates who are eligible to participate in the Stock Incentive Plan. During the three months ended June 30, 2004, the Company awarded options to purchase 80,000 shares to its non-employee directors and options to purchase 564,000 shares to its officers and employees under its Stock Incentive Plan with an exercise price equal to the IPO price of $9.50 per share. These options vest ratably over a three year period. Additionally, the Company granted 2,000 shares of restricted stock to an officer. The restrictions related to this grant lapse over a two year period of continuous employment. As of June 30, 2004, 354,000 shares remain available under the Stock Incentive Plan for future grants.

The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant and the Stock Incentive Plan contains no provisions that require variable plan accounting for the stock options granted; therefore, no compensation expense is recognized. Compensation expense resulting from grants of restricted stock or stock units is recognized during the vesting period.

Options granted under the Stock Incentive Plan are granted at a price equal to the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in 1/3 increments per year over a three-year period beginning on the first anniversary date of the grant.

7. STOCKHOLDERS’ EQUITY

On June 28, 2004, the Company completed its initial public offering and issued 6,587,647 new shares to the public at an aggregate price of $9.50 per share before a 7% underwriting discount. Net proceeds of the offering after deducting underwriting discounts and offering expenses were $55.1 million. The following table reflects the changes in stockholders’ equity from December 31, 2003, to June 30, 2004:

			Retained
		Additional	Earnings
	Common	Paid in	(Accumulated
	Stock	Capital	deficit)	Total
December 31, 2003	$80	$12,548	$5,939	$18,567
Net loss	—	—	(6,204)	(6,204)
Proceeds from IPO	66	55,050	—	55,116
Settlement of Waste Corporation of America options through issuance of WCA common stock	—	6,849	—	6,849
Distributions to Waste Corporation of America	—	(6,558)	—	(6,558)

June 30, 2004	$146	$67,889	$(265)	$67,770

In conjunction with the completion of the IPO, the Company transferred a total of $20.0 million to Waste Corporation of America. This amount was to be used in part to repay the term note with WMI which was a legal obligation of Waste Corporation of America but was included in the historical financial statements of the Company because a portion of the proceeds of the IPO were to be used to satisfy the obligation (See Note 4). The remaining portion of the amount transferred to Waste Corporation of America represents a distribution of equity and is reflected as a reduction of additional paid in capital.

8. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Collection:
Residential	$2,424	$2,843	$5,006	$5,609
Commercial	2,994	3,047	5,924	6,021
Roll-off	5,144	4,700	9,856	8,811
Other	120	86	188	146

Total Collection	10,682	10,676	20,974	20,587
Disposal	8,382	7,955	15,578	14,529
Less: Intercompany	(3,131)	(2,311)	(5,442)	(4,269)

Disposal, net	5,251	5,644	10,136	10,260
Transfer and other	2,767	2,219	5,262	3,998
Less: Intercompany	(1,586)	(1,780)	(3,367)	(3,287)

Transfer and other , net	1,181	439	1,895	711

Total Revenue	$17,114	$16,759	$33,005	$31,558

The Company evaluates performance based on various factors, of which the primary performance measure is EBITDA and is generally defined as earnings before interest, taxes, depreciation and amortization. The Company’s calculation of EBITDA is income from continuing operations before cumulative effect of changes in accounting principles and before net interest, taxes, depreciation and amortization. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/
	Missouri	Texas	Arkansas	Other	Corporate	Total
Three months ended June 30, 2004:
Revenue	$9,351	4,081	2,126	1,556	—	17,114
Depreciation and amortization	881	512	247	415	23	2,078
EBITDA	1,567	1,854	287	472	(11,010)	(6,830)
Total assets	46,072	19,020	21,589	14,371	21,176	122,228
Capital expenditures	1,443	663	642	770	7	3,525
Three months ended June 30, 2003:
Revenue	$9,114	4,429	2,045	1,171	—	16,759
Depreciation and amortization	882	473	293	288	22	1,958
EBITDA	1,909	2,449	306	504	(55)	5,113
Total assets	46,746	28,920	20,166	12,562	12,145	120,539
Capital expenditures	551	799	68	24	4	1,446
Six months ended June 30, 2004:
Revenue	$18,110	7,930	4,171	2,794	—	33,005
Depreciation and amortization	1,687	1,016	530	734	44	4,011
EBITDA	3,957	3,855	720	910	(12,292)	(2,850)
Total assets	46,072	19,020	21,589	14,371	21,176	122,228
Capital expenditures	2,212	1,059	1,207	959	10	5,447
Six months ended June 30, 2003:
Revenue	$17,364	8,100	3,919	2,175	—	31,558
Depreciation and amortization	1,689	881	559	548	43	3,720
EBITDA	3,989	4,664	673	830	(1,415)	8,741
Total assets	46,746	28,920	20,166	12,562	12,145	120,539
Capital expenditures	751	1,299	78	344	8	2,480

The following presents a reconciliation of the geographical segments’ aggregate EBITDA to income from continuing operations before cumulative effect of change in accounting principle.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Total EBITDA for reportable segments	$(6,830)	$5,113	$(2,850)	$8,741
Depreciation and amortization	(2,078)	(1,958)	(4,011)	(3,720)
Interest expense, net	(1,261)	(1,338)	(2,528)	(2,600)
Income tax expense	3,496	(719)	3,185	(960)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(6,673)	$1,098	$(6,204)	$1,461

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 7, 2002, Fines Recycling, Inc., Harry Donaldson, Jr., Gerry Hamby, Hal Isbell and Donald G. Wilson filed suit in the Circuit Court of Talladega County, Alabama, against Waste Corporation of America, WCA of Alabama, LLC (one of the Company’s subsidiaries), Tom J. Fatjo, Jr. (Chairman and Chief Executive Officer and Manager of Waste Corporation of America, and the Company’s Chairman and Chief Executive Officer and a Director), Jerome M. Kruszka (President and Chief Operating Officer and Manager of Waste Corporation of America, and the Company’s President and Chief Operating Officer and a Director), and Chuck Green, one of the Company’s managers. The suit alleges that, while WCA Alabama was a subsidiary of Waste Corporation of America, these defendants failed to abide by certain terms of an Agreement and Plan of Merger among the plaintiffs, Waste Corporation of America, and WCA of Alabama, and further alleges fraud and conspiracy claims against Waste Corporation of America and certain of the individual defendants with respect to the negotiation of the Agreement and Plan of Merger. While the plaintiffs have not specified an amount of damages, the suit also alleges that the individual plaintiffs have been damaged by the alleged failure of Waste Corporation of America to honor a “put” option on their Waste Corporation of America capital stock, which they obtained as partial consideration in the Agreement and Plan of Merger, and which is now the Company’s capital stock pursuant to the

Company’s internal reorganization. The Company is unable to estimate any possible loss but believes that the claims of the plaintiffs are without merit, and is vigorously defending this suit.

The Company is a party to various general legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly periods in which they are resolved.

Additionally, in the normal course of business and as a result of the extensive governmental regulation of the solid waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit of the Company. From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations the Company owns or operates or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates. No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

Moreover, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. Except for routine litigation incidental to its business, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject. Although the Company is unable to estimate any possible losses, management believes that the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its financial condition, results of operations or prospects. However, unfavorable resolution of any such proceedings could affect the consolidated results of operations or cash flows for the quarterly period in which they are resolved. While management believes a majority of the Company’s present routine litigation is covered by insurance, subject to deductibles, no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company or that the Company’s insurance coverage would be adequate.

Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies and other guarantees outstanding at June 30, 2004 aggregated approximately $22.4 million. Additionally, direct pay letters of credit totaling $23.2 million were outstanding at June 30, 2004.

The Company is required to provide financial assurances to governmental agencies under applicable environmental regulations relating to landfill closure and post-closure obligations. The Company satisfies these financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. During the past three years the costs associated with bonding and insurance have risen dramatically, the financial capacity and other requirements imposed by bonding and insurance companies have become more difficult to comply with than in prior years and the number of such bonding and insurance companies has decreased. To obtain closure and post-closure bonds and certain performance bonds, Mr. Tom Fatjo, Jr. (the Company’s chairman of the board and chief executive officer), Mr. Jerome Kruszka (a director and the Company’s president and chief operating officer) and Mr. William Esping (a principal of the Company’s largest stockholder) were required to provide personal guarantees to the Company’s bonding company with respect to the Company’s obligations. The Company currently pays each of them a fee of $10,000 per month for these guarantees and may in the future have to continue these payments to compensate these or other executive officers or directors for providing these types of personal guarantees.

Environmental Matters

The Company is subject to liability for any environmental damages that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater, surface water, and drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The company may also be subject to liability for any off-site environmental contaminations caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of June 30, 2004, the Company is not aware of any significant environmental liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 appearing in our Prospectus as filed with the SEC on June 23, 2004. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties please read “Risk Factors and Cautionary Statement About Forward-Looking Statements.” Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste Corporation,” “we,” “us” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.

Overview

     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, and disposal services in the south and central regions of the United States. We serve approximately 130,000 commercial, industrial and residential customers in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee and Texas. We serve our customers through sixteen collection operations, eight transfer stations, six municipal solid waste (MSW) landfills and seven construction and demolition debris (C&D) landfills. One of our transfer stations and two of our landfills, one MSW landfill and one C&D landfill, are fully permitted but have not yet commenced operations. Additionally, we currently operate but do not own two additional transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by one of our competitors.

     In September 2000, we were formed and acquired assets constituting 32 separate solid waste management operations from Waste Management, Inc. These assets and operations became the core of our operations. Since our formation, we have acquired and successfully integrated over 43 separate operating locations acquired in a total of nine transactions (including the transaction with Waste Management, Inc. in 2000).

     We intend to increase both our revenue and our operating margins by: (i) vertically integrating our operations and internalizing the disposal of waste we collect; (ii) using acquisitions to increase our internalization of waste in our existing markets and to expand our operations into new markets; (iii) utilizing a decentralized management structure for overseeing day-to-day operations; (iv) focusing on local markets; and (v) improving operating margins through economies-of-scale, cost efficiencies and asset utilization.

Acquisition Strategy

     Our future financial performance will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck -in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then expand our operations to collection services by acquiring collection operations in the new market and internalizing the waste into our landfill.

     We intend to pursue our acquisition strategy with the new borrowing capacity under a $150 million credit facility entered into in connection with the closing of our initial public offering. We expect that our acquisition strategy will result in an annual revenue “run rate” of $200 million and a tripling or more of our annual EBITDA rates over the next 3 to 4 years. “Run rate” determinations are made based on estimations from information provided to us. Management determines the period over which to calculate a run rate based on factors they deem to be reasonable. Actual revenues may or may not equal the estimated run rate. We intend to pay for our acquisitions primarily with cash, including borrowings under our credit facilities.

     We have identified over 100 private waste companies within 50 miles of our 13 landfills. In July 2004, we completed the acquisition of Texas Environmental Waste Services, a residential collection company located in Houston, Texas, with 45,000 customers and a current annual revenue “run rate” of $5.6 million. We believe that this acquisition eventually will enable us to open and internalize this waste into our Houston area municipal solid waste landfill through a network of transfer stations that are under development. Before that network is developed, we intend to use capacity under a pre-paid disposal contract.

     We are also in serious discussions with other waste companies concerning potential acquisitions and have entered into letters of intent with three separate companies that collectively have an annualized revenue of approximately $7 million.

General

     Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Our revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. The following table reflects our total revenue by source for the three and six months ended June 30, 2004 and 2003 (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Collection:
Residential	$2,424	$2,843	$5,006	$5,609
Commercial	2,994	3,047	5,924	6,021
Roll-off	5,144	4,700	9,856	8,811
Other	120	86	188	146

Total Collection	10,682	10,676	20,974	20,587
Disposal	8,382	7,955	15,578	14,529
Less: Intercompany	(3,131)	(2,311)	(5,442)	(4,269)

Disposal, net	5,251	5,644	10,136	10,260
Transfer and other	2,767	2,219	5,262	3,998
Less: Intercompany	(1,586)	(1,780)	(3,367)	(3,287)

Transfer and other , net	1,181	439	1,895	711

Total Revenue	$17,114	$16,759	$33,005	$31,558

     Costs of services include, but are not limited to, labor, fuel and other vehicle operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third-party transportation expense and state waste taxes. On December 1, 2001, we converted to a $250,000 deductible insurance policy for general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter to quarter and/or year-to-year, resulting in increased volatility of our costs of services.

     General and administrative expense includes the salaries and benefits of our corporate employees, certain centralized reporting and cash management costs and other overhead costs associated with our corporate office.

     Depreciation expense includes depreciation of fixed assets over their useful lives using the straight-line method.

     We capitalize third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs. We expense indirect acquisition costs, such as salaries and other corporate services, as we incur them. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as covenants not to compete and any remaining amounts are then allocated to goodwill.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the three months ended June 30, 2004 and 2003 (dollars in thousands).

	Three Months Ended June 30,
	2004		2003
Revenue	$17,114	100.0%	$16,759	100.0%
Expenses:
Cost of services	11,365	66.4	10,451	62.4
Depreciation and amortization	2,078	12.1	1,958	11.7
Accretion expense	60	0.4	52	0.3
Stock-based compensation	11,502	67.2	120	0.7
Other general and administrative	1,114	6.5	1,032	6.2

Operating income (loss)	(9,005)	(52.6)	3,146	18.8
Interest expense, net	(1,261)	(7.4)	(1,338)	(8.0)
Other income (expense), net	97	0.6	9	0.1
Income tax expense	3,496	20.4	(719)	(4.3)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(6,673)	(39.0)%	$1,098	6.6%

     Revenue. Total revenue for the three months ended June 30, 2004 increased $0.3 million, or 2%, to $17.1 million from $16.8 million for the three months ended June 30, 2003. The increase is due in part to the opening of two new transfer stations in 2004 and increases in disposal volumes over the same period in the prior year.

     Cost of services. Total cost of services for the three months ended June 30, 2004 increased $0.9 million, or 9%, to $11.4 million from $10.5 million for the three months ended June 30, 2003. The increase is primarily due to a $0.3 million increase in insurance expense associated with the development of prior claims, and $0.5 of additional sales and management expense associated with our growth and management incentive programs.

     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2004 increased $0.1 million, or 6%, to $2.1 million from $2.0 million for the three months ended June 30, 2003. The increase was primarily associated with increased site amortization expense associated with increased volumes.

     Stock-based compensation. Prior to our internal reorganization described in Note 1 to our unaudited condensed consolidated financial statements, Waste Corporation of America had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares of our common stock. This restructuring led to a one-time stock-based compensation charge of $11.5 million prior to the IPO that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.

     Other general and administrative. Total other general and administrative expense for the three months ended June 30, 2004 increased $0.1 million, or 8%, to $1.1 million from $1.0 million for the three months ended June 30, 2003. The increase is primarily attributable to increased administrative costs associated with preparing to be a public company.

     Operating income.Operating income for the three months ended June 30, 2004 decreased $12.1 million, or 386%, to a loss of $9.0 million from income of $3.1 million for the three months ended June 30, 2003. The decrease is primarily associated with the one-time stock-based compensation expense described above. Excluding stock-based compensation charges, operating income was $2.5 million for the three months ended June 30, 2004, compared with $3.3 million for the same period in 2003.

     Income from continuing operations. Income from continuing operations for the three months ended June 30, 2004 decreased $7.8 million, or 708%, to a loss of $6.7 million from income of $1.1 million for the three months ended June 30, 2003. The decrease was primarily attributable to the tax adjusted impact of the one-time stock-based compensation charge described above. Excluding the effects of the stock-based compensation charges, income from continuing operations for the three month period ending June 30, 2004 was $0.8 million, or $0.09 per share compared with $1.2 million, or $0.15 per share for the same period in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six Months Ended June 30,
	2004		2003
Revenue	$33,005	100.0%	$31,558	100.0%
Expenses:
Cost of services	21,927	66.4	20,444	64.8
Depreciation and amortization	4,011	12.2	3,720	11.8
Accretion expense	128	0.4	104	0.3
Stock-based compensation	11,532	34.9	204	0.6
Other general and administrative	2,366	7.2	2,094	6.6

Operating income (loss)	(6,959)	(21.1)	4,992	15.8
Interest expense, net	(2,528)	(7.7)	(2,600)	(8.2)
Other income (expense), net	98	0.3	29	0.1
Income tax expense	3,185	9.7	(960)	(3.0)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(6,204)	(18.8)%	$1,461	4.6%

     Revenue. Total revenue for the six months ended June 30, 2004 increased $1.4 million, or 5%, to $33.0 million from $31.6 million for the six months ended June 30, 2003. Of this increase, $1.2 million is due to the commencement of two transfer station operating contracts in February 2004. The remaining increase is primarily due to collection volume increases from internal growth.

     Cost of services. Total cost of services for the six months ended June 30, 2004 increased $1.5 million, or 7%, to $21.9 million from $20.4 million for the six months ended June 30, 2003. In addition to increases associated with the increase in revenues from year to year, operating expenses were up $0.4 million as a result of increased sales and management expense associated with our growth and management incentive programs. Additionally, insurance expense is up approximately $0.1 million resulting from the development of reserves associated with prior claims.

     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2004 increased $0.3 million, or 8%, to $4.0 million from $3.7 million for the six months ended June 30, 2003. The increase was primarily associated with the commencement of the new transfer station operations during the first quarter of 2004.

     Stock-based compensation. Prior to our internal reorganization described in Note 1 to our unaudited condensed consolidated financial statements, Waste Corporation of America had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares of our common stock. This restructuring led to a compensation charge of $11.5 million prior to the IPO that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.

     Other general and administrative. Total other general and administrative expense for the six months ended June 30, 2004 increased $0.3 million, or 13%, to $2.4 million from $2.1 million for the six months ended June 30, 2003. The increase is primarily attributable to $0.3 million of increased accruals for incentive compensation as compared to the same period in 2003.

     Operating income. Operating income for the six months ended June 30, 2004 decreased $12.0 million, or 239%, to a loss of $7.0 million from income of $5.0 million for the six months ended June 30, 2003. The decrease is associated with the one-time stock-based compensation expense described above. Excluding stock-based compensation charges, operating income was $4.6 million for the six months ended June 30, 2004, compared with $5.2 million for the same period in 2003.

     Income from continuing operations. Income from continuing operations for the six months ended June 30, 2004 decreased $7.7 million to a loss of $6.2 million from income of $1.5 million for the six months ended June 30, 2003. The decrease was primarily attributable to the tax adjusted impact of the one-time stock-based compensation charge described above. Excluding the effects of the stock-based compensation charge, income from continuing operations for the six month period ending June 30, 2004 was $1.3 million, or $0.16 per share, compared with $1.6 million, or $0.20 per share, for the same period in 2003.

     Cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle for the period ended June 30, 2003 is due to the adoption of SFAS 143, effective January 1, 2003, which resulted in a $2.3 million benefit, net of a $1.4 million tax expense.

Liquidity and Capital Resources

     Our business and industry is capital intensive requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy will also require significant capital. We plan to meet our capital needs primarily through cash flow from operations and availability under our new credit facility. We have not currently hedged any market risk related to interest rates. We are currently evaluating whether to enter into an interest rate swap agreement.

     As of June 30, 2004, we had total outstanding borrowings of long-term debt of $39.8 million, consisting primarily of approximately $23.2 million of tax-exempt environmental facilities revenue bonds and $15.5 million outstanding under our new credit facility.

     As of June 30, 2004, we had a working capital deficit of $0.6 million which had improved $2.0 million from a working capital deficit of $2.6 million as of December 31, 2003. Our new credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the swing-line feature of our new credit facility to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the new credit facility.

New Credit Facility

     In June 2004, WCA Waste Systems, Inc., as the borrower, entered into an amended and restated $150.0 million senior secured credit facility with Wells Fargo Bank, National Association, as the administrative agent. As of June 30, 2004, we had $15.5 million outstanding under the revolving facility, $23.2 in direct pay letter of credit and $3.7 million in other letters of credit issued, leaving us with $107.6 million in availability.

     Indebtedness under any base rate loans (as defined in the new credit facility) carries interest at the higher of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo, in San Francisco, California, as its prime rate plus the applicable margin for base rate loans (all as defined in the new credit facility). Indebtedness under any LIBOR loans (as defined in the new credit facility) carries interest at a rate per year (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR divided by (b) one minus the reserve requirement (as defined in the new credit facility) plus the applicable margin for LIBOR loans. The new credit facility includes the following:

•	a subfacility for standby letters of credit in the aggregate principal amount of $30.0 million;

•	a swing line feature for up to $10.0 million for same day advances; and

•	a direct pay letter of credit in the aggregate principal amount of approximately $23.2 million.

     The direct pay letter of credit is used to secure the debt associated with our tax-exempt environmental facilities revenue bonds. The remainder of the new credit facility will be used for repayment of prior debt, acquisitions, equipment purchases, landfill construction and development, standby letters of credit that we must provide in the normal course of our business, and general corporate purposes.

     Significant terms of the new credit facility are detailed in the following table. Each of the capitalized terms included in the table below have the meanings assigned to them in the new credit facility.

Security:	Capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries.

Maturity:	Four years from closing.

Financial Covenants:	Maximum Leverage Ratio. 4.25x (Funded Debt/Pro Forma Adjusted EBITDA).

Maximum Senior Funded Debt Leverage Ratio. 3.50x until June 30, 2006, and 3.25x thereafter (Senior Funded Debt/Pro Forma Adjusted EBITDA).

Minimum Fixed Charge Coverage Ratio. 1.50x (Pro Forma Adjusted EBITDA less Capital Expenditures and cash income taxes/ Aggregate of cash interest payments, capital lease payments and scheduled principal payments of Debt).

Minimum Net Worth. 85% of Net Worth at Closing, plus 50% of positive net income, plus 100% of the increase to Net Worth from equity offerings after associated costs of the offerings.

Other Covenants:	Acquisition and Expansion Capital Expenditures Basket. No limit provided Leverage Ratio remains below 3.00x and $10 million is available on the Revolving Credit after the acquisition; if Leverage Ratio exceeds 3.00x, limited to $20 million per year.

Additional Indebtedness. Limited to $10 million per year for purchase money financing and capital leases. Borrower may issue subordinated debt so long as the terms and conditions are satisfactory to Administrative Agent and Lenders and Borrower demonstrates pro forma compliance.

     The covenants in the new credit facility limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume or permit to exist certain liens; (ii) make certain investments, loans, and advances; (iii) enter into any sale-leaseback transactions; (iv) materially change the nature of our business; (v) create, incur, assume or permit to exist certain leases; (vi) merge into or with or consolidate with any other person; (vii) sell, lease or otherwise dispose of all or substantially all of our property or assets; (viii) discount or sell any of our notes receivable or accounts receivable; (ix) transact business with affiliates unless in the ordinary course of business and on an arm’s length basis; (x) make certain negative pledges; (xi) amend, supplement or otherwise modify the terms of any subordinated debt or prepay, redeem or repurchase any subordinated debt; (xii) pay any dividends. Further, we must make mandatory prepayments of outstanding indebtedness under the new credit facility upon the issuance of debt or equity securities by us or our subsidiaries. The amount of the prepayment shall be equal to 100% of the net cash proceeds of any such offering.

     Our new credit facility prohibits the payment of cash dividends by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash. Our only source of cash to pay dividends is distributions from our subsidiaries and, therefore, our ability to declare or pay future cash dividends on our common stock would be subject to, among other factors, a relaxation of this prohibition.

     If we are unable to incur additional indebtedness under our new credit facility, our acquisition strategy will be negatively impacted.

Contractual Obligations

     In connection with our initial public offering in June 2004, we repaid outstanding indebtedness and entered into a new credit facility. During the period, we used a portion of the proceeds of the IPO to repay the outstanding balance on term loans with a bank and with Waste Management as well as a portion of the revolving credit facility.

     There were no other material changes outside of the ordinary course of our business during the three months ended June 30, 2004 to the other items listed in the Contractual Obligations table included in our Prospectus dated June 22, 2004 (and filed with the SEC on June 23, 2004).

Cash Flows

     The following is a summary of our cash balances and cash flows for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months
	Ended June 30,
	2004	2003
Cash and cash equivalents at the end of the period	$2,991	$417
Cash provided by operating activities	$2,407	$5,355
Cash used in investing activities	$(5,348)	$(2,373)
Cash provided by (used in) financing activities	$5,827	$(2,565)

     The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. The changes in working capital components were impacted by the continued expansion of our business. Other items impacting operating cash flows include the depreciation and amortization as well as a portion of the stock-based compensation which are non cash expenses. Excluding the cash portion of the stock-based compensation, cash provided by operating activities for the six months ended June 30, 2004, was $7.1 million.

     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures was $5.4 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively.

     We expect capital expenditures for 2004 to approximate $10.0 million. We intend to fund these expenditures principally through cash flow from operations and borrowings under our new credit facility. In addition, if successful in our acquisition strategy, we may make substantial additional expenditures in acquiring solid waste collection and disposal businesses. We believe that the funds available from our cash flow from operations and borrowings under our new credit facility will provide adequate cash to fund our acquisition strategy and other cash needs for the foreseeable future.

     Included in our capital expenditures are expenditures incurred to construct and to maintain our landfills and related facilities to comply with applicable environmental laws and regulations. Some of those expenditures include the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. Moreover, in addition to the $10 million in capital expenditures described above, we may incur additional expenditures in connection with the expansion of our Central Missouri landfill. We reduced the volume of waste accepted into this site in 2004 through the use of a transfer station for disposal at one of our other landfills in order to preserve the airspace of the landfill until the currently pending expansion application receives final approval and the cell is constructed. We believe once the final expansion permit is received (which we anticipate during the fall of 2004) the expansion airspace can be constructed (anticipated to be during or before the first quarter of 2005). However, the expansion area for this site includes lands that are subject to litigation over a mining lease, which we filed in July 2004. The suit alleges breach of the lease by a lessee, and seeks termination of the lease. If we are unsuccessful, our expansion could be adversely affected by our inability to utilize all or part of the land and associated airspace affected by this lease. But even if we are successful, we may incur substantially higher capital costs than previously expected to utilize this airspace, as we will be required to conduct our own excavation on these lands, which we believe to be the obligation of the lessee.

     Cash used in financing activities during the six months ended June 30, 2004 and 2003 include borrowings under our former credit facility, repayments of debt in all periods, distributions to our former parent and financing costs associated with amendments to our credit facility in all periods. Proceeds from financing includes the net proceeds from our initial public offering funded on June 28, 2004. These proceeds were used in part to repay outstanding debt including the term loans with both a bank and Waste Management, Inc., a portion of the outstanding revolving credit facility and distributions to our former parent.

Landfill Accounting Policy

     Capitalized Landfill Costs

     At June 30, 2004, the Company owned six municipal solid waste (MSW) landfills and seven construction and demolition debris (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of June 30, 2004.

     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of June 30, 2004, no capitalized interest had been included in capitalized landfill costs. However, in the future, interest could be capitalized on landfill construction projects, but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and third-party engineers.

     Total available airspace includes the total of estimated permitted airspace plus an estimate of probable expansion airspace that we believe is likely to be permitted. Where we believe permit expansions are probable, the expansion airspace, and the projected costs related to developing the expansion airspace are included in the airspace amortization rate calculation. The criteria we use to determine if permit expansion is probable include, but are not limited to, whether:

•	we believe that the project has fatal flaws;

•	the land is owned or controlled by us, or under option agreement;

•	we have committed to the expansion;

•	financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact;

•	personnel are actively working to obtain land use, local and state approvals for an expansion of an existing landfill;

•	we believe the permit is likely to be received; and

•	we believe that the timeframe to complete the permitting is reasonable.

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of June 30, 3004, we have included 12.2 million cubic yards of expansion airspace with estimated development costs of approximately $7.0 million in our calculation of the rates used for the amortization of landfill costs.

     Closure and Post-Closure Obligations

     We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for MSW facilities and up to five years for C&D facilities.

     On January 1, 2003, we adopted SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which provides standards for accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Generally, the requirements for recording closure post-closure obligations under SFAS No. 143 are as follows:

•	Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars. Cost estimates equate the costs of third parties performing the work. Any portion of the estimates which are based on activities being performed internally are increased to reflect a profit margin a third party would receive to perform the same activity. This profit margin will be taken to income once the work is performed internally.

•	The total obligation is carried at the net present value of future cash flows, which is calculated by inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate represents our credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded as an increase in this liability as airspace is consumed.

•	Accretion expense is calculated based on the 8.5% discount rate and is charged to cost of services and increases and related closure and post-closure obligation. This expense will generally be less during the early portion of the landfill’s operating life and increase thereafter.

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2003 and for the six months ended June 30, 2004.

	Year ended	Six Months Ended
	December 31,	June 30,
	2003	2004
Number of landfills owned	13	13

Landfill depletion and amortization expense (in thousands)	$4,066	$2,054
Accretion expense (in thousands)	207	128
Closure and post-closure expense (in thousands)	—	—

	4,273	2,182

Airspace consumed (in thousands of cubic yards)	2,301	1,189

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.86	$1.84

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not currently have any arrangements in place to reduce market exposure with respect to interest rates under our $38.7 million in debt bearing interest at variable or floating rates. Therefore, we would bear exposure to increases in interest rates and our major market risk exposure is changing interest rates and fluctuations in LIBOR. We are currently evaluating whether to enter into interest rate hedging arrangements. We have not entered into interest rate swap agreements for trading purposes.

     In October 2003, we entered into a six-month interest rate swap agreement with a notional amount of $19.0 million. The interest rate swap agreement expired on April 30, 2004. Under the agreement, we received a floating rate equal to the LIBOR base on the outstanding debt and paid a fixed interest rate of 1.38% on the notional amount outstanding.

     As of June 30, 2004, we were exposed to cash flow risk due to changes in interest rates with respect to $15.5 million in outstanding floating rate-based loans under our new credit facility. Please read “Managements Discussion and Analysis of Financial Condition and Results of Operations-New Credit Facility” included elsewhere in the quarterly report on Form 10-Q for a discussion of our new credit facility.

ITEM 4. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Please read Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Not applicable.

     (b) Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-New Credit Facility” included elsewhere in the quarterly report on Form 10-Q for a discussion of restrictions imposed by our new credit facility, including a prohibition on the payment of cash dividends by our primary operating subsidiary to us (or any intermediary) under all circumstances and restrictions related to our payment of dividends.

     (c) On May 19, 2004, in connection with a merger associated with our internal corporate reorganization, we issued 2,575,090 shares of our common stock, 991,612 shares of our Series A preferred stock and 3,103,558 shares of our Series B preferred stock to stockholders of our former parent, Waste Corporation of America. The issuance of common and preferred stock was made in connection with a merger pursuant to Section 251(g) of the Delaware General Corporation Law where no vote of stockholders was required. Accordingly, the merger did not constitute a “sale.” The shares of preferred stock were subsequently converted into shares of common stock prior to our initial public offering in a merger with one of our wholly-owned subsidiaries.

     On June 9, 2004, in connection with the cancellation of options and warrants assumed in connection with a merger of Waste Corporation of America, we issued 989,730 shares of our common stock to warrant and option holders of our former parent, Waste Corporation of America. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.

     On June 21, 2004, in connection with the exercise of warrants assumed in connection with a merger of Waste Corporation of America, we issued 340,326 shares of our common stock to a warrant holder of our former parent, Waste Corporation of America. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for this transaction.

     On June 24, 2004, we issued 2,000 shares of our common stock to one of our officers under the 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for this transaction.

     (d) In connection with our initial public offering, we issued and sold 6,587,947 shares of our common stock, par value $0.01 per share, at $9.50 per share, generating aggregate offering proceeds of $62.6 million. Further, selling stockholders issued and sold 2,412,053 shares of our common stock at $9.50 per share, generating aggregate offering proceeds of $22.9 million. The shares were issued pursuant to a registration statement on Form S-1 (File No. 333-113416) which was declared effective, as amended, on June 22, 2004. The registration statement registered an aggregate of 10,350,000 shares of common stock at an aggregate offering price of $103.5 million. Of these shares, 2,412,053 shares (representing $24.1 million of the dollar amount registered) were registered on behalf of selling stockholders and 7,937,947 shares (representing $79.4 million of the dollar amount registered) were registered on our behalf (including 1,350,000 shares subject to an option granted to the underwriters to cover over-allotments, if any). The over-allotment option was not exercised.

     The offering of the common stock commenced on June 23, 2004, and 9,000,000 of the registered shares were sold. The underwriters were led by Friedman, Billings, Ramsey & Co., Inc. and Stifel, Nicolaus & Company, Incorporated. The net cash proceeds to us from the sale of these shares was $55.1 million, after deducting underwriting discounts and commissions of $4.4 million and total estimated other offering costs and expenses of $3.1 million, (for a total of $7.5 million in offering expenses).

     We have used our net proceeds from the initial public offering to: (i) repay $10.5 million under an outstanding term loan; (ii) repay $24.6 million of indebtedness outstanding under our revolving credit facility; and (iii) pay $20.0 million to satisfy a contingent contribution obligation to our former parent, Waste Corporation of America.

     (e) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Prior to our initial public offering completed in June 2004, holders of our common stock, Convertible Preferred Stock Series A (which were subsequently converted into common stock in connection with our internal reorganization) and Convertible Preferred Stock Series B (which were subsequently converted into common stock in connection with our internal reorganization) approved the amendment to the certificate of incorporation of Waste Corporation of America (“WCA”), our former parent, to eliminate paragraph Fifteenth of the certificate of incorporation to require only our approval or consent, as the sole stockholder of WCA, and not the additional approval or consent of our stockholders. This approval was in the form of a written consent in lieu of a meeting, effective as of May 19, 2004. The number of shares voted in favor of this matter was as follows (not taking into account the reverse stock split effected in June 2004): 2,348,167 shares of common stock, 1,428,572 shares of Convertible Preferred Stock Series A and 5,048,077 shares of Convertible Preferred Stock Series B, which represents a majority of each class of the then-outstanding shares. The remaining shares of our capital stock were not voted on these matters, and no shares were voted against this matter.

     Further, prior to our initial public offering, holders of our common stock, Convertible Preferred Stock Series A and Convertible Preferred Stock Series B approved an agreement and plan of merger whereby another related entity was merged into us and we survived. As part of the merger, the shares of Convertible Preferred Stock Series A and Convertible Preferred Stock Series B were converted into shares of our common stock. This approval was in the form of a written consent in lieu of a meeting, effective as of June 21, 2004. The number of shares voted in favor of each of these matters was as follows (not taking into account the reverse stock split effected in June 2004): 3,569,931 shares of common stock, 1,428,572 shares of Convertible Preferred Stock Series A and 5,048,077 shares of Convertible Preferred Stock Series B, which represents a majority of each class of the then-outstanding shares. The remaining shares of our capital stock were not voted on these matters, and no shares were voted against this matter.

     Finally, prior to our initial public offering, holders of our common stock, Convertible Preferred Stock Series A and Convertible Preferred Stock Series B approved the 2004 WCA Waste Corporation Incentive Plan. This approval was in the form of a written consent in lieu of a meeting, effective as of June 21, 2004. The number of shares voted in favor of each of these matters was as follows (not taking into account the reverse stock split effected in June 2004): 3,569,931 shares of common stock,1,428,572 shares of Convertible Preferred Stock Series A and 5,048,077 shares of Convertible Preferred Stock Series B, which represents a majority of each class of the then-outstanding shares. The remaining shares of our capital stock were not voted on these matters, and no shares were voted against this matter.

ITEM 5. OTHER INFORMATION.

     (a) Not applicable.

     (b) We do not currently have a nominating committee of our board of directors. However, pursuant to our director nominations policy adopted in connection with our initial public offering, the independent members of our board of directors (the “Independent Directors”) will consider director candidates recommended by stockholders entitled to vote generally in the election for directors (“Stockholders”) for inclusion in the director’s slate at annual meetings of stockholders. Generally, in order for a Stockholder to make a nomination, he or she must comply with the notice, information and consent provisions contained in our Amended and Restated Bylaws, as such may be amended from time to time (the “Bylaws”). In order for the director nomination to be timely, a Stockholder must give written notice to the Independent

Directors so that is received not less than 90 days nor more than 120 days in advance of the first anniversary of the date of our proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders. If no annual meeting was held in the previous year or the date of the annual meeting of stockholders has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement, the notice must be received by the Independent Directors not more than 10 days following the first date that we publicly announce (as such term is defined in the Bylaws) the date of such meeting. The address for the written notice is WCA Waste Corporation, c/o Corporate Secretary, One Riverway, Suite 1400, Houston, Texas 77056.

     The Stockholder’s notice must set forth as to each nominee: (1) the exact name of such person, (2) such person’s age, principal occupation, business address and telephone number and residence address and telephone number, (3) the number of shares (if any) of each class of our stock owned directly or indirectly by such person and (4) all other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or any successor regulation thereto (including such person’s notarized written acceptance of such nomination, consent to being named in the proxy statement as a nominee and statement of intention to serve as a director if elected). The Stockholder’s notice must also set forth as to the Stockholder giving notice (w) his or her name and address, as they appear on our books, (x) his or her principal occupation, business address and telephone number and residence address and telephone number, (y) the class and number of our shares of which are held of record or beneficially owned by him or her and (z) the dates upon which he or she acquired such shares of stock and documentary support for any claims of beneficial ownership. The notice must also include the other information required by the Bylaws.

     If the information supplied by the Stockholder is deficient in any material aspect or if the foregoing procedures, or the other procedures set forth in the Bylaws, are not followed, the Chairperson of the annual meeting of stockholders may determine that the Stockholder’s nomination should not be brought before the meeting and that the nominee is ineligible for election as one of our directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

*2.1	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 1, 2004).
*3.1	Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).
*3.2	Amended and Restated Bylaws of WCA Waste Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).
*4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
+10.1	Third Amended and Restated Credit Agreement, dated as of June 23, 2004, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the lenders party thereto.
*10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

*10.3	Third Amendment to Employment Agreement of Tom J. Fatjo, Jr., dated April 13, 2004 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.4	Third Amendment to Employment Agreement of Jerome Kruszka, dated April 13, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.5	Third Amendment to Employment Agreement of Charles Casalinova, dated April 13, 2004 (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.6	Third Amendment to Employment Agreement of Tom J. Fatjo, III, dated April 13, 2004 (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.7	2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.8	Capital Contribution Commitment Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).
+31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated by reference.

     (b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION
By:	/s/ CHARLES A. CASALINOVA
Charles A. Casalinova
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ KEVIN D. MITCHELL
Kevin D. Mitchell
Vice President and Controller (Principal Accounting Officer)

Date: August 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description
*2.1	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 1, 2004).
*3.1	Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).
*3.2	Amended and Restated Bylaws of WCA Waste Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).
*4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
+10.1	Third Amended and Restated Credit Agreement, dated as of June 23, 2004, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the lenders party thereto.
*10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.3	Third Amendment to Employment Agreement of Tom J. Fatjo, Jr., dated April 13, 2004 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.4	Third Amendment to Employment Agreement of Jerome Kruszka, dated April 13, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.5	Third Amendment to Employment Agreement of Charles Casalinova, dated April 13, 2004 (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.6	Third Amendment to Employment Agreement of Tom J. Fatjo, III, dated April 13, 2004 (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.7	2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.8	Capital Contribution Commitment Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).
*10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).
*10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to WCA Waste Corporation’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

Exhibit
Number	Description
+31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated by reference.