Form 10-Q
period 2004-09-30
WCA WASTE CORP
filed 2004-11-10
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50808

WCA Waste Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Riverway, Suite 1400	77056
Houston, Texas 77056	(Zip Code)
(Address of principal executive offices)

(713) 292-2400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	14,853,421 shares
(Class)	(Outstanding at November 5, 2004)

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Purchase and Sale of Assets Agreement - WCA of Alabama, Bluewater Diving
Purchase and Sale of Assets Agreement - WCA of Alabama, BRC
Purchase and Sale of Assets Agreement - WCA of Alabama, Blount Recycling
Form of Stock Option Agreement
Form of Restricted Stock Grant
Rule 13a-14a/15d-14a Certification of CEO
Rule 13a-14a/15d-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258	$105
Accounts receivable, net of allowance for doubtful accounts of $256 (unaudited) and $177, respectively	8,731	5,170
Prepaid expenses and other	3,861	5,246

Total current assets	12,850	10,521
Property and equipment, net of accumulated depreciation and amortization of $29,726 and $23,473, respectively	85,392	70,726
Goodwill, net	39,255	29,843
Deferred financing costs, net	2,988	1,860
Other assets	5,890	3,735

Total assets	$146,375	$116,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,375	$3,635
Accrued liabilities	6,073	4,574
Interest rate swap	—	14
Note payable	—	903
Accrued closure and post-closure liabilities, current	1,254	—
Current maturities of long-term debt	1,474	4,004

Total current liabilities	13,176	13,130

Long-term debt, less current maturities and discount	59,582	78,696
Accrued closure and post-closure liabilities	2,241	3,005
Deferred tax liabilities	1,078	3,287
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 14,853 and 8,000 shares, respectively	149	80
Additional paid-in capital	69,266	12,548
Retained earnings	883	5,939

Total stockholders’ equity	70,298	18,567

Total liabilities and stockholders’ equity	$146,375	$116,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$19,842	$16,629	$52,847	$48,187
Expenses:
Cost of services	13,557	10,609	35,484	31,054
Depreciation and amortization	2,357	1,944	6,368	5,664
Accretion expense	64	52	192	155
General and administrative:
Stock-based compensation	—	393	11,532	597
Other general and administrative	1,267	894	3,633	2,988

	17,245	13,892	57,209	40,458

Operating income (loss)	2,597	2,737	(4,362)	7,729
Other income (expense):
Interest expense, net	(866)	(1,307)	(3,394)	(3,907)
Other	169	3	267	32

	(697)	(1,304)	(3,127)	(3,875)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,900	1,433	(7,489)	3,854
Income tax (provision) benefit	(752)	(568)	2,433	(1,528)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,148	865	(5,056)	2,326
Gain (loss) from discontinued operations, net of tax	—	32	—	(154)
Gain on disposal of discontinued operations, net of tax	—	262	—	262

Income (loss) before cumulative effect of change in accounting principle	1,148	1,159	(5,056)	2,434
Cumulative effect of change in accounting principle, net of tax	—	—	—	2,324

Net income (loss)	$1,148	$1,159	$(5,056)	$4,758

Earnings per share-basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.08	$0.11	$(0.48)	$0.29
Loss from discontinued operations	—	—	—	(0.02)
Gain on disposal of discontinued operations	—	0.03	—	0.03

Income (loss) before cumulative effect of change in accounting principle	0.08	0.14	(0.48)	0.30
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.29

Net income (loss)	$0.08	$0.14	$(0.48)	$0.59

Weighted average shares outstanding — basic and diluted	14,819	8,000	10,506	8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,056)	$4,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,368	5,664
Non-cash portion of stock-based compensation expense	6,849	597
Amortization of debt discount and deferred financing costs	475	691
Deferred tax provision (benefit)	(2,209)	717
Accretion expense for closure and post-closure obligations	192	156
Gain on sale of assets	(267)	(32)
Interest rate swap	(10)	(1,376)
Prepaid disposal usage	227	234
Cumulative effect of change in accounting principle	—	(3,749)
Change in operating assets and liabilities:
Accounts receivable	(2,989)	(1,098)
Prepaid expenses and other	1,909	1,566
Accounts payable and other liabilities	1,889	(401)
Non-cash expenses related to discontinued operations	—	1,775

Net cash provided by operating activities	7,378	9,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(23,309)	(6,441)
Proceeds from sale of discontinued operations	—	9,759
Proceeds from sale of fixed assets	282	72
Capital expenditures	(8,835)	(5,916)
Cost incurred on possible acquisitions	(51)	—

Net cash used in investing activities	(30,913)	(2,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	37,233	—
Payments on long-term debt	(13,202)	(3,202)
Net change in old revolving line of credit	(33,263)	1,676
Repayment of Waste Management, Inc. note	(13,343)	—
Distribution to former parent	(7,180)	(4,116)
Proceeds from issuance of common stock	55,018	—
Deferred financing costs	(1,575)	(936)
Decrease in restricted cash	—	677

Net cash provided by (used in) financing activities	23,688	(5,901)

NET INCREASE IN CASH AND CASH EQUIVALENTS	153	1,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	105	—

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$258	$1,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,909	$2,202
Income taxes paid	—	—
Property and equipment financed by direct debt	—	448

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Prospectus filed with the SEC on June 23, 2004 which contains the company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in such Prospectus.

In preparing the Company’s financial statements, several estimates and assumptions are made that affect the accounting for, and recognition of, assets, liabilities, revenues and expenses. These estimates and assumptions must be made because some information used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. Actual results could differ from estimated amounts. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, liabilities for final capping, closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, asset impairments, and insurance claims.

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

2. RECENT DEVELOPMENTS

During the three months ended September 30, 2004, the Company acquired five non-hazardous solid waste businesses.

Company	Location	Completion date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling and other related companies	Birmingham, AL	September 3, 2004	Collection & Landfill
Translift	Little Rock, AR	September 17, 2004	Collection

Total consideration for these acquisitions consisted of $22.0 million in cash and 263,158 restricted shares of the Company’s common stock. The purchase price for each transaction has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their respective acquisition dates. None of the completed acquisitions were significant (within the meaning of Regulation S-X) to the Company as a whole.

Based on the preliminary assessments of values for the acquisitions completed during the quarter, the Company reflected identifiable intangibles of $2.4 million and goodwill of $9.4 million. Identifiable intangibles include customer relationships which are amortized over their expected lives of an average of 20 years and covenants not to compete which are being amortized over their stated lives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Landfill Accounting

Capitalized Landfill Costs

At September 30, 2004, the Company owned six municipal solid waste (MSW) landfills and eight construction and demolition debris (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of September 30, 2004.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At September 30, 2004, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, management and financial personnel.

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

Closure and Post-Closure Obligations

The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years after final site closure.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligation,” which provides standards for accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 outlines standards for accounting for the Company’s landfill retirement obligations that have historically been referred to as closure and post-closure liabilities. The adoption of the standard has no impact on the Company’s cash requirements. In conjunction with the change in accounting principle, the Company reflected a $2.3 million cumulative effect of the change, net of tax, of $1.4 million in the first quarter of 2003.

SFAS 143 results in a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of services, but rather by an increase to capitalized landfill costs and amortized to depreciation and amortization as landfill airspace is consumed. Generally, the requirements for recording closure and post-closure obligations under SFAS 143 are as follows:

•	Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars. Cost estimates equate the costs of third parties performing the work. Any portions of the estimates which are based on activities being performed internally are increased to reflect a profit margin a third party would receive to perform the same activity. This profit margin will be taken to income should the work ultimately be performed internally.

•	The total obligation is carried at the net present value of future cash expenditures, which is calculated by inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate represents the Company’s credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as airspace is consumed.

•	Accretion expense is calculated by multiplying the discounted closure and post-closure obligation at the beginning of the period by the 8.5% credit-adjusted risk-free rate (discount rate). Accretion expense is a non-cash charge to cost of services and increases the related closure and post-closure obligation. This expense will generally be less during the early portion of a landfill’s operating life and increase thereafter.

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2003 to September 30, 2004.

	Landfill	Closure and
	Assets, net	Post-closure Liabilities
December 31, 2003	$50,671	$3,005
Capital expenditures (unaudited)	2,447	—
Acquisition of landfill (unaudited)	5,975	45
Amortization expense (unaudited)	(3,212)	—
Obligations incurred and capitalized (unaudited)	253	253
Interest accretion (unaudited)	—	192

September 30, 2004 (unaudited)	$56,134	$3,495

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2004	2003
	(unaudited)
Recorded amounts:
Current portion	$1,254	$—
Noncurrent portion	2,241	3,005

Total recorded	$3,495	$3,005

The Company’s total anticipated cost for closure and post-closure activities is $42.1 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated 2.5% until expected time of payment and then discounted to present value at 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the amount recorded would have been $11.0 million and $9.9 million at September 30, 2004, and December 31, 2003, respectively.

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

Costs Incurred on Possible Acquisitions

Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of travel costs, third-party accounting, legal, and other consulting fees incurred in the negotiation and due diligence process, and non-refundable down payments. Upon consummation of an acquisition, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense.

(c) Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Asset,” on January 1, 2002. In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

(g) Stock-Based Compensation

Prior to the Company’s initial public offering, the Company’s corporate structure was reorganized. In conjunction with the reorganization, WCA assumed the obligation to issue stock upon the exercise of options and warrants that Waste Corporation of America had previously issued. Thereafter, approximately 90% of the outstanding options and warrants were cancelled by the issuance of 1,330,056 shares of the Company. The restructuring led to a compensation charge based on the estimated fair value of the stock issued in cancellation of the options and warrants. Total stock-based compensation expense during the nine-months ended September 30, 2004 was $11.5 million ($7.5 million net of tax benefit, or $0.71 per share). Of this amount, $6.8 million was non-cash with the balance withheld and remitted for withholding of payroll taxes.

Additionally, the Company granted options to purchase 644,000 shares of WCA common stock at the initial public offering price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. Because the methods prescribed by SFAS 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations, the Company applied the intrinsic-value-based method of accounting and only adopted the disclosure requirements of SFAS 123. Under this method, the Company typically would record no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. Certain features of the Waste Corporation of America options required the Company to recognize a periodic charge for the difference between the exercise price of the options and the fair value of the Waste Corporation of America common stock. For the three and nine months ended September 30, 2003, the Company recorded stock-based compensation expense of $0.4 million and $0.6 million, respectively, associated with these Waste Corporation of America options.

Had compensation expense for options granted by Waste Corporation of America and stock option grants under the Company’s Stock Incentive Plan been determined based on the fair value of the options at the grant date as prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,148	$1,159	$(5,056)	$4,758
Plus: Stock-based compensation expense included in reported net income, net of tax	—	255	7,496	388
Less: Stock-based compensation expense pursuant to SFAS 123 on canceled options and warrants, net of tax	—	—	(7,551)	—
Less: Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(123)	(22)	(175)	(67)

Net income (loss), pro forma	$1,025	$1,392	$(5,286)	$5,079

Earnings (loss) per share – basic and diluted-
As reported	$0.08	$0.14	$(0.48)	$0.59
Pro forma	$0.07	$0.17	$(0.50)	$0.63

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

(h) Earnings Per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. There were options and warrants to purchase 884,398 shares of common stock outstanding as of September 30, 2004 and none outstanding as of September 30, 2003. All outstanding options and warrants are anti-dilutive, accordingly, there is no difference in basic and diluted earnings per share.

(i) Allocation of Expenses

Prior to the reorganization discussed in Note 1, the Company was a wholly owned-subsidiary of Waste Corporation of America and shared common management, general and administrative and overhead costs. The cost for these services were incurred by the Company and allocated to Waste Corporation of America and Waste Corporation of America’s other subsidiaries. Prior to the reorganization, the Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages. Management believes that the bases of allocation of expenses provides the most relevant and reasonable method of allocating these costs to the respective operations. WCA’s senior management will continue to serve as officers of Waste Corporation of America. During 2004, the Company entered into an administrative services agreement with Waste Corporation of America where Waste Corporation of America will pay a monthly fee of approximately $40,000 for administrative services, including services of executive officers, other employees and administrative systems, service and facilities. It is impracticable to estimate the amount of expenses that would have been had the Company been an unaffiliated entity of Waste Corporation of America.

There has been no allocation of debt or interest expense between the Company and Waste Corporation of America as both entities have incurred their debt in order to finance their operations. There is no inter-company debt between the Company and Waste Corporation of America, and the Company does not receive proceeds from any debt incurred by Waste Corporation of America.

4. LONG TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are as follows:

	September 30,	December 31,
	2004	2003
$150 million revolving credit facility with financial institutions, variable interest rate based on LIBOR plus 2.0% (3.6875% at September 30, 2004) due in 2008	$37,233	$—
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus 3.0%. Refinanced in June 2004 in connection with the facility amendment	—	33,263
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2004-2022, variable interest rate based on the tax exempt rate plus 2.0% (3.8% and 3.3% at September 30, 2004 and December 31, 2003, respectively)	22,900	23,800
Term loan payable to financial institution. Fully repaid in June 2004 from the IPO proceeds	—	11,115
Seller note, with interest rate of 6%, due in May 2006	444	444
Term loan payable to Waste Management, Inc. (WMI), with interest rate of 8.5%. Fully repaid in June 2004 from the IPO proceeds	—	13,343
Notes payable to banks and financial institutions, interest ranging from 5.8% to 10.0%, payable monthly through August 2008	571	856

	61,148	82,821
Less: Debt discount	(92)	(121)
Less: Current portion	(1,474)	(4,004)

	$59,582	$78,696

In conjunction with the initial public offering, the Company’s operating subsidiary, WCA Waste Systems, Inc., entered into an amended and restated $150.0 million senior secured credit facility with a syndicate of lenders. The credit facility is secured by the capital stock of all subsidiaries and liens on all of the Company’s and its subsidiaries’ assets.

     Under the facility, indebtedness under any base rate loans (as defined in the credit facility) bears interest at the higher of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo, in San Francisco, California, as its prime rate plus the applicable margin for base rate loans (all as defined in the credit facility). Indebtedness under any LIBOR loans (as defined in the credit facility) bears interest at a rate per year (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR divided by (b) one minus the reserve requirement (as defined in the credit facility) plus the applicable margin for LIBOR loans. The credit facility includes the following:

•	a subfacility for standby letters of credit in the aggregate principal amount of up to $30.0 million;

•	a swing line feature for up to $10.0 million for same day advances; and

•	a direct pay letter of credit in the aggregate principal amount of approximately $22.9 million.

As of September 30, 2004, the Company had $37.2 million outstanding under the revolving line of credit, $22.9 million in direct pay letter of credit and $3.7 million in other letters of credit issued, leaving $86.2 million in availability. The direct pay letter of credit will continue to be used to secure the debt associated with the Company’s tax-exempt environmental facilities revenue bonds. The remainder of the credit facility will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit that the Company must provided in the normal course of business and general corporate purposes.

The revolving credit facility requires the Company to maintain certain financial ratios and comply with certain financial covenants. These covenants include a maximum leverage ratio, as defined, of 4.25 and a fixed charge ratio of 1.5 as well as minimum net worth amounts, as adjusted. At September 30, 2004, the Company was in compliance with the financial covenants under these agreements.

5. INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the nine months ended September 30, 2004 based upon the Company’s anticipated 2004 effective income tax rate of 32.5%. The current year rate is lower than the statutory rate because of the tax benefit on stock-based compensation. The 2003 rates also include the effect of discontinued operations as well as the cumulative effect of the change in accounting principle.

6. STOCK OPTION AWARDS

The Company adopted the 2004 WCA Waste Corporation Incentive Plan (Stock Incentive Plan) to provide for grants of options to purchase shares of common stock, restricted stock and other equity-based compensation to employees, consultants and non-employee directors of the Company and its affiliates who are eligible to participate in the Stock Incentive Plan. During the nine months ended September 30, 2004, the Company awarded options to purchase 80,000 shares to its non-employee directors and options to purchase 564,000 shares to its officers and employees under its Stock Incentive Plan with an exercise price equal to the IPO price of $9.50 per share. These options vest ratably over a three-year period. Additionally, the Company granted 2,000 shares of restricted stock to an officer. The restrictions related to these shares lapse over a two-year period of continuous employment. As of September 30, 2004, 354,000 shares remain available under the Stock Incentive Plan for future grants.

The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations. Stock options are granted at prices not less than the fair market value of the Company’s common stock on the date of grant and the Stock Incentive Plan contains no provisions that require variable plan accounting for the stock options granted; therefore, no compensation expense is recognized. Compensation expense resulting from grants of restricted stock or stock units is recognized during the vesting period.

Options granted under the Stock Incentive Plan are granted at a price not less than the fair market value of the Company’s Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in 1/3 increments per year over a three-year period beginning on the first anniversary date of the grant.

7. STOCKHOLDERS’ EQUITY

On June 28, 2004, the Company completed its initial public offering and issued 6,587,647 new shares to the public at an aggregate price of $9.50 per share before a 7% underwriting discount. Net proceeds of the offering after deducting underwriting discounts and offering expenses were $55.0 million. During July 2004, the Company issued 263,158 restricted shares which lapse three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2003 to September 30, 2004 (dollars in thousands):

		Additional
		Paid in	Retained
	Common Stock	Capital	Earnings	Total
December 31, 2003	$80	$12,548	$5,939	$18,567
Net loss	—	—	(5,056)	(5,056)
Proceeds from IPO	66	54,952	—	55,018
Issuance of shares to acquiree	3	1,584	—	1,587
Settlement of Waste Corporation of America options through issuance of WCA common stock	—	6,849	—	6,849
Distributions to Waste Corporation of America	—	(6,667)	—	(6,667)

September 30, 2004	$149	$69,266	$883	$70,298

In conjunction with the completion of the IPO, the Company transferred a total of $20.0 million to Waste Corporation of America. This amount was used in part to repay the term note with WMI which was a legal obligation of Waste Corporation of America but was included in the historical financial statements of the Company because a portion of the proceeds of the IPO were to be used to satisfy the obligation (See Note 4). The remaining portion of the amount transferred to Waste Corporation of America represents a distribution of equity and is reflected as a reduction of additional paid in capital.

During the quarter ended September 30, 2004, warrants to purchase 1,844 shares of Company common stock expired with an additional 11,318 warrants which expired subsequent to September 30, 2004.

8. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Collection:
Residential	$3,652	$2,868	$8,658	$8,477
Commercial	2,948	3,094	8,872	9,115
Roll-off	6,085	4,774	15,941	13,585
Other	139	53	327	199

Total Collection	12,824	10,789	33,798	31,376

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Disposal	8,880	7,801	24,458	22,330
Less: Intercompany	(3,290)	(2,326)	(8,732)	(6,595)

Disposal, net	5,590	5,475	15,726	15,735
Transfer and other	3,222	2,035	8,484	6,033
Less: Intercompany	(1,794)	(1,670)	(5,161)	(4,957)

Transfer and other, net	1,428	365	3,323	1,076

Total Revenue	$19,842	$16,629	$52,847	$48,187

The Company evaluates performance based on various factors, of which an important performance measure is EBITDA and is generally defined as earnings before interest, taxes, accretion, depreciation and amortization. The Company’s calculation of EBITDA is income from continuing operations before cumulative effect of changes in accounting principles and before net interest, taxes, depreciation and amortization. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/
	Missouri	Texas	Arkansas	Other	Corporate	Total
Three months ended September 30, 2004:
Revenue	$9,582	5,769	2,188	2,303	—	19,842
Depreciation and amortization	899	651	268	513	26	2,357
EBITDA	2,228	2,337	244	851	(537)	5,123
Total assets	46,634	28,520	27,264	26,220	17,737	146,375
Capital expenditures	481	816	339	1,655	97	3,388
Capital expenditures (Acquisitions)	89	1,711	1,968	8,136	—	11,904
Three months ended September 30, 2003:
Revenue	$9,196	4,146	2,006	1,281	—	16,629
Depreciation and amortization	880	453	279	310	22	1,944
EBITDA	1,623	1,795	37	552	677	4,684
Total assets	46,275	19,288	20,713	13,115	18,770	118,161
Capital expenditures	469	1,114	739	1,024	18	3,364
Nine months ended September 30, 2004:
Revenue	$27,692	13,699	6,359	5,097	—	52,847
Depreciation and amortization	2,586	1,667	798	1,247	70	6,368
EBITDA	6,185	6,192	964	1,761	(12,829)	2,273
Total assets	46,634	28,520	27,264	26,220	17,737	146,375
Capital expenditures	2,693	1,875	1,546	2,614	107	8,835
Capital expenditures (Acquisitions)	89	1,711	1,968	8,136	—	11,904
Nine months ended September 30, 2003:
Revenue	$26,560	12,246	5,925	3,456	—	48,187
Depreciation and amortization	2,569	1,334	838	858	65	5,664
EBITDA	5,612	6,459	710	1,382	(738)	13,425
Total assets	46,275	19,288	20,713	13,115	18,770	118,161
Capital expenditures	1,220	2,413	817	1,440	26	5,916

     The following presents a reconciliation of the geographical segments’ aggregate EBITDA to income from continuing operations before cumulative effect of change in accounting principle, its most directly comparable GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total EBITDA for reportable segments	$5,123	$4,684	$2,273	$13,425
Depreciation and amortization	(2,357)	(1,944)	(6,368)	(5,664)
Interest expense, net	(866)	(1,307)	(3,394)	(3,907)
Income tax (expense) benefit	(752)	(568)	2,433	(1,528)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,148	$865	$(5,056)	$2,326

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Effective September 29, 2004, the parties settled the suit filed on June 7, 2002, by Fines Recycling, Inc., Harry Donaldson, Jr., Gerry Hamby, Hal Isbell and Donald G. Wilson in the Circuit Court of Talladega County, Alabama, against Waste Corporation of America, WCA of Alabama, LLC (one of the Company’s subsidiaries), Tom J. Fatjo, Jr. (Chairman and Chief Executive Officer and Manager of Waste Corporation of America, and the Company’s Chairman and Chief Executive Officer and a Director), Jerome M. Kruszka (President and Chief Operating Officer and Manager of Waste Corporation of America, and the Company’s President and Chief Operating Officer and a Director), and Chuck Green, one of the Company’s managers. The terms of the settlement accelerated the Company’s buy-out of the plaintiffs’ future payment rights contained in the Agreement and Plan of Merger and resolved the contingency on the original purchase consideration to acquire the landfill and property that was the subject of the Agreement and Plan of Merger. As such, the total settlement amount ($0.5 million) was capitalized as part of the acquisition cost of the site.

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

Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies and other guarantees outstanding at September 30, 2004 aggregated approximately $24.3 million. Additionally, direct pay letters of credit totaling $22.9 million were outstanding at September 30, 2004.

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

Environmental Matters

The Company is subject to liability for any environmental damages that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater, surface water, and drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contaminations caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors. Any substantial liability which exceeds the limits of available insurance for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of September 30, 2004, the Company is not aware of any significant environmental liabilities.

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

Overview

     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, and disposal services in the south and central regions of the United States. We serve approximately 130,000 commercial, industrial and residential customers in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee and Texas. We serve our customers through 19 collection operations, 12 transfer stations, six municipal solid waste (MSW) landfills and eight construction and demolition debris (C&D) landfills. One of our transfer stations and two of our landfills, one MSW landfill and one C&D landfill, are fully permitted but have not yet commenced operations. Additionally, we currently operate but do not own two additional transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by one of our competitors.

Acquisition Strategy

     Our future financial performance will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck –in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection operations in the new market and internalizing the waste into our landfill.

     We intend to pursue our acquisition strategy with the new borrowing capacity under a $150 million credit facility entered into in connection with the closing of our initial public offering. We expect that our acquisition strategy will result in an annual revenue “run rate” of approximately $200 million and will triple our annual EBITDA “run rate” to approximately $60 million over the next three to four years. “Run rate” determinations are made based on estimations from information provided to us. Management determines the period over which to calculate a run rate based on factors they deem to be reasonable. Actual revenues may or may not equal the estimated run rate. We intend to pay for our acquisitions primarily with cash, including borrowings under our credit facilities. We are currently evaluating expanding our credit facility in the near future.

     During the quarter ended September 30, 2004, we completed five acquisitions. These operations are anticipated to generate annual run rate revenue of approximately $16 million. The purchase price for these acquisitions consisted of $22.0 million of cash and 263,158 restricted shares of Company stock. The following table sets forth additional information regarding the acquisitions.

Approximate
Annualized
Revenue
Company	Location	Completion date	Operations	“Run Rate”
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection	$5.6 million
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection	$0.4 million

Approximate
Annualized
Revenue
Company	Location	Completion date	Operations	“Run Rate”
Power Waste	Birmingham, AL	August 31, 2004	Collection	$1.0 million
Blount Recycling and other related companies	Birmingham, AL	September 3, 2004	Collection & Landfill	$6.0 million
Translift	Little Rock, AR	September 17, 2004	Collection	$2.9 million

     After giving effect to these acquisitions, we now operate a total of 14 landfills, 19 collection operations and 12 transfer stations, have approximately 225 routes and handle approximately 5,400 landfill tons per day at our landfills.

     We have entered into letters of intent with four separate companies that collectively have estimated annualized “run rate” revenue of approximately $20 million and are also negotiating with other waste companies concerning potential acquisitions. Assuming final definitive agreements can be successfully negotiated and satisfactory due diligence completed, we intend to consummate the acquisitions covered by the letters of intent before year end.

     The integration expenses associated with our acquisitions include expenses related to (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, and (iv) re-routing trucks and equipment.

General

     Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Our revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. The following table reflects our total revenue by source for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Collection:
Residential	$3,652	$2,868	$8,658	$8,477
Commercial	2,948	3,094	8,872	9,115
Roll-off	6,085	4,774	15,941	13,585
Other	139	53	327	199

Total Collection	12,824	10,789	33,798	31,376
Disposal	8,880	7,801	24,458	22,330
Less: Intercompany	(3,290)	(2,326)	(8,732)	(6,595)

Disposal, net	5,590	5,475	15,726	15,735
Transfer and other	3,222	2,035	8,484	6,033
Less: Intercompany	(1,794)	(1,670)	(5,161)	(4,957)

Transfer and other, net	1,428	365	3,323	1,076

Total Revenue	$19,842	$16,629	$52,847	$48,187

     Please read Note 8 to our condensed consolidated financial statements for certain geographic information related to our operations and information on how we evaluate performance for each region.

     We are currently evaluating the disposal prices that we charge at our 14 landfills because we believe that improving landfill pricing could be an important factor in the long-term value of our landfills and in improving our operating results.

     Costs of services include, but are not limited to, labor, fuel and other operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third-party transportation expense and state and local waste taxes. On December 1, 2001, we converted to a $250,000 deductible insurance policy for general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services.

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

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as customer relationships and covenants not to compete and any remaining amounts are then allocated to goodwill.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended September 30, 2004 and 2003 (dollars in thousands).

	Three Months Ended September 30,
	2004		2003
Revenue	$19,842	100.0%	$16,629	100.0%
Expenses:
Cost of services	13,557	68.3	10,609	63.8
Depreciation and amortization	2,357	11.9	1,944	11.7
Accretion expense	64	0.3	52	0.3
Stock-based compensation	—	—	393	2.4
Other general and administrative	1,267	6.4	894	5.4

Operating income	2,597	13.1	2,737	16.5
Interest expense, net	(866)	(4.4)	(1,307)	(7.9)
Other income, net	169	0.9	3	0.0
Income tax provision	(752)	(3.8)	(568)	(3.4)

Income from continuing operations before cumulative effect of change in accounting principle	$1,148	5.8%	$865	5.2%

     Revenue. Total revenue for the three months ended September 30, 2004 increased $3.2 million, or 19.3%, to $19.8 million from $16.6 million for the three months ended September 30, 2003. Acquisitions contributed $2.1 million of the increase while increased volumes and pricing contributed $0.9 and $0.2 million, respectively. Non-acquisition related volume increases were a result of the opening of two transfer stations in 2004 as well as other internal growth.

     Cost of services. Total cost of services for the three months ended September 30, 2004 increased $3.0 million, or 27.8%, to $13.6 million from $10.6 million for the three months ended September 30, 2003. Acquisitions and integration costs accounted for a majority of the increased cost of services. Additional cost increases were experienced with the increased cost of fuel. Moreover, fuel costs as a percentage of revenue increased from 3.8% in the third quarter of 2003 to 4.8% in the third quarter of 2004. Although we have a fuel surcharge in place, these increased costs are greater than we could pass through.

     Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2004 increased $0.4 million, or 21.2%, to $2.4 million from $1.9 million for the three months ended September 30, 2003. Depreciation as a percentage of revenue remained stable at approximately 11.9%. Overall increases can be attributed to acquisitions and increased amortization corresponding with increased volumes.

     Stock-based compensation. During the quarter ended September 30, 2003, we recorded a non-cash compensation charge of $0.4 million in connection with stock options outstanding. Prior to our internal reorganization in June 2004, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Upon completion of the reorganization, approximately 90% of such options and warrants were cancelled in exchange for shares of our common stock.

     Other general and administrative. Total other general and administrative expense for the three months ended September 30, 2004 increased $0.4 million, or 41.7%, to $1.3 million from $0.9 million for the three months ended September 30, 2003. The increase is primarily attributable to lower administrative costs in the prior year period before the Company became a public company as well as increased administrative costs associated with being a public company and the ongoing acquisition program and increases in the employees’ incentive compensation accrual.

     Interest expense, net. Interest expense decreased in the quarter ended September 30, 2004 when compared to the same quarter in 2003. The reduction relates to the lower average debt balance resulting from the repayment of a portion of the outstanding debt with the proceeds of the IPO.

     Other income, net. Other income, net in the current period primarily includes the gain associated with the sale of certain rural routes in Missouri.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine Months Ended September 30,
	2004		2003
Revenue	$52,847	100.0%	$48,187	100.0%
Expenses:
Cost of services	35,484	67.1	31,054	64.4
Depreciation and amortization	6,368	12.0	5,664	11.8
Accretion expense	192	0.4	155	0.3
Stock-based compensation	11,532	21.8	597	1.2
Other general and administrative	3,633	6.9	2,988	6.2

Operating income (loss)	(4,362)	(8.3)	7,729	16.0
Interest expense, net	(3,394)	(6.4)	(3,907)	(8.1)
Other income, net	267	0.5	32	0.1
Income tax (provision) benefit	2,433	4.6	(1,528)	(3.2)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(5,056)	(9.6)%	$2,326	4.8%

     Revenue. Total revenue for the nine months ended September 30, 2004 increased $4.7 million, or 9.7%, to $52.8 million from $48.1 million for the nine months ended September 30, 2003. Acquisitions completed in the third quarter of 2004 contributed $2.1 million of the increase while volume increases resulted in an increase of $2.5 million. Non-acquisition related volume increases were a result of the opening of two transfer stations in 2004 as well as other internal growth.

     Cost of services. Total cost of services for the nine months ended September 30, 2004 increased $4.4 million, or 14.3%, to $35.5 million from $31.1 million for the nine months ended September 30, 2003. Operating cost increases reflect the impact of recent acquisitions and other volume related growth. Additionally, increases in fuel costs and incentive compensation accruals contributed to the cost increases. Fuel costs as a percentage of revenue increased from 4.2% for the nine months ended September 30, 2003 to 4.7% for the nine months ended September 30, 2004. Although we have a fuel surcharge in place, these increased costs are greater than we could pass through.

     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2004 increased $0.7 million, or 12.4%, to $6.4 million from $5.7 million for the nine months ended September 30, 2003. The increase was primarily associated with acquisitions during 2004 as well as the commencement of two new transfer station operations during the first quarter of 2004.

     Stock-based compensation. Prior to our internal reorganization described in Note 1 to our unaudited condensed consolidated financial statements, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares of our common stock. This restructuring led to a compensation charge of $11.5 million prior to the IPO that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.

     Other general and administrative. Total other general and administrative expense for the nine months ended September 30, 2004 increased $0.6 million, or 21.6%, to $3.6 million from $3.0 million for the nine months ended September 30, 2003. The increase is primarily attributable to increased accruals for incentive compensation as compared to the same period in 2003. Other factors resulting in increased costs include the incremental overhead required to comply with public reporting responsibilities as well as additional overhead incurred in support of the acquisition program.

     Interest expense, net. Interest expense, net decreased by $0.5 million in the nine-months ended September 30, 2004 when compared to the same period in 2003. The reduction relates to the lower average debt balance resulting from the repayment of a portion of the outstanding debt with the proceeds of the IPO.

     Other income, net. Other income, net, for the nine months ended September 30, 2004, reflects primarily the gains on the disposition of fixed assets and the gain associated with the sale of certain rural routes in Missouri.

     Income tax (provision) benefit. Income taxes in the nine month period ended September 30, 2004 as a percent of pre-tax income was 32.5% compared to 39.6% for the same period in 2003. The decrease in the current year rate relates to the lower provision benefit applied to the stock-based compensation charge in the second quarter of 2004, as well as the impact of non-deductible expenses reducing our net loss for tax purposes.

     Cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle for the period ended September 30, 2003 is due to the adoption of SFAS 143, effective January 1, 2003, which resulted in a $2.3 million benefit, net of a $1.4 million tax expense.

Liquidity and Capital Resources

     Our business and industry is capital intensive requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our acquisition strategy also requires significant capital. We plan to meet our capital needs primarily from availability under our credit facility and through cash flow from operations. We have not currently hedged any market risk related to interest rates. We are currently evaluating whether to enter into an interest rate swap agreement as well as potentially expanding our credit facility.

     During the quarter ended September 30, 2004, we used approximately $22 million of cash related to the completion of five acquisitions. These funds came primarily from the use of the revolving credit facility as well as cash flow from operations.

     As of September 30, 2004, we had total outstanding debt of approximately $61.1 million, consisting primarily of approximately $22.9 million of tax-exempt environmental facilities revenue bonds and approximately $37.2 million outstanding under our credit facility.

     As of September 30, 2004, we had a working capital deficit of $0.3 million which had improved $2.3 million from a working capital deficit of $2.6 million as of December 31, 2003. Our credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the swing-line feature of our credit facility to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the credit facility.

Credit Facility

     In June 2004, WCA Waste Systems, Inc., our operating subsidiary and the borrower, entered into an amended and restated $150.0 million senior secured credit facility with Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto. As of September 30, 2004, we had $37.2 million outstanding under the revolving facility, $22.9 million in direct pay letter of credit and $3.7 million in other letters of credit issued, leaving us with $86.2 million in availability.

     Indebtedness under any base rate loans (as defined in the credit facility) carries interest at the higher of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo, in San Francisco, California, as its prime rate plus the applicable margin for base rate loans (all as defined in the credit facility). Indebtedness under any LIBOR loans (as defined in the credit facility) carries interest at a rate per year (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR divided by (b) one minus the reserve requirement (as defined in the credit facility) plus the applicable margin for LIBOR loans. The credit facility includes the following:

•	a subfacility for standby letters of credit in the aggregate principal amount of up to $30.0 million;

•	a swing line feature for up to $10.0 million for same day advances; and

•	a direct pay letter of credit in the aggregate principal amount of approximately $22.9 million.

     The direct pay letter of credit is used to secure the debt associated with our tax-exempt environmental facility revenue bonds. The remainder of the credit facility will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit that we must provide in the normal course of our business, and general corporate purposes.

     Significant terms of the credit facility are detailed in the following table. Each of the capitalized terms included in the table below have the meanings assigned to them in the credit facility.

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

     The covenants in the credit facility limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume or permit to exist certain liens; (ii) make certain investments, loans, and advances; (iii) enter into any sale-leaseback transactions; (iv) materially change the nature of our business; (v) create, incur, assume or permit to exist certain leases; (vi) merge into or with or consolidate with any other person; (vii) sell, lease or otherwise dispose of all or substantially all of our property or assets; (viii) discount or sell any of our notes receivable or accounts receivable; (ix) transact business with affiliates unless in the ordinary course of business and on an arm’s length basis; (x) make certain negative pledges; (xi) amend, supplement or otherwise modify the terms of any subordinated debt or prepay, redeem or repurchase any subordinated debt; (xii) pay any dividends. Further, we must make mandatory prepayments of outstanding indebtedness under the credit facility upon the issuance of debt or equity securities by us or our subsidiaries. The amount of the prepayment shall be equal to 100% of the net cash proceeds of any such offering. As of September 30, 2004, we were in compliance with all our covenants.

     All amounts under the credit facility are recourse obligations and are subject to acceleration upon the occurrence of certain events, including nonpayment, breaches of representations, warranties and covenants (subject to cure in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay judgments and the occurrence of events creating material adverse effects.

     Our credit facility prohibits the payment of cash dividends by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash. Our only source of cash to pay dividends is distributions from our subsidiaries and, therefore, our ability to declare or pay future cash dividends on our common stock would be subject to, among other factors, a relaxation of this prohibition.

     If we are unable to incur additional indebtedness under our credit facility, our acquisition strategy will be negatively impacted.

Contractual Obligations

     In connection with our initial public offering in June 2004, we repaid outstanding indebtedness and entered into a credit facility. We used a portion of the proceeds of the IPO to repay the outstanding balance on term loans with a bank and with Waste Management, Inc., as well as a portion of our revolving credit facility.

     During the quarter ended September 30, 2004, we borrowed approximately $22 million under our credit facility primarily related to the completion of five acquisitions as discussed elsewhere in this quarterly report. These borrowings increased out total outstanding long-term debt, net of discount as of September 30, 2004 to $61.1 million, consisting primarily of approximately $22.9 million of tax-exempt environmental facilities revenue bonds and approximately $37.2 million outstanding under our credit facility.

     There were no other material changes outside of the ordinary course of our business during the three months ended September 30, 2004 to the other items listed in the Contractual Obligations table included in our Prospectus dated June 22, 2004 (and filed with the SEC on June 23, 2004).

Cash Flows

     The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. The changes in working capital components were impacted by the continued expansion of our business. Other items impacting operating cash flows include depreciation and amortization as well as a portion of the stock-based compensation which were non-cash expenses. Cash provided by operations for the nine months ended September 30, 2004 and 2003 was $7.4 million and $9.5 million, respectively. Excluding the cash portion of the stock-based compensation, cash provided by operating activities for the nine months ended September 30, 2004 was $12.1 million.

     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $32.1 million and $12.4 million for the nine months ended September 30, 2004 and 2003, respectively. Investing cash flows in the nine months ended September 30, 2003 reflected $9.8 million of proceeds related to the disposal of discontinued operations.

     We expect non-acquisition related capital expenditures for 2004 to approximate $11.5 million. We intend to fund these expenditures principally through cash flow from operations and borrowings under our credit facility. In addition, if successful in our acquisition strategy, we may make substantial additional expenditures in acquiring solid waste collection and disposal businesses. We believe that the funds available from our cash flow from operations and borrowings under our credit facility will provide adequate cash to fund our acquisition strategy and other cash needs for the foreseeable future.

     Included in our capital expenditures are expenditures incurred to construct and to maintain our landfills and related facilities to comply with applicable environmental laws and regulations. Some of those expenditures include the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. Moreover, in addition to the $11.5 million in capital expenditures described above, we may incur additional expenditures in connection with the recently approved permit to expand our Central Missouri landfill. In July 2004, the Company filed a lawsuit over a mining lease covering a portion of this expansion area. While the parties are engaged in settlement discussions, no assurance of a favorable resolution can be given. If we are unsuccessful, our expansion could be adversely affected by our inability to utilize all or part of the land and associated airspace affected by this lease, but even if we are successful, we may incur substantially higher capital costs than previously expected to utilize this airspace, as we will be required to conduct our own excavation on these lands, which we believe to be the obligation of the lessee.

     Cash used in financing activities during the nine months ended September 30, 2004 and 2003 include borrowings under our credit facilities, repayments of debt in all periods, distributions to our former parent and financing costs associated with amendments to our credit facility in all periods. Proceeds from financing includes the net proceeds from our initial public offering funded on June 28, 2004 and the use of the credit facility for the closing of five acquisitions during the quarter ended September 30, 2004. These proceeds were used in part to repay outstanding debt including the term loans with both a bank and Waste Management, Inc., a portion of the outstanding revolving credit facility and distributions to our former parent.

Landfill Accounting Policy

     Capitalized Landfill Costs

     At September 30, 2004, the Company owned six municipal solid waste (MSW) landfills and eight construction and demolition debris (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of September 30, 2004.

     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of September 30, 2004, no capitalized interest had been included in capitalized landfill costs. However, in the future, interest could be capitalized on landfill construction projects, but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and third-party engineers.

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

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. We have included 5.6 million cubic yards of expansion airspace with estimated development costs of approximately $0.7 million in our calculation of the rates used for the amortization of landfill costs.

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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2003 and for the nine months ended September 30, 2004.

		Nine Months
	Year ended	Ended
	December 31,	September 30,
	2003	2004
Number of landfills owned	13	14
Landfill depletion and amortization expense (in thousands)	$4,066	$3,212
Accretion expense (in thousands)	207	192
Closure and post-closure expense (in thousands)	—	—

	4,273	3,404
Airspace consumed (in thousands of cubic yards)	2,301	1,863

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.86	$1.83

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not currently have any arrangements in place to reduce market exposure with respect to interest rates under our outstanding debt as of September 30, 2004 of $60.1 million that bears interest at variable or floating rates. Therefore, we would bear exposure to increases in interest rates and our major market risk exposure is changing interest rates and fluctuations in LIBOR. We are currently evaluating whether to enter into interest rate hedging arrangements. We have entered into interest rate swap agreements in the past, but not for trading purposes.

     As of September 30, 2004, we were exposed to cash flow risk due to changes in interest rates with respect to $37.2 million in outstanding floating rate based loans under our credit facility and $22.9 million of tax-exempt bonds. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Facility” included elsewhere in the quarterly report on Form 10-Q for a discussion of our credit facility.

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

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Please read Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (a) On July 13, 2004, in connection with our acquisition of Texas Environmental Waste, a municipal solid waste company located in Houston, Texas, we issued 263,158 restricted shares of our common stock to the owners of Texas Environmental Waste as part of the purchase price of the acquisition. Please read Note 2 to our condensed consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations — Acquisition Strategy” included elsewhere in this quarterly report for additional information regarding this acquisition. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe the exemptions other than the foregoing exemption may exist for this transaction.

     (b) Not applicable

     (c) Not applicable

ITEM 6. EXHIBITS.

10.1	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill.*

10.2	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill. *

10.3	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill.*

10.4	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan.

10.5	Form of Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain information contained in this agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION
By:	/s/ CHARLES A. CASALINOVA
Charles A. Casalinova
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ KEVIN D. MITCHELL
Kevin D. Mitchell
Vice President and Controller (Principal Accounting Officer)

Date: November 10, 2004

EXHIBIT INDEX

10.1	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill.*

10.2	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill. *

10.3	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill.*

10.4	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan.

10.5	Form of Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain information contained in this agreement.