Form 10-K
period 2004-12-31
WCA WASTE CORP
filed 2005-03-24
CIK 1282398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50808

WCA Waste Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Riverway, Suite 1400
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price as reported on the Nasdaq National Market on such date was approximately $93.8 million.

     Number of shares of common stock outstanding as of March 1, 2005 : 15,363,936.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement for the Annual Meeting of Stockholders is not deemed to be filed as part hereof.

Page
PART I
Item 1. Business	2
Item 2. Properties	24
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	25
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	48
Item 8. Financial Statements and Supplementary Data	49
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	81
Item 9A. Controls and Procedures	81
Item 9B. Other Information	81
PART III
Item 10. Directors and Executive Officers of the Registrant	89
Item 11. Executive Compensation	89
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13. Certain Relationships and Related Transactions	89
Item 14. Principal Accounting Fees and Services	90
PART IV
Item 15. Exhibits and Financial Statement Schedules	91
Membership Interest Purchase Agreement
Fourth Amended Restated Credit Agreement
Employment Agreement - Tom J. Fatjo, Jr.
Employment Agreement - Jerome Kruszka
Employment Agreement - Charles Casalinova
Employment Agreement - Tom J. Fatjo, III
Form of Executive Officer Restricted Stock Grant
Closing and Asset Purchase Agreement - Trash Away, Inc.
Closing and Asset Purchase Agmt.-Waste Reduction of South Carolina
Membership Interest Purchase Agreement
Performance Unit Plan
Management Incentive Plan
Form of Non-Employee Director Restricted Stock Grant
Code of Ethics
List of Subsidiaries
Rule 13a-14a/15d-14a Certification of CEO
Rule 13a-14a/15d-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

Item 1. Business.

Introduction

     We are a vertically integrated, non-hazardous solid waste management company. We provide non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer and disposal services in the south and central regions of the United States. As of December 31, 2004, we served approximately 141,000 commercial, industrial and residential customers in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee and Texas. As of December 31, 2004, we owned nineteen collection operations, eleven transfer stations, six municipal solid waste (MSW) landfills and eight construction and demolition debris (C&D) landfills. One of our transfer stations and two of our landfills, one MSW landfill and one C&D landfill, are fully permitted but have not yet commenced operations. Additionally, we currently operate but do not own two additional transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by one of our competitors.

     WCA Waste was incorporated as a Delaware corporation in February 2004, and our principal operating subsidiary, WCA Waste Systems, Inc., was incorporated in Delaware in September 2000, which then acquired 32 separate solid waste management operations from Waste Management, Inc. From our formation through December 31, 2004, we successfully integrated over 50 separate operating locations acquired in a total of 15 transactions (including the transaction with Waste Management, Inc.). For information regarding acquisitions made in 2004 and year-to-date 2005, please read “—Acquisition History After Our Initial Public Offering” below. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.

     We serve as a holding company for our subsidiaries, each of which is wholly-owned and controlled by us. Prior to an internal corporate reorganization completed prior to our initial public offering in June 2004, we were a wholly-owned subsidiary of Waste Corporation of America. As a result of the internal corporate reorganization, we briefly became the parent of Waste Corporation of America, which we then spun off as a separate company with operations, assets and liabilities associated with Waste Corporation of America’s Florida, Colorado and New Mexico operations. For information regarding the internal corporate reorganization completed prior to our initial public offering in June 2004, please read “—Internal Reorganization and Relationship With Waste Corporation of America” below.

Industry Overview

     Based on industry sources, we believe the non-hazardous solid waste industry in the United States generates approximately $43.0 billion in annual revenue. Approximately $20.6 billion, or approximately 48%, of the estimated annual industry revenue is generated by the three largest public companies in the industry. Based on industry sources, we believe other public and privately held companies represent 28% with municipalities representing approximately 24% of the estimated annual industry revenue.

     The solid waste industry can be divided among collection, transfer and disposal services. The collection and transfer operations of solid waste companies typically have lower margins than disposal service operations. By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.

     During the past three decades, our industry has experienced periods of substantial consolidation activity, though we believe it remains extremely fragmented. We believe that there are two factors that have had a substantial impact on the trend toward consolidation:

•	Stringent industry regulations have caused operating and capital costs to rise. Many local industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators.

•	Larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes. Larger solid waste collection and disposal companies have become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions. However, acquisitions by larger companies generally have less of an impact on their growth rates and revenues because acquisitions are small relative to the size of such companies.

     Despite the ongoing consolidation, the solid waste services industry remains fragmented and regional in nature. We believe that there are considerable opportunities in the industry for additional consolidation, especially of operations that do not fit the acquisition criteria of the other waste companies. Based on industry sources, we believe private companies and public companies other than the three largest represent approximately 28% of the estimated $43.0 billion in annual revenue generated by the solid waste industry. This condition contributes to the fragmented nature of the industry, with many small operations co-existing with a relatively small number of large organizations. Accordingly, we believe that there are significant opportunities for growth through additional acquisitions of assets and operations.

Our Acquisition Growth Strategy

     Vertical Integration And Internalization

     Vertical integration is a core element of our operating strategy because it will allow us to manage the waste stream from the point of collection through disposal, thereby maximizing the rate of waste internalization increasing our operating margins and improving our operating cash flows. All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste. Generally, to be most efficient, collection services should occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used). Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties. Thus, owning a landfill in a market area provides substantial leverage in the waste management business.

     As of December 31, 2004, we owned fourteen landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations. We believe that our relatively high number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain relatively high levels of internalization within our existing markets. For the years ended December 31, 2004 and 2003, approximately 78% and 71%, respectively, of the total volume of waste we collected was disposed of at our landfills.

     Acquisition Strategy

     Our acquisition strategy will target operations that will benefit from our core operating strategy of maximizing the internalization of waste. We intend to make acquisitions for two primary purposes: (i) to expand our operations in market areas we already service (“tuck-in” acquisitions); and (ii) to gain entry into new markets (“strategic” acquisitions). Please read “—Acquisition History After Our Initial Public Offering” below for more information. We intend to focus our strategic acquisitions in markets that are generally characterized by one or more of the following characteristics: (i) the availability of adequate disposal capacity, either through acquisitions or through agreements with third parties; (ii) the opportunity for us to acquire a significant market share; and (iii) steady projected economic or population growth rates.

     Since ownership of landfills is essential for internalization of waste, we look for opportunities to enter a new market by acquiring or managing a permitted landfill operation in that market. However, while we generally prefer to use a landfill acquisition as our entry into a new market, we, nevertheless, may acquire a collection operation in a new market first if we believe we will be able to acquire a permitted landfill operation in that market within a relatively short time after acquiring the collection operation.

     Once we establish a presence in a new market, we intend to expand our presence by tuck-in acquisitions; that is, by acquiring companies that also operate in that market or in adjacent markets, especially collection companies and transfer stations that allow us to increase internalization of waste into landfills that we own or operate. Tuck-in acquisitions will allow growth in revenue and an increase in market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.

     While our long-term strategy will focus on tuck-in acquisitions, during 2004 and early 2005, we have been presented with a greater number of landfill opportunities than we had planned.

     We have generally targeted markets in the south and central regions of the United States because we believe that they: (i) are served by a large number of independent non-hazardous solid waste operations, many of which we believe may be suitable for acquisition by us; (ii) generally experience less seasonal fluctuation in the demand for solid waste services than other regions; and (iii) are projected to have steady economic and population growth rates.

     In executing our acquisition strategy, we believe that the following characteristics make us an attractive partner to independent solid waste companies in our target area and enable us to continue our acquisition-based growth strategy.

•	Our financial strength improved dramatically as a result of our initial public offering and our new credit facility, which have provided us with financial flexibility and capacity to complete several acquisitions.

•	Our management is extremely experienced in the waste industry and in making waste company acquisitions. Our co-founder and chairman of the board and chief executive officer, Tom J. Fatjo, Jr., has over 35 years of experience in the solid waste industry, beginning with Browning-Ferris Industries, Inc., or BFI, which he founded in 1966. Our other co-founder, president and chief operating officer, Jerome M. Kruszka, has over 30 years of experience in the solid waste management industry, beginning with Waste Management, Inc. and its affiliates, where he held a number of managerial positions during his tenure there. Both Mr. Fatjo, Jr. and Mr. Kruszka have overseen the acquisition and integration of several hundred solid waste operations during their careers in the industry. Additionally, our other senior executive officers, Charles A. Casalinova and Tom J. Fatjo, III, have an average of approximately 18 years of experience in the industry and our three regional managers have an average of approximately 19 years of experience in the industry, in each case involving substantial experience acquiring and integrating waste management assets and operations.

•	Based on industry sources, we believe approximately 28% of the estimated $43.0 billion in annual revenue for the solid waste industry is generated by privately owned companies and public companies other than the three largest. While many of these operations may represent attractive acquisition candidates to a company of our size, many are too small to make any material impact on the revenues of the large companies in our industry and are thus less attractive to these companies. Accordingly, we believe that we have more opportunity for growth, as a percentage of revenue, through acquisitions than companies larger than us.

Acquisition History After Our Initial Public Offering

     In June 2004, we completed an initial public offering of our common stock and an amendment of our bank credit facility. In December 2004, we further amended our bank credit facility. These financing activities enabled us to acquire eight waste operations from June 2004 through March 1, 2005:

•	In July 2004, we purchased Texas Environmental Waste, a residential and roll-off collection company in Houston, Texas.

•	In August 2004, we purchased Ashley Trash Service, a residential collection operation in Seymour, Missouri, and Power Waste, a roll-off collection operation in Birmingham, Alabama.

•	In September 2004, we acquired Blount Recycling and other related companies, which included a C&D landfill and roll-off collection operation in Trafford, Alabama, a transfer station and roll-off collection operation in Huntsville, Alabama, a transfer station in Midfield, Alabama, and a hauling operation in Tuscaloosa, Alabama.

•	In September 2004, we acquired Translift, Inc., a commercial and roll-off collection company in Little Rock, Arkansas.

•	In November 2004, we acquired Rural Disposal, Inc., a residential, commercial and roll-off collection company in Willow Springs, Missouri.

•	In November 2004, we purchased Trash Away, Inc., which consisted of a transfer station and materials recovery facility (MRF), commercial, residential and roll-off collection company, and a portable toilet operation in Piedmont, South Carolina.

•	In January 2005, we acquired Eagle Ridge MSW landfill (located approximately 45 miles northwest of St. Louis near Bowling Green, Missouri).

     In January 2005, we also signed a definitive agreement to acquire four subsidiaries of MRR Southern, which is affiliated with D.H. Griffin Construction Co., with operations in Raleigh and Greensboro/ High Point, North Carolina. The Raleigh operations (which are located in Wake County) consist of a C&D landfill (with approximately 8 million cubic yards of permitted capacity and additional expansion capacity of 6.6 million yards), a C&D MRF and two C&D transfer stations. The Greensboro/ High Point operations consist of a C&D landfill with a MRF. This landfill has a projected remaining capacity of approximately 4.5 million cubic yards. When the North Carolina acquisition is completed, we will have made nine acquisitions totaling $34 million in annual “run rate” revenue since completing our initial public offering in June 2004 and will own seventeen landfills, fifteen transfer stations, twenty collection operations and three C&D MRFs. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisition Strategy Overview” for more information regarding each of the completed acquisitions and the pending acquisition in North Carolina.

     We have integrated all of our completed acquisitions to date into our existing operations. However, it may take up to a year to realize operating synergies fully.

Our Operations

     Our operations consist of the collection, transfer and disposal of construction and demolition debris and industrial and municipal solid waste. Our revenue mix for the year ended December 31, 2004 was approximately $48.1 million (66%) collection, $20.7 million (28%) disposal and $4.6 million (6%) transfer/other. We expect a higher percentage of our revenues will come from disposal operations in 2005. We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenues for the years ended December 31, 2004 or 2003. Please read note 12 to our consolidated financial statements for certain geographic information relating to our operations.

     Collection Services

     As of December 31, 2004, we provided construction and demolition debris and industrial and municipal solid waste collection services to approximately 141,000 industrial, commercial and residential customers in seven states through nineteen collection operations. In 2004, our collection revenue consisted of approximately 48% from services provided to industrial customers, 25% from services provided to commercial customers and 27% from services provided to residential customers.

     In our commercial collection operations, we supply our customers with waste containers of various types and sizes. These containers are designed so that they can be lifted mechanically and emptied into a collection truck to be transported to a disposal facility. By using these containers, we can service most of our commercial customers with trucks operated by a single employee. Commercial collection services are generally performed under service agreements with a duration of one to five years with possible renewal options. Fees are generally determined by such considerations as individual market factors, collection frequency, the type of equipment we furnish, the type and volume or weight of the waste to be collected, the distance to the disposal facility and the cost of disposal.

     Residential solid waste collection services often are performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in these municipalities. These contracts usually range in duration from one to five years with possible renewal options. Residential solid waste collection services may also be performed on a subscription basis, in which individual households or homeowners’ or similar associations contract directly with us. The fees received for subscription residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal.

     Additionally, we rent waste containers and provide collection services to construction, demolition and industrial sites on a contractual basis. We load the containers onto our vehicles and transport them with the waste to either a landfill or a transfer station for disposal. We refer to this as “roll-off” collection.

     Transfer and Disposal Services

     Landfills are the main depository for solid waste in the United States. Solid waste landfills are built and operated under stringent regulations. Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended. Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure. The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other purposes.

     Access to a disposal facility is a necessity for all solid waste management companies. While access to disposal facilities owned or operated by third parties can be obtained, we believe it is preferable to internalize the waste streams. When we internalize waste we collect, we pay ourselves instead of a third party landfill operator and generally are able to realize higher operating margins and stronger operating cash flows.

     In markets where we have collection operations that may be too far to economically haul the waste we collect directly to our nearest landfill, we pursue the use of transfer stations to effectively extend the distance from our own landfills that such collection operations can economically operate without having to utilize the disposal facilities of a third party. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal. In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility in each trip. It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection. As of December 31, 2004, we owned eleven transfer stations, seven of which were located in Missouri, two of which were located in Alabama, and the remaining two of which were each located in Arkansas and South Carolina. Additionally, as of December 31, 2004, we operated but did not own two additional transfer stations, one in Arkansas and one in Missouri.

     The fees charged at disposal facilities are based on market factors, as well as the type and weight or volume of solid waste deposited and the type and size of the vehicles used in the transportation of the waste. The fees charged to third parties who deposit waste at our transfer stations are generally based on the type and volume or weight of the waste transferred and the distance to the disposal site.

     Landfills

     As of December 31, 2004, we owned fourteen non-hazardous solid waste landfills in seven states, two of which, though fully permitted, have not yet commenced operations. Additionally, we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by one of our competitors. The following table sets forth certain information as of December 31, 2004 for each of our landfills. The table does not include information for those landfills acquired after December 31, 2004 as discussed in “—Acquisition History After Our Initial Public Offering” above.

				Probable		Remaining		Total
			Permitted	Expansion	Total	Permitted		Remaining
			Capacity	Capacity (1)	Capacity (2)	Life (3)		Life (2)(3)
Landfill	Location	Permitted Waste	(Cu. Yds)	(Cu. Yds)	(Cu. Yds)	(Years)		(Years)
Oak Grove	Arcadia, KS	MSW	7,283,904	24,524,000	31,807,904	34.3		149.8
Black Oak	Hartville, MO	MSW	8,330,394	0	8,330,394	21.1		21.1
Rolling Meadows	Hazen, AR	MSW	5,098,232	9,800,000	14,898,232	40.9		119.5
Central Missouri	Sedalia, MO	MSW	7,175,585	1,500,000	8,675,585	41.7		50.4
Union County	El Dorado, AR	MSW	4,361,145	496,100	4,857,245	27.6		30.7
Darrel Dickey(4)	Houston, TX	MSW	5,239,003	0	5,239,003	N/A	(4)	N/A	(4)
Hardy Road	Houston, TX	C&D	8,207,743	0	8,207,743	16.9		16.9
Greenbelt	Houston, TX	C&D	6,917,463	1,400,000	8,317,463	16.6		19.9
Ralston Road	Houston, TX	C&D	1,815,625	1,325,087	3,140,712	7.2		12.5
Applerock(4)	Houston, TX	C&D	8,750,000	0	8,750,000	N/A	(4)	N/A	(4)
Shiloh	Travelers Rest, SC	C&D	2,150,940	0	2,150,940	29.6		29.6
Yarnell	Knoxville, TN	C&D	1,219,951	690,900	1,910,851	12.3		19.3
Blount	Trafford, AL	C&D	5,449,486	0	5,449,486	29.0		29.0
Fines	Alpine, AL	C&D/Industrial	1,109,610	250,000	1,359,610	13.4		16.4

Total			73,109,081	39,986,087	113,095,168	24.2		42.9

(1)	Probable expansion capacity includes possible expansion capacity that we believe, based on industry practice and our experience, is likely to be permitted. The criteria we use to determine if permit expansion is probable include, but are not limited to whether: (i) we believe that the project has fatal flaws; (ii) the land is owned or controlled by us, or under option agreement; (iii) we have committed to the expansion; (iv) financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact; (v) personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill; (vi) we believe the permit is likely to be received; and (vii) we believe that the timeframe to complete the permitting is reasonable. Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(2)	Includes expansions that we classify as “probable.” Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(3)	Based on current and estimated future disposal volumes.

(4)	Fully permitted but has not yet commenced operations, and therefore remaining permitted life and total remaining life cannot be calculated.

     As indicated in the table above, as of December 31, 2004, six of our landfills were permitted to accept municipal solid waste. The remaining eight landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials. All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

     Based on remaining permitted capacity (including probable expansions) as of December 31, 2004 and projected annual disposal volumes, the average remaining landfill life of our twelve operating landfills at December 31, 2004 was approximately 42.9 years. Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits. We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill. In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity. Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

     We are currently seeking to expand permitted capacity at several of our landfills for which we consider expansions to be probable. These or other future expansions may not be permitted as designed and the average remaining landfill life of our twelve operating landfills as of December 31, 2004 may not be approximately 42.9 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

  Available Airspace

     The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2004, 2003 and 2002. The table does not include airspace activity for those landfills acquired after December 31, 2004 as discussed in “—Acquisition History After Our Initial Public Offering” above.

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2003	Undertaken	of Divestiture	Granted	Consumed	and Design	2004
Permitted Airspace:
Cubic yards (in thousands)	56,863.1	—	5,400.0	15,075.0	(2,623.3)	(1,605.7)	73,109.1
Number of sites	13	—	1	—	—	—	14
Expansion airspace:
Cubic yards (in thousands)	20,668.6	28,170.1	—	(15,075.0)	—	6,222.4	39,986.1
Number of sites	5	5	—	(2)	—	—	8

Total available airspace:
Cubic yards (in thousands)	77,531.7	28,170.1	5,400.0	—	(2,623.3)	4,616.7	113,095.2

Number of sites	13		1				14

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2002	Undertaken	of Divestiture	Granted	Consumed	and Design	2003
Permitted Airspace:
Cubic yards (in thousands)	44,124.9	—	8,750.0	6,289.0	(2,300.8)	—	56,863.1
Number of sites	12	—	1	—	—	—	13
Expansion airspace:
Cubic yards (in thousands)	22,957.6	4,000.0	—	(6,289.0)	—	—	20,668.6
Number of sites	5	1	—	(1)	—	—	5

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2002	Undertaken	of Divestiture	Granted	Consumed	and Design	2003
Total available airspace:
Cubic yards (in thousands)	67,082.5	4,000.0	8,750.0	—	(2,300.8)	—	77,531.7

Number of sites	12		1				13

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2001	Undertaken	of Divestiture	Granted	Consumed	and Design	2002
Permitted Airspace:
Cubic yards (in thousands)	40,523.3	—	—	5,042.0	(2,184.1)	743.7	44,124.9
Number of sites	12	—	—	—	—	—	12
Expansion airspace:
Cubic yards (in thousands)	29,401.0	268.6	—	(5,042.0)	—	(1,670.0)	22,957.6
Number of sites	6	1	—	(2)	—	—	5

Total available airspace:
Cubic yards (in thousands)	69,924.3	268.6	—	—	(2,184.1)	(926.2)	67,082.5

Number of sites	12		—				12

Risk Management, Insurance and Financial Assurances

     Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether recent and future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at all of our facilities emphasize minimizing the possibility of environmental contamination and liability.

     The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example: (i) claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; (ii) claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or (iii) claims alleging negligence in the planning or performance of work. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions, which we believe are customary in the industry. However, the limits of such environmental liability insurance may be inadequate in the event of a major loss. Further, we may be unable to continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage prohibitively expensive.

     We have property insurance, general liability, automobile physical damage and liability, employment practices liability, pollution liability, directors and officers liability, fiduciary liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies. Each of our insurance policies contains a per occurrence or per loss deductible for which we are responsible. Our deductibles range from $5,000 per loss under our property insurance coverage to $250,000 per occurrence or loss under our general liability, automobile liability and workers’ compensation and employer’s liability coverages. In addition, we have a $500,000 per loss deductible under our pollution liability coverage. Accordingly, we are effectively self-insured for these amounts with respect to claims covered by our insurance policies, as well as with respect to amounts that exceed our policy limits (including our umbrella policy limits, where applicable). In the future, we may be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows. Please read note 8 to our consolidated financial statements.

     In the normal course of business, we are required to post performance bonds, insurance policies, letters of credit and/or cash deposits in connection with the performance of municipal residential collection contracts, the operation, closure or post-closure of landfills, certain environmental permits and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of our performance. We have satisfied financial responsibility requirements by obtaining bank letters of credit, insurance policies, performance bonds or making cash deposits. Additionally, we currently have personal guarantees in place from certain of our executive officers, directors and an affiliate of our largest stockholder in order to obtain these types of instruments. We have in the past compensated and indemnified, and may in the future compensate and indemnify, our executive officers, directors and the affiliate of our largest stockholder for these guarantees. As of December 31, 2004, we had obtained performance bonds in an aggregate amount of approximately $20.7 million and letters of credit in an aggregate amount of approximately $6.0 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations. If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits. Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”

Competition

     The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large, publicly-held, national waste companies, Waste Management, Inc., Allied Waste Industries, Inc., and Republic Services, Inc., as well as other public and privately held waste companies. These three companies account for approximately 48% of the estimated $43.0 billion of annual revenue generated by the industry. Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

     We compete for collection, transfer and disposal volume based primarily on geographic location and the price and quality of our services. From time to time, our competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.

     The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations. Intense competition exists not only for collection, transfer and disposal volume but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned waste management companies, as well as numerous privately held regional and local solid waste companies of varying sizes and resources. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

Non-Competition Agreements

     In connection with the sale of operations located in Oklahoma and Nebraska by our former parent, Waste Corporation of America, in 2000, we may not compete with the buyer in portions of those states through October 2005. Additionally, in connection with the sale by Waste Corporation of America in 2003 of operations located in west Texas, we may not compete with the buyer in ten counties in west Texas through July 2006. Finally, the Reorganization Agreement we entered into with Waste Corporation of America in connection with our internal corporate reorganization in June 2004 contains a mutual non-competition agreement pursuant to which we and our subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of Waste Corporation of America’s or its subsidiaries’ current operations in Florida, Colorado or New Mexico, and Waste Corporation of America and its subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of our or our subsidiaries’ operations in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee or Texas through June 2009.

Sales and Marketing

     We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers. Our sales and marketing strategy is to provide prompt, high quality, comprehensive solid waste collection, transfer and disposal services to our customers at competitive prices. We target potential customers of all sizes, from small quantity generators to large companies and municipalities. Because the waste collection and disposal business is a very localized business, most of our marketing activity is local in nature. However, we do have a vice president of sales who is responsible for overseeing our sales and marketing efforts, including assisting in hiring and setting compensation programs.

Government Contracts

     We are parties to contracts with municipalities and other associations and agencies. Many of these contracts are or will be subject to competitive bidding. We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.

     Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services. Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities.

Regulation

     Our business is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency, or EPA, and various other federal, state and local environmental, zoning, air, water, transportation, land use, health and safety agencies. Many of these agencies regularly inspect our operations to monitor compliance with these laws and regulations. Governmental agencies have the authority to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in cases of violations. We believe that regulation of the waste industry will continue to evolve, and we will adapt to future legal and regulatory requirements to ensure compliance.

     Our operation of landfills subjects us to certain operational, monitoring, site maintenance, closure, post-closure and other obligations which could give rise to increased costs for compliance and corrective measures. In connection with our acquisition of landfills and continued operation or expansion of our landfills, we must often spend considerable time to increase the capacity of these landfills. We may be unable to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

     Our operations are subject to extensive regulation, principally under the federal statutes described below.

     The Resource Conservation and Recovery Act of 1976, as amended, or RCRA. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D of RCRA. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring, as well as corrective action standards, many of which had not commonly been in place or enforced at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. All states in which we operate have EPA-approved programs which implemented at least the minimum requirements of Subtitle D.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. CERCLA, which is also known as Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal and parties who arranged for disposal at the facility (i.e., generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or intentional disposal of “hazardous wastes” (as defined under RCRA), but can also be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in minute amounts.

     The Federal Water Pollution Control Act of 1972, as amended, or the Clean Water Act. This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills that receive, or in the past received, industrial waste to obtain storm water discharge permits. In addition, if a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect “wetlands,” the owner may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites.

     The Clean Air Act of 1970, as amended, or the Clean Air Act. The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to solid waste landfills and vehicles with heavy duty engines, such as waste collection vehicles. Additionally, in March 1996, the EPA adopted New Source Performance Standards and Emission Guidelines (the “Emission Guidelines”) for municipal solid waste landfills to control emissions of landfill gases. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act, subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. The EPA also regulates the emission of hazardous air pollutants from municipal landfills and has promulgated regulations that require measures to monitor and reduce such emissions.

     The Occupational Safety and Health Act of 1970, as amended, or OSHA. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations.

     Flow Control/Interstate Waste Restrictions. Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we own landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

     Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually. In certain cases, we may elect not to challenge such restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services. These restrictions may also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

     State and Local Regulation. Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid and bans or other restrictions on the movement of solid wastes into a municipality.

     Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period and/or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction and recycling and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes, beverage containers, unshredded tires, lead-acid batteries, paper, cardboard and household appliances. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

     Many states and local jurisdictions have enacted “bad boy” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some states and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to that of the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate and to deny or revoke a contract or permit because of unfitness unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

     Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, OSHA, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

     Public Utility Regulation. In many states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own landfills could adversely affect our business, financial condition and operating results.

Seasonality

     Based on our industry and our historic trends, we expect our operations to vary seasonally. Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters. The fluctuation is primarily due to lower volumes of solid waste generated during the winter months because of decreased construction and demolition activities. We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs. Please read “—Risk Factors—Risks Relating To Our Operations and Corporate Organization—Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.”

Employees

     As of December 31, 2004, we had approximately 589 full-time employees. A group of 12 employees at one of our locations is represented by a union and we negotiated a collective bargaining agreement with them. We have not experienced a significant work stoppage, and we believe our relations with our employees are good.

Internal Reorganization and Relationship With Waste Corporation of America

     In connection with our initial public offering in June 2004, we completed an internal corporate reorganization. Prior to the reorganization, we were a wholly-owned subsidiary of Waste Corporation of America. As a result of the internal corporate reorganization, we briefly became the parent of Waste Corporation of America, which we then spun off as a separate company with operations in Florida, Colorado and New Mexico. In connection with the internal corporate reorganization, we entered into two agreements with Waste Corporation of America: (i) a Reorganization Agreement; and (ii) an Administrative Services Agreement.

•	Reorganization Agreement. In connection with the internal reorganization, we contributed $20.0 million to Waste Corporation of America upon completion of our initial public offering. We do not have any ongoing obligation to make future payments to Waste Corporation of America. Pursuant to the Reorganization Agreement and related agreements, we assumed the obligation to issue shares upon the exercise of options and warrants that had been previously issued by Waste Corporation of America. Subsequently, we issued 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock in cancellation of approximately 90% of such options and warrants of Waste Corporation of America. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and the related issuance of common stock in the second quarter of 2004. Subsequent to December 31, 2004, substantially all of the remaining warrants were terminated. The Reorganization Agreement also contained the mutual non-competition agreement described under “—Non-Competition Agreements” above.

•	Administrative Services Agreement. In connection with the reorganization, we and our subsidiaries entered into a five-year Administrative Services Agreement, pursuant to which we and our subsidiaries will continue to provide all of various administrative, human resources, employee leasing, treasury, accounting and insurance management services described above to Waste Corporation of America and its subsidiaries. Waste Corporation of America agreed to pay us a fee of $40,000 per month for such administrative services, plus all direct and other allocated costs incurred on behalf of Waste Corporation of America and its subsidiaries. The fee to be paid by Waste Corporation of America also includes payment for the services our officers will provide to Waste Corporation of America and its affiliates. We expect that our officers will devote approximately 90% of their time, on average, to our operations and 10%, on average, to the operations of Waste Corporation of America and its subsidiaries. Until we and Waste Corporation of America can practically separate required bonding, insurance and other similar arrangements supporting financial assurances to governmental agencies as to our respective landfills, we will continue to maintain such arrangements in place as part of our administrative services and Waste Corporation of America will be responsible to us for any costs or claims relating to its landfills or operations. On each anniversary of the Administrative Services Agreement, we will review with Waste Corporation of America the fee payable under the Administrative Services Agreement to determine whether it should be adjusted to reflect the level of the services then provided.

Risk Factors

Risks Relating to Our Acquisition Program

     We may be unable to identify, complete or integrate future acquisitions, which may harm our prospects.

     We may be unable to identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we may not be able to negotiate acceptable terms or finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued financing may not be available or available on reasonable terms, any new businesses may not generate revenues comparable to our existing businesses, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably or accretive to our earnings.

     We compete for acquisition candidates with other purchasers, some of which have greater financial resources and may be able to offer more favorable terms, thus limiting our ability to grow through acquisitions.

     Other companies in the solid waste services industry also have a strategy of acquiring and consolidating regional and local businesses. We expect that as the consolidation trend in our industry continues, the competition for acquisitions will increase. Competition for acquisition candidates may make fewer acquisition opportunities available to us or make those opportunities more expensive.

     In connection with financing acquisitions, we may incur additional indebtedness, or may issue additional shares of our common stock which would dilute the ownership percentage of existing stockholders.

     We intend to finance acquisitions with available cash, borrowings under our credit facility, shares of our common stock or a combination of these means. As a result, we may incur additional indebtedness or issue additional shares of our common stock which would dilute the ownership percentage of existing stockholders. Our credit facility contains covenants restricting, among other things, the amount of additional indebtedness. We expect to offer shares of our common stock as some or all of the consideration for certain acquisitions. Our ability to do so will depend in part on the attractiveness of our common stock. This attractiveness may depend largely on the capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to decline materially over a prolonged period of time, we may find it difficult to use our common stock as consideration for acquisitions.

     Businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures, which would adversely affect our financial results.

     We may acquire businesses with liabilities that we fail to discover, including liabilities arising from non-compliance with environmental laws by prior owners for which we may be responsible as the successor owner. Moreover, as we integrate a new business, we may discover that required expenses and capital expenditures are greater than anticipated, which would adversely affect our financial results.

     Rapid growth may strain our management, operational, financial and other resources, which would adversely affect our financial results.

     Executing our acquisition strategy will require significant time from our senior management. We may also be required to expand our operational and financial systems and controls and our management information systems capabilities. We may also need to attract and train additional senior managers, technical professionals and other employees. Failure to do any of these could restrict our ability to maintain and improve our profitability while continuing to grow.

     We may incur charges related to acquisitions, which could lower our earnings.

     We capitalize some expenditures and advances relating to acquisitions and pending acquisitions, but expense indirect acquisition costs, including general corporate overhead, as they are incurred. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any pending acquisition that is not consummated. We, therefore, may incur charges in future periods, which could lower our earnings.

Risks Relating To Our Business

     We are subject to environmental and safety laws, which restrict our operations and increase our costs.

     We are subject to extensive federal, state and local laws and regulations relating to environmental protection and occupational safety and health. These include, among other things, laws and regulations governing the use, treatment, storage and disposal of wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances. Our compliance with existing regulatory requirements is costly, and continued changes in these regulations could increase our compliance costs. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations and may, in the future, require us to initiate final closure of a landfill. We are required to obtain and maintain permits that are subject to strict regulatory requirements and are difficult and costly to obtain and maintain. We may be unable to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums over the amounts that we have accrued.

     We may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” This liability is also imposed on persons who arrange for the disposal of and who transport such substances to the facility. Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies that we acquire even if we did not collect or dispose of the waste while we owned the landfill. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.

     In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines or our permits and licenses may be modified or revoked. We may in the future be a defendant in lawsuits brought by governmental agencies and private parties who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could curtail our business operations and may decrease our earnings.

     Our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts.

     We are required to pay closure and post-closure costs of any disposal facilities that we own or operate. We accrue for future closure and post-closure costs of our owned landfills, generally for a term of five years for C&D landfills and 30 years for MSW landfills, based on engineering estimates of future requirements associated with the final landfill design and closure and post-closure process. Our obligations to pay closure and post-closure costs, including for monitoring, may exceed the amount we accrued, which would adversely affect our earnings. Expenditures for these costs may increase as a result of any federal, state or local government regulatory action, including changes in closing or monitoring activities, types and quantities of materials used or the period of required post-closure monitoring. These factors could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities. The amount of our accruals is based upon estimates by management and engineers and accountants. We review at least annually our estimates for closure and post-closure costs, and any change in our estimates could require us to accrue additional amounts.

     We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.

     We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to landfill closure and post-closure obligations, our landfill operations, and other collection and disposal contracts. We satisfy these financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. During the past three years, the costs associated with bonding and insurance have risen dramatically, the financial capacity and other requirements imposed by bonding and insurance companies have become more difficult to comply with than in prior years, and the number of these bonding and insurance companies has decreased. We have been required, and may in the future be required, to obtain personal guarantees from certain of our senior executive officers, directors and an affiliate of our largest stockholder in order to obtain these types of instruments. We have compensated and indemnified, and may in the future compensate and indemnify, our senior executive officers, directors and the affiliate of our largest stockholder for these guarantees. We may be unable to provide the level of financial assurance that we are required to provide in the future or it may become too costly to do so, which in either case could result in the closure of landfills or the termination of collection contracts.

     Our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms.

     Our ability to remain competitive, grow and maintain operations largely depends on our cash flow from operations and access to capital. Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures. As we undertake more acquisitions and further expand our operations, the amount we expend on capital, closure and post-closure and remediation expenditures will increase.

These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations and borrowings under our credit facility, if necessary. However, we may require additional equity or debt financing to fund our growth.

     We do not have complete control over our future performance because it is subject to general economic, political, financial, competitive, legislative, regulatory and other factors. It is possible that our business may not generate sufficient cash flow from operations, and we may not otherwise have the capital resources, to allow us to make necessary capital expenditures. If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be dilutive to our stockholders. We may not be able to take any of the foregoing actions, and we may not be able to do so on terms favorable to us or our stockholders.

     Increases in the costs of disposal may reduce our operating margins.

     We dispose of approximately one-fourth of the waste that we collect in landfills operated by others, but that rate may increase in the future. We may incur increases in disposal fees paid to third parties or in the costs of operating our own landfills. Failure to pass these costs on to our customers may reduce our operating margins.

     Increases in the costs of labor may reduce our operating margins.

     We compete with other businesses in our markets for qualified employees. The labor market is currently tight in many of the areas in which we operate. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is our second largest operating cost, and even relatively small increases in labor costs per employee could materially affect our cost structure. Failure to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas may reduce our operating margins.

     Increases in the costs of fuel may reduce our operating margins.

     The price and supply of fuel needed to run our collection and transfer trucks and our landfill equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. During 2004 and 2003, we experienced increases in the cost of diesel fuel as a percentage of revenue of 4.9% and 4.1%, respectively. Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations. Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.

     Increases in costs of insurance would reduce our operating margins.

     One of our largest operating costs is for insurance coverage, including general liability, automobile physical damage and liability, property, employment practices, pollution, directors and officers, fiduciary, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies. Changes in our operating experience, such as an increase in accidents or lawsuits or a catastrophic loss, could cause our insurance costs to increase significantly or could cause us to be unable to obtain certain insurance. Increases in insurance costs would reduce our operating margins. Changes in our industry and perceived risks in our business could have a similar effect.

     We may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition.

     Integrated non-hazardous waste companies are exposed to a variety of risks that are typically covered by insurance arrangements. However, we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations for a variety of reasons. Increases in insurance costs and changes in the insurance markets may, given our resources, limit the coverage that we are able to maintain or prevent us from insuring against certain risks. Large or unexpected losses may exceed our policy limits, adversely affecting our results of operations, and may result in the termination or limitation of coverage, exposing us to uninsured losses, thereby adversely affecting our financial condition.

     Our failure to remain competitive with our numerous competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business.

     Our industry is highly competitive. We compete with large companies and municipalities, many of which have greater financial and operational resources. The non-hazardous solid waste collection and disposal industry is led by three large national, publicly-traded waste management companies that account for approximately 48% of the estimated $43.0 billion of annual industry revenues. The industry also includes numerous regional and local companies. Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal. If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

     We may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenues to decline.

     We are parties to contracts with municipalities and other associations and agencies. Many of these contracts are or will be subject to competitive bidding. We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from lowering prices or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

     Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services. Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities. Unless we are awarded a franchise by these municipalities, we will lose customers which will cause our revenues to decline.

     Comprehensive waste planning programs and initiatives required by state and local governments may reduce demand for our services, which could adversely affect our waste volumes and the price of our landfill disposal services.

     Many of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste disposed of in landfills through waste planning, recycling, composting or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. These actions may reduce the volume of waste going to landfills in certain areas, and therefore our landfills may not continue to operate at currently estimated volumes or they may be unable to charge current prices for landfill disposal services.

     Covenants in our credit facility and the agreements governing our other indebtedness may limit our ability to grow our business and make capital expenditures.

     Our credit facility and certain of the agreements governing our other indebtedness impose financial covenants and ratios that we must satisfy and other covenants that limit certain actions that we may take (including, among other things, our ability to incur additional indebtedness, grant liens and make investments) and acquisitions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” All of these restrictions could affect our ability to take advantage of potential business opportunities. Our ability to comply with these covenants and restrictions may be affected by changes in economic or business conditions or other events beyond our control.

     Failure to observe these restrictions could result in a default, allowing acceleration of the debt incurred under those agreements, requiring us to repay the indebtedness under such credit facility and, if we were unable to do so, allowing the lenders to foreclose on their collateral (which includes substantially all of the assets we own, including the stock and assets of our subsidiaries). A default also could result from our inability to repay any indebtedness when due. Moreover, default under one agreement could lead to an acceleration of indebtedness under other agreements that contain cross-acceleration or cross-default provisions.

     Changes in interest rates may affect our profitability.

     Our acquisition strategy could require us to incur substantial additional indebtedness in the future, which will increase our interest expense. Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability. As of December 31, 2004, we had $69.4 million of floating rate based long-term debt. If interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.7 million in annual interest expense. In the past, we have attempted to hedge against interest rate changes through swap arrangements (and we may continue to do so in the future). For certain interest rate swap agreements, we record non-cash mark-to-market gains and losses based on changes in future yield curves to the statement of operations. Therefore, fluctuations in interest rates may require us to record non-cash losses with respect to swap arrangements.

     Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

     Labor unions have in the past attempted to organize our employees, and these efforts will likely continue in the future. At its 2003 national meeting, the International Brotherhood of Teamsters announced that our industry is one in which it will begin focusing its efforts. In March 2001, a group of employees chose to be represented by a union, and we negotiated a collective bargaining agreement with them. As of December 31, 2004, there were 12 employees in that group. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

     A general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenues and cash flows.

     Our business is affected by general economic conditions. Any extended weakness in the U.S. economy could reduce our business prospects and could cause decreases in our revenues and operating cash flows. In addition, in a down-cycle economic environment, we would likely experience the negative effects of increased competitive pricing pressure and customer turnover.

     Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

     As of December 31, 2004, approximately $1.9 million, or 2.6%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed. Accordingly, only a small portion of our operations cross state borders, but these operations could increase in the future. Some states have imposed restrictions on collection routes and disposal locations. Our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

     We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.

     Our ability to meet our growth objectives depends in part on our ability to expand landfill capacity, whether by acquisition or expansion. Exhausting permitted capacity at a landfill would restrict our growth, and reduce our financial performance in the market served by the landfill since we would be forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors, thereby increasing our waste disposal expenses. Although we have received final permits on expansions at our existing landfills, there may be challenges, comments, or delays that could have an adverse effect on our operations in these markets. Obtaining required permits and approvals to expand landfills has become increasingly difficult and expensive, requiring numerous hearings and compliance with various zoning, environmental and regulatory laws and drawing resistance from citizens, environmental or other groups. Even if permits are granted, they may contain burdensome terms and conditions or the timing required may be extensive and could affect the remaining capacity at the landfill. We may choose to delay or forego tuck-in acquisitions in markets where the remaining lives of our landfills are relatively short because increased volumes would further shorten the lives of these landfills.

Risks Relating to Our Operations and Corporate Organization

     Poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business.

     We manage our operations on a decentralized basis. Therefore, regional and local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers. Poor decisions by regional or local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business.

     We are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors.

     The non-hazardous waste business is local in nature. Accordingly, our business in one or more regions or local markets may be adversely affected by events and economic conditions relating to those regions or markets even if the other regions of the country are not affected. As a result, our financial performance may not compare favorably to our competitors with operations in other regions, and our stock price could be adversely affected.

     Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.

     Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and again lower in the fourth quarter. This seasonality generally reflects the lower volume of solid waste generated because of decreased construction and demolition activities during the winter months. Adverse weather conditions negatively affect waste collection productivity, resulting in higher labor and operational costs. The general increase in precipitation during the winter months increases the weight of collected waste, resulting in higher disposal costs, as costs are often calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months. As a result our stock price may be negatively affected by these variations. Additionally, severe weather during any time of the year can negatively affect the costs of collection and disposal and may cause temporary suspensions of our collection and disposal services. Long periods of inclement weather may interfere with collection and landfill operations, delay the construction of landfill capacity and reduce the volume of waste generated by our customers. Any of these conditions can adversely affect our business and results of operations, which could negatively affect our stock price.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

     During the next year, we will be documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and our stock price.

     Our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.

     We believe that our continued success depends in large part on the sustained contributions of our chairman of the board and chief executive officer, Mr. Tom J. Fatjo, Jr., our president and chief operating officer, Mr. Jerome M. Kruszka, and other members of our senior management. We rely on them to identify and pursue new business opportunities and acquisitions and to execute operational strategies. The loss of services of Messrs. Fatjo, Jr. or Kruszka or any other senior management member could significantly impair our ability to identify and secure new contracts and otherwise disrupt our operations. We do not maintain key person life insurance on any of our senior executives. We have entered into employment agreements with our executive officers that contain non-compete and confidentiality covenants. Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete and confidentiality covenants in their employment agreements.

     Members of our senior management will devote a portion of their time to Waste Corporation of America LLC’s operations, which will divert their attention from our business and operations.

     As indicated above, our continued success largely depends on the continued contributions of our senior management. However, Messrs. Fatjo, Jr. and Kruszka and other members of our senior management also serve as executive officers of our former parent, Waste Corporation of America LLC, and, therefore, devote a portion of their time to matters other than our business and operations. We believe that senior management will devote approximately 10% of their time, on average, to Waste Corporation of America LLC’s operations.

     Conflicts of interest to our and our stockholders’ detriment may arise between us and Waste Corporation of America and its controlling equity holder, who owns a significant portion of our equity and has two directors on our board.

     As of March 1, 2005, WCA Partners, L.P. and other related entities beneficially owned approximately 17.0% of our common stock. Additionally, these entities continue to own approximately 60.2% of the equity interests of

Waste Corporation of America LLC, our former parent and a privately-held solid waste company with which we have administrative services, non-competition and other arrangements. Mr. William P. Esping, who is a former director, and members of his family are the primary beneficial owners of these various entities. Messrs. Ballard O. Castleman and Robert P. Lancaster, who are members of our board of directors, have ownership positions in and are employed by such entities. Messrs. Castleman and Lancaster constitute two of the six current members of our board of directors. Because of the substantial ownership interest of WCA Partners, L.P. and related entities in Waste Corporation of America LLC, these entities may, in the event a conflict of interest arises between us and Waste Corporation of America LLC and these entities, favor their interests in Waste Corporation of America LLC over their interests in us to the detriment of us and our other stockholders.

     Our executive officers, directors and their related entities own a significant interest in our voting stock and may be able to exert significant influence over our management and affairs, which may discourage a potential change of control transaction.

     As of March 1, 2005, our executive officers, directors and their related entities (including WCA Partners, L.P.) owned or controlled approximately 26.7% of the outstanding shares of our common stock. Accordingly, these parties, acting together, could possess a controlling vote on matters submitted to a vote of the holders of our common stock. As long as these individuals beneficially own a significant interest, they will have the ability to significantly influence the election of members of our board of directors and to influence our management and affairs. As of March 1, 2005, WCA Partners, L.P. and other related entities, collectively beneficially owned approximately 17.0% of our common stock, as well as approximately 60.2% of the equity of Waste Corporation of America LLC with which we have administrative services, non-competition and other arrangements. This concentration of ownership, the potential ability to significantly influence our management and affairs, and the potential conflicts of interests relating to Waste Corporation of America LLC may have the effect of preventing or discouraging transactions involving a potential change of control or otherwise adversely affect us.

     Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price.

     Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our amended and restated certificate of incorporation and our amended and restated bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting to effect amendments to provisions of our amended and restated bylaws concerning the number of directors;

•	limit who may call special meetings;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders meeting; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

     In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future, so you can only realize a return on your investment by selling your shares of our common stock.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors and are prohibited by the terms of our credit facility. Please read “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Accordingly, for the foreseeable future you can only realize a return on your investment by selling your shares of our common stock.

     We may issue preferred stock that has a liquidation or other preference over our common stock without the approval of the holders of our common stock, which may affect those holders rights or the market price of our common stock.

     Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Available Information

     Our Internet website is www.wcawaste.com. We make available through the “Investor Relations-SEC Filings” section of our Internet website our annual report on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties.

     Our principal executive offices are located at One Riverway, Suite 1400, Houston, Texas 77056, where we currently lease 12,259 square feet of office space. We also own or lease field-based administrative offices in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee and Texas.

     Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders. As of December 31, 2004, we owned nineteen collection operations, eleven transfer stations, six MSW landfills and eight C&D landfills. We also operated but did not own two additional transfer stations as of December 31, 2004. For a description of our landfills, please read “Business—Our Operations—Landfills.”

Item 3. Legal Proceedings.

     Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

     Our common stock is traded on the NASDAQ National Market under the symbol “WCAA.” As of March 1, 2005, there were approximately 69 holders of record of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2004
Second Quarter (from June 23, 2004 to June 30, 2004)	$9.13	$8.59
Third Quarter	$9.20	$7.99
Fourth Quarter	$10.98	$8.75

2005
First Quarter (through March 22, 2005)	$10.38	$9.08

Dividend Policy

     We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, to finance the development and expansion of our business and for general corporate purposes. Furthermore, our credit facility prohibits payment of cash dividends or other payments or advances by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash. Our only source of cash to pay dividends to our stockholders would be distributions or other payments or advances from our subsidiaries, which as discussed above, is prohibited by the terms of our credit facility. Any future dividends declared would be subject to a relaxation of this prohibition, would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the other terms of our credit facility and other financing agreements at the time a dividend is considered, and other relevant factors.

Item 6. Selected Financial Data.

     The following table sets forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report. The selected financial data for the three-months ended December 31, 2000 represent the period from our formation through the end of our first fiscal year and are derived from our unaudited financial statements. The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The following information may not be indicative of our future operating results.

					Three Months
					Ended
	Year Ended December 31,				December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenue	$73,461	$64,226	$62,162	$57,721	$12,986
Expenses:
Cost of services (1),(2)	50,387	41,666	38,336	35,841	8,381
Depreciation and amortization	8,828	7,812	6,229	6,684	1,528
General and administrative:
Stock-based compensation (3)	11,532	1,220	—	—	—
Other general and administrative	4,751	3,922	4,432	4,135	757

Total expenses	75,498	54,620	48,997	46,660	10,666

Operating income (loss)	(2,037)	9,606	13,165	11,061	2,320

Other income (expense):
Interest expense, net (2)	(4,453)	(5,220)	(6,979)	(10,153)	(2,220)
Write-off of deferred financing costs and debt discount (4)	(618)	—	(2,487)	—	—
Other income (expense), net	268	28	20	(53)	24

Other income (expense)	(4,803)	(5,192)	(9,446)	(10,206)	(2,196)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(6,840)	4,414	3,719	855	124
Income tax (provision) benefit	2,476	(1,753)	(1,727)	(359)	(110)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,364)	2,661	1,992	496	14
Discontinued operations, net of tax	—	93	(816)	(201)	81

Income (loss) before cumulative effect of change in accounting principle	(4,364)	2,754	1,176	295	95
Cumulative effect of change in accounting principle, net of tax (5)	—	2,324	—	(721)	—

Net income (loss)	$(4,364)	$5,078	$1,176	$(426)	$95

Per Share Data — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.38)	$0.33	$0.25	$0.06	$—
Discontinued operations, net of tax	—	0.01	(0.10)	(0.02)	0.01

Income (loss) before cumulative effect of change in accounting principle	(0.38)	0.34	0.15	0.04	0.01
Cumulative effect of change in accounting principle net of tax	—	0.29	—	(0.09)	—

Net income (loss)	$(0.38)	$0.63	$0.15	$(0.05)	$0.01

Weighted average shares outstanding - basic and diluted	11,599	8,000	8,000	8,000	8,000
Other Financial Data:
Capital expenditures	$14,589	$7,721	$9,886	$8,066	$3,036

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Property and equipment, net	$90,521	$70,726	$67,555	$64,147	$58,361
Total assets	163,767	116,685	122,668	116,681	113,253
Current maturities of long-term debt	1,429	4,004	3,602	6,749	8,648
Long-term debt, less current maturities and discount	71,814	78,696	78,466	68,908	66,167
Total stockholders’ equity	74,573	18,567	17,734	19,259	22,517

(1)	We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. in 2000. During the years ended December 31, 2004, 2003, 2002 and 2001, we recorded $377, $302, $97 and $61, respectively, for the use of such disposal rights as a non-cash component of cost of services. Please read note 3 to our consolidated financial statements. Historically, we have utilized these prepaid disposal rights in our west Texas operations, which we sold during 2003 and are reflected as discontinued operations. In the future, we will use these prepaid disposal rights for our continuing operations. During the years ended December 31, 2004, 2003, 2002 and 2001, we utilized $0, $1,307, $1,902 and $2,011, respectively, of prepaid disposal rights in discontinued operations.

(2)	We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2004, 2003, 2002 and 2001, we have recorded $257, $207, $146 and $111, respectively, as a non-cash component of cost of services and $0, $0, $107 and $339, respectively, as a non-cash component of interest expense for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read note 1 to our consolidated financial statements for further discussion of landfill accounting and the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)	Represents a non-cash compensation charge in connection with stock options outstanding as of December 31, 2004 and 2003. Prior to the internal reorganization in 2004, Waste Corporation of America had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and issuance of common stock in 2004.

(4)	In December 2004, we wrote off $618 of deferred financing costs related to the amendment of our credit facility. We also wrote off $2,008 of deferred financing costs and $479 of debt discount due to the early repayment of the term loan of the credit facility in 2002.

(5)	The $721 (net of $442 tax benefit) cumulative effect of change in accounting principle for the year ended December 31, 2001 is due to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” relating to our interest rate swap agreement. The $2,324 (net of $1,425 tax expense) cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of our financial condition and results of operations should be read together with the historical consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Business—Risk Factors” included elsewhere in this report and “—Cautionary Statement About Forward-Looking Statements” below.

Executive Overview

     General Overview of Our Business

     Revenues. Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Our revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded onto and off of the collection vehicle. The following table reflects our total revenue by source for the previous three years (dollars in thousands):

	2004		2003		2002
	$	%	$	%	$	%
Collection:
Residential	$12,615	17.2%	$11,272	17.6%	$11,868	19.1%
Commercial	12,002	16.3%	12,056	18.8%	12,307	19.8%
Roll-off	22,878	31.2%	18,175	28.3%	15,548	25.0%
Other	586	0.8%	258	0.4%	46	0.1%

Total collection	48,081	65.5%	41,761	65.0%	39,769	64.0%

Disposal	30,536		28,460		27,493
Less intercompany	9,789		7,413		6,577

Disposal, net	20,747	28.2%	21,047	32.8%	20,916	33.6%

Transfer and other, net	4,633	6.3%	1,418	2.2%	1,477	2.4%

Total revenue	$73,461	100.0%	$64,226	100.0%	$62,162	100.0%

     No single contract or customer accounted for more than 2% of our revenues for the years presented.

     Net income (loss). During the year ended December 31, 2004, the Company reported a net loss of $4.4 million. This net loss resulted primarily from a stock-based compensation charge of $11.5 million ($7.5 million net of tax benefit) that we incurred in June 2004 in connection with an internal reorganization that we completed immediately prior to our initial public offering. Before the reorganization, we were a wholly-owned subsidiary of Waste Corporation of America. As a result of the internal corporate reorganization, we assumed the obligation to issue shares upon the exercise of options and warrants that had been previously issued by Waste Corporation of America. Subsequently, we issued 1,330,056 shares of our common stock in cancellation of approximately 90% of such options and warrants that gave rise to the compensation charge. Please refer to “Business—Internal Reorganization and Relationship with Waste Corporation of America” for description of the internal reorganization. Net income would have been $3.1 million (or $0.27 per share on 11.6 million fully diluted shares) without the stock-based compensation charge (after giving effect to the tax benefit associated with the charge). Since we do not anticipate that we will have another internal reorganization that will result in a similar charge, we expect that our GAAP-based reported operating income and net income will show comparative increases for 2005 over 2004 that should, in our view, be analyzed by taking into account the impact of the stock-based compensation charge. Moreover, we note that our net income included a charge of $383,000 (net of tax benefit) (or $0.03 per share on 11.6 million fully diluted shares) for deferred financing costs associated with the amendment of our credit facility in December 2004.

     Non-GAAP measures. Our management evaluates our performance and potential acquisition candidates based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense, income tax expense, depreciation, amortization and write-off of deferred financing costs. We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items are not relevant to our ongoing operations.

     We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our vessels) from our operating results; and

•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

      Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a basis for incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit facility; and

•	in communications with investors, lenders, and others, concerning our financial performance.

      In March 2003, the Securities and Exchange Commission, or Commission, adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the Commission, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. The following presents a reconciliation of the total EBITDA to net income (in thousands):

	2004	2003	2002
Total EBITDA	$7,059	17,446	19,414
Depreciation and amortization	(8,828)	(7,812)	(6,229)
Interest expense, net	(4,453)	(5,220)	(6979
Write-off of deferred financing costs and debt discount (an additional interest charge)	(618)	—	(2,487)
Income tax benefit (expense)	2,476	(1,753)	(1,727)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,364)	2,661	1,992
Loss from discontinued operations, net of tax	—	(156)	(816)
Gain on disposal of discontinued operations, net of tax	—	249	—

Income (loss) before cumulative effect of change in accounting principle	(4,364)	2,754	1,176
Cumulative effect of change in accounting principle, net of tax	—	2,324	—

Net income (loss)	$(4,364)	5,078	1,176

      In considering EBITDA results, our management also takes various adjustments (especially for non-operational expenses) into account in evaluating performance in order to provide it with what it believes to be a better view of ongoing operational performance. Thus, for example, in our evaluations we exclude the stock-based compensation charge of $11.5 million ($7.5 million net of tax benefit) that we incurred in June 2004 in connection with our internal reorganization mentioned above. We make similar adjustments in evaluating acquisition candidates. The following presents a reconciliation of EBITDA to Adjusted EBITDA (in thousands):

	2004	2003	2002
Total EBITDA, per above	$7,059	17,446	19,414
Stock-based compensation expense	11,532	1,220	—

Adjusted EBITDA	$18,591	18,666	19,414

     Neither our EBITDA nor Adjusted EBITDA as we define them may be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

     Other considerations. Costs of services include, but are not limited to, labor, fuel and other vehicle operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, third-party transportation expense and state waste taxes. On December 1, 2001, we converted to a $250,000 deductible insurance policy for general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter to quarter and/or year to year, resulting in increased volatility of our costs of services.

     General and administrative expenses include the salaries and benefits of our corporate management, certain centralized reporting and cash management costs and other overhead costs associated with our corporate office.

     Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method.

     We capitalize third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs. We expense indirect acquisition costs, such as salaries, commissions and other corporate services, as we incur them. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 2004, we had $0.3 million capitalized costs relating to pending acquisitions.

     The integration expenses associated with our acquisitions include expenses related to: (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, and (iv) re-routing trucks and equipment. In the short-term, as expected, the cost of acquiring and integrating companies will continue to put pressure on operating results. While some synergies from tuck-in acquisitions can take as long as twelve months to be realized, we have integrated all of our completed acquisitions to date into our existing operations.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as covenants not to compete and any remaining amounts are then allocated to goodwill.

     2004 Business Performance

     During 2004, we successfully completed an initial public offering (IPO) of our common stock, began the execution of our acquisition strategy, and grew revenues through acquisition and internal growth.

     Our IPO was the first in our industry since 1997. It allowed us to improve our capitalization from approximately 82% debt to total capitalization prior to the IPO to approximately 50% at December 31, 2004. In conjunction with the IPO we amended our credit agreement to provide additional borrowing capacity.

     Our improved capitalization allowed us to implement our acquisition strategy. In 2004 we acquired and have integrated seven companies, which we forecast (based on internal estimates) to add $22.5 million of revenue in 2005. In addition, since December 31, 2004, we have acquired a landfill and collection operation in Bowling Green, Missouri, near St. Louis, and have entered into a definitive agreement to acquire two C&D landfills, two transfer stations, and two material recovery facilities in the Raleigh and High Point/Greensboro, North Carolina markets. Please read “—Acquisition Strategy Overview” below for a detailed discussion of our recent acquisitions and strategy.

     In addition to growth from acquisitions, our internal growth from operations in 2004 was 5.5%, with 4.7% coming from volume growth, and 0.8% coming from price increases. We experienced revenue growth in both our collection and transfer station operations and were able to maintain our high level of internalization. In 2004, 78.1% of the waste disposed by our collection and transfer operations went to our own landfills.

     While we experienced both revenue growth from acquisitions and internal sources, our operating income, net income and Adjusted EBITDA (a non-GAAP financial measure) were negatively impacted by a number of factors. For a description of Adjusted EBITDA and a reconciliation to comparable GAAP measures please refer to “—General Overview of Our Business—Non-GAAP Measures” above. These factors included stock-based compensation expense, the costs of integrating the acquired companies and bringing their operations in line with our operating standards and increased diesel fuel costs. Additionally, we have experienced increased costs associated with operating as a public company and the pursuit of our acquisition strategy which we estimate to be approximately $0.5 million per quarter ($2 million per year).

     2005 Financial Objectives

     With respect to 2005, we expect the following financial objectives:

•	Revenue in excess of $110 million (a 50% increase over 2004 reported revenues);

•	Adjusted EBITDA, which is a non-GAAP financial measure, in excess of $27 million (a 50% increase over 2004). This assumes an adjusted operating income margin of 25%. This margin is somewhat compressed by acquiring landfills earlier than expected. As tuck-in acquisitions are completed, we believe internalization and margins will improve. Our margins will also be affected by changes in diesel fuel costs, the expenses associated with integrating acquisitions and costs associated with testing and compliance with Section 404 of the Sarbanes-Oxley Act;

•	“Run rate” revenue from operations acquired in 2005 to be approximately $50 million. Clearly this estimate is based on an assumed level of acquisition activity. We are in active discussions concerning potential acquisitions of other waste companies with estimated annualized revenue “run rates” totaling approximately $50 million. This includes two potential acquisitions covered by letters of intent, with estimated annualized revenue “run rates” totaling approximately $10 million. In the immediate areas surrounding our current operations including those we are in active discussions with, we have identified additional solid waste companies that might be potential acquisition candidates (our “acquisition pipeline”). However, we note that we may not complete all or any of the acquisitions that we are in active discussions with or that we may from time to time report as being in our “acquisition pipeline”. “Run rate” determinations are made based on estimations from information provided to us by the acquisition candidates and from other sources and estimates developed by us. “Run rate” measures are not audited or based on GAAP. We determine the period over which to calculate a “run rate” based on factors we deem to be reasonable. Actual revenues may or may not equal the estimated “run rate”;

•	Net income to be in the range of $0.38 to $0.40 per share, depending on the timing of acquisitions and the form of any capital and related charges that we might obtain to fund acquisitions. We have assumed that our blended tax rate will be approximately 39% for 2005. Net income per share will be impacted by any additional issuance of shares and increases in interest expense resulting from the types of consideration issued in future acquisitions; and

•	2005 year-end “run rates” of revenue and Adjusted EBITDA, to be more than two times similar measures for the year ended December 31, 2003 (which were representative of our “run rates” at the time of our initial public offering).

      Please note that these financial objectives are all forward looking statements that involve risks, uncertainties and assumptions. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Business—Risk Factors” and “—Cautionary Statement About Forward-Looking Statements” included elsewhere in this report. You should note that our ability to achieve these objectives will be primarily dependent upon successful execution of our acquisition strategy (please read “—Acquisition Strategy Overview” below). In addition, as we have previously reported, we intend to review price increase opportunities to recover cost increases and improve operating margins. As we have in the past, we also will look for opportunities to improve operating margins by reducing operating costs. Those opportunities may involve a variety of initiatives, including improvements to systems and programs and evaluation of location specific operating results. As we discuss in “—Liquidity and Capital Resources—Cash Flows” below, we expect capital expenditures related to our existing operations for 2005 to be approximately 12% of our revenue, which would include expenditures for vehicles, heavy equipment, containers, landfill cell development, and certain systems and program improvements.

      Acquisition Strategy Overview

       Our future financial performance will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. As we discussed in “Business—Our Acquisition Growth Strategy” our acquisition strategy will target operations that will benefit from our core operating strategy of maximizing the “internalization” of waste. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets. Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then expand our operations to collection services by acquiring collection operations in the new market and internalizing the waste into our landfill. While our long-term strategy will focus on tuck-in acquisitions, during 2004 and early 2005, we have acquired a greater number of landfills to date than we originally expected to have completed at this stage of our acquisition program. We have been presented with a greater number of landfill opportunities than we had planned.

      During the year ended December 31, 2004, we completed seven acquisitions. The aggregate purchase price for these acquisitions consisted of approximately $31.3 million of cash, $3.0 million of convertible debt and 263,158 restricted shares of our common stock valued at approximately $1.6 million. The following sets forth additional information regarding the acquisitions:

Company	Location	Completion date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station

Company	Location	Completion date	Operations
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station

     After giving effect to these acquisitions, at December 31, 2004, we operated a total of twelve landfills, nineteen collection operations and twelve transfer stations, had approximately 235 routes and handled approximately 5,600 landfill tons per day at our landfills.

     On January 12, 2005, we acquired Gecko Investments, LLC, located approximately 50 miles northwest of suburban St. Louis in Bowling Green, Missouri. This transaction included the acquisition of one MSW landfill, as well as a collection operation. On January 18, 2005, we signed a definitive agreement with MRR Southern, LLC to acquire two C&D landfills, two transfer stations, and two materials recovery facilities in the Raleigh and High Point, North Carolina markets. When this acquisition is completed, we will have made nine acquisitions totaling $34 million in estimated annual “run rate” revenue since completing our initial public offering in June 2004 and will own seventeen landfills, fifteen transfer stations, twenty collection operations and three C&D MRFs. For a description of estimations of “run rates” please refer to “—2005 Financial Objectives” above.

Results of Operations

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
Revenue	$73,461	100.0	$64,226	100.0	$62,162	100.0
Cost of services	50,387	68.6	41,666	64.8	38,336	61.7
Depreciation and amortization	8,828	12.0	7,812	12.2	6,229	10.0
General and administrative	4,751	6.5	3,922	6.1	4,432	7.1
Non-cash compensation charge	11,532	15.7	1,220	1.9	—	—

Operating income (loss)	(2,037)	(2.8)	9,606	15.0	13,165	21.2
Interest expense, net	(4,453)	(6.1)	(5,220)	(8.1)	(6,979)	(11.2)
Write-off of deferred financing costs and debt discount	(618)	(0.8)	—	—	(2,487)	(4.0)
Other income, net	268	0.4	28	0.0	20	0.0
Income tax (provision) benefit	2,476	3.4	(1,753)	(2.7)	(1,727)	(2.8)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,364)	(5.9)	2,661	4.2	1,992	3.2
Loss from discontinued operations, net of tax	—	—	(156)	(0.3)	(816)	(1.3)
Gain on disposal of discontinued operations, net of tax	—	—	249	0.4	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	2,324	3.6	—	—

Net income (loss)	$(4,364)	(5.9)	$5,078	7.9	$1,176	1.9

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue. Total revenue for the year ended December 31, 2004 increased by 14.4% to $73.5 million from $64.2 million for the year ended December 31, 2003. Acquisitions completed in the third and fourth quarters of 2004 contributed $5.7 million (8.9%) of the increase while volume increases resulted in an increase of $3.0 million (4.7%), and price increases contributed $0.5 million (0.8%). Non-acquisition related volume increases were a result of the opening of two transfer stations in 2004 as well as other internal growth. Revenue segmentation (before elimination of intercompany revenue) for the year ended December 31, 2004 was 53.3 % collection operations, 33.9% disposal, 12.3% transfer and 0.5% recycling.

     Cost of services. Total cost of services for the year ended December 31, 2004 increased $8.7 million, or 21%, to $50.4 million from $41.7 million for the year ended December 31, 2003. Operating cost increases reflect a variety of factors. Thus, our costs reflect, in part, the impact of recent acquisitions and other volume related growth. As previously discussed, we expect to incur higher costs while we acquire and integrate new operations.

     Increases in fuel costs contributed to the cost increases as well. Diesel fuel costs as a percentage of revenue increased from 4.1% for the year ended December 31, 2003 to 4.9% for the year ended December 31, 2004. A sampling of our markets indicates that our average fuel cost per gallon increased approximately 40% from January 2004 to December 2004. The increase in costs could not be fully covered by fuel surcharges as evidenced by the fact that fourth quarter 2004 fuel surcharges covered approximately 50% of increased costs. Through a combination of price increases and fuel surcharges, we expect to begin to recover an additional portion of fuel cost increases by July 2005.

     Additionally, we spent approximately $0.6 million to redirect waste from our Central Missouri landfill through one of our transfer stations to our Black Oak landfill. This waste was redirected temporarily while the expanded area of the Central Missouri landfill was being constructed. The construction of this expansion was completed in January 2005.

     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2004 increased $1.0 million, or 13%, to $8.8 million from $7.8 million for the year ended December 31, 2003. Depreciation as a percentage of revenue remained stable at approximately 12%. The increase was primarily associated with acquisitions during 2004 as well as the commencement of two new transfer station operations during the first quarter of 2004.

     General and administrative. Total general and administrative expense for the year ended December 31, 2004 increased $0.8 million, or 21%, to $4.7 million from $3.9 million for the year ended December 31, 2003. The increase is primarily attributable to increased costs including the incremental overhead required to comply with public company reporting responsibilities as well as additional overhead incurred in support of our acquisition program.

     Non-cash compensation charge. We recognized a compensation charge of $11.5 million for the year ended December 31, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.

     Interest expense, net. Interest expense, net decreased by $0.8 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003. The reduction relates to the lower average debt balance resulting from the repayment of a portion of our outstanding debt with the proceeds of the initial public offering.

     Write-off of deferred financing costs. The $0.6 million write-off of deferred financing costs is associated with the amendment of our credit facility in December 2004.

     Other income, net. Other income, net for the year ended December 31, 2004 reflects primarily the gains on the disposition of fixed assets and the gain associated with the sale of certain rural routes in Missouri.

     Income tax (provision) benefit. Income tax (provision) benefit in the year ended December 31, 2004 as a percentage of pre-tax income (loss) was 36.2% as compared to 39.7% for the year ended December 31, 2003. The decrease in the current year rate relates to the lower tax benefit applied to the stock-based compensation charge in the second quarter of 2004, as well as the impact of non-deductible expenses reducing our net loss for tax purposes and the recognition of certain state tax benefits on current year losses as we project future taxable income in these states due to the completion of acquisitions.

     Cumulative effect of change in accounting principle, net of tax. The cumulative effect of change in accounting principle, net of tax for the period ended December 31, 2003 is due to the adoption of SFAS No. 143, effective January 1, 2003, which resulted in a $2.3 million benefit, net of a $1.4 million tax expense.

     Net income (loss). We had net loss of $4.4 million for the year ended December 31, 2004 as compared to net income of $5.1 million for the year ended December 31, 2003. The decrease is primarily a result of the $11.5 million non-cash compensation charge discussed above, net of a $4.0 million tax benefit and the $2.3 million benefit in 2003 from the adoption of SFAS No. 143.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenue. Total revenue for the year ended December 31, 2003 increased $2.0 million, or 3.2%, to $64.2 million from $62.2 million for the year ended December 31, 2002. The increase in revenue was primarily due to the full year impact of the business we acquired in November 2002. We integrated this business into our Texas operation and experienced an increase of $2.3 million in revenue for 2003 compared to 2002. At our remaining locations, revenue stayed fairly constant compared to 2002 despite generally weak economic conditions. Additionally, our ability to execute our acquisition strategy was constrained by our lack of capital for acquisitions under our then-existing credit facility.

     Cost of services. Total cost of services for the year ended December 31, 2003 increased $3.4 million, or 8.9%, to $41.7 million from $38.3 million for the year ended December 31, 2002. The increase was partly attributable to the full year impact of the business we acquired in November 2002 which accounted for approximately $1.7 million in incremental costs (although, as described above, the acquired operations generated an incremental increase in revenue of $2.3 million). Additionally, significant increases in diesel fuel prices and third-party hauling costs had a $1.1 million impact.

     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2003 increased $1.6 million, or 25.8%, to $7.8 million from $6.2 million for the year ended December 31, 2002. The increase primarily resulted from increased landfill amortization costs due to the adoption of SFAS No. 143, effective January 1, 2003.

     General and administrative. Total general and administrative expense decreased $0.5 million, or 11.4%, to $3.9 million for the year ended December 31, 2003 from $4.4 million for the year ended December 31, 2002. The decrease was primarily due to a reduction in earned bonuses.

     Non-cash compensation charge. During the year ended December 31, 2003, we recorded a non-cash compensation charge of $1.2 million in connection with stock options outstanding as of December 31, 2003. Prior to our internal reorganization in 2004, Waste Corporation of America had options and warrants outstanding. Certain features of these options required us to record charges for the difference between the option’s exercise prices and the fair value of the underlying shares of common stock. During 2003, the charge amounted to $1.2 million.

     Interest expense, net. Interest expense, net for the year ended December 31, 2003 decreased $1.8 million, or 25.7%, to $5.2 million from $7.0 million for the year ended December 31, 2002. We experienced lower interest costs in 2003 due to the favorable impact on effective interest rates resulting from our credit facility amendments in August 2002 and August 2003, the reduction in notional amount outstanding under the terms of our interest swap agreement and the change in fair value of the interest rate swap agreement from period to period.

     Write-off of deferred financing costs and debt discount. A charge of $2.5 million for the write-off of deferred financing costs and debt discount was associated with an early debt extinguishment relating to the amendment of our credit facility existing in August 2002.

     Income tax (provision) benefit. Income tax (provision) benefit reflects an effective tax rate of 46.4% and 39.7% for the years ended December 31, 2002 and 2003, respectively. The effective tax rate deviates from the federal statutory rate of 35% primarily due to state income taxes and changes in the valuation allowance against deferred tax assets. Income tax (provision) benefit increased $0.1 million to $1.8 million at December 31, 2003 from $1.7 million at December 31, 2002. The increase was primarily due to increased pre-tax earnings offset by changes in the valuation allowance.

     Loss from discontinued operations, net of tax. In August 2003, we sold certain collection assets in Texas and we have presented the related operating activity as discontinued operations. These assets were sold because they did not meet our strategy of being vertically integrated in each of our operating markets. These assets generated a pre-tax operating loss of $0.3 million during 2003 on revenues of $5.8 million.

     Gain on disposal of discontinued operations, net of tax. In August 2003, we sold certain collection assets in Texas resulting in a gain on disposal of $0.2 million, net of tax. These assets were sold for $9.8 million in gross proceeds.

     Cumulative effect of change in accounting principle, net of tax. The cumulative effect of a change in accounting principle, net of tax for the period ended December 31, 2003 is due to the adoption of SFAS No. 143, effective January 1, 2003, which resulted in a $2.3 million benefit, net of a $1.4 million tax expense.

     Net income. Net income for the year ended December 31, 2003 increased $3.9 million to $5.1 million from $1.2 million for the year ended December 31, 2002. The increase was primarily attributable to the cumulative effect of a change in accounting principle and decreased interest expense partially offset by lower operating income for the year ended December 31, 2003.

Liquidity and Capital Resources

     Our business and industry is capital intensive requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy will also require significant capital. We plan to meet our future capital needs primarily through cash flow from operations and borrowing capacity under our credit facility. We plan to meet the capital requirements of our acquisition strategy from a variety of sources including borrowing capacity under our credit facility, seller notes, equity financings and debt financings.

     As of December 31, 2004, we had a working capital deficit of $1.5 million which had decreased $1.1 million from a working capital deficit of $2.6 million as of December 31, 2003. Our credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the swing-line feature of our credit facility to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the credit facility.

     Tax-Exempt Bonds

     During 2002, we completed an issuance of $25.0 million in tax-exempt Environmental Facilities Revenue Bonds. The bonds bear interest at a variable rate and continue to mature and renew weekly through September 2022. The average rate as of December 31, 2004 was 4.0% including 2% for the direct pay letter of credit fee. Proceeds were used to reimburse us for our investment in certain assets and to repay and amend our then-outstanding credit facility. As of December 31, 2004, we had approximately $22.5 million outstanding under the tax-exempt Environmental Facilities Revenue Bonds.

     Initial Public Offering

     In June 2004, we completed the initial public offering of our common stock. In connection with the offering, we issued and sold 6,587,947 shares of our common stock at $9.50 per share, generating aggregate offering proceeds of $62.6 million. The net cash proceeds to us from the sale of these shares was $55.0 million, after deducting underwriting discounts and commissions of $4.4 million and total estimated other offering costs and expenses of $3.2 million. We used the net proceeds from our initial public offering to: (i) repay $10.5 million under an outstanding term loan; (ii) repay $24.5 million of indebtedness outstanding under our revolving credit facility; and (iii) pay $20.0 million to satisfy a contingent contribution obligation to our former parent, Waste Corporation of America.

     Credit Facility

     In December 2004, our operating subsidiary, WCA Waste Systems, Inc., entered into a Fourth Amended and Restated Credit Agreement (the “credit facility”) with Wells Fargo Bank, National Association, as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto.

     The aggregate revolving credit commitments available under the credit facility total $160 million and include:

•	a subfacility for standby letters of credit in the aggregate principal amount of up to $30.0 million;

•	a swing line feature for up to $10.0 million for same day advances; and

•	a $22.5 million direct pay letter of credit.

     The direct pay letter of credit is used to secure the debt associated with our tax-exempt Environmental Facility Revenue Bonds. The remainder of the credit facility will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit that we must provide in the normal course of our business, and general corporate purposes. WCA Waste Systems has the right to increase the commitments under the credit facility by an additional $40 million, provided that one or more lenders that are party to the credit facility or one or more new lenders approved by WCA Waste Systems provides such increase and certain other conditions are satisfied.

     As of March 1, 2005, we had $52.1 million outstanding under the revolving line of credit and $26.2 million in letters of credit issued, leaving us with $81.7 million in availability. We intend to borrow approximately $38.5 million under the credit facility to consummate the North Carolina acquisition. See also “Executive Overview—Acquisition Strategy Overview” above.

     WCA Waste Systems must make mandatory prepayments of outstanding indebtedness under the credit facility in the amount of 100% of the net cash proceeds received from the issuance of debt or equity securities by WCA Waste or its subsidiaries.

     WCA Waste Systems’ obligations under the credit facility are guaranteed by certain of our material subsidiaries. Obligations under the credit facility are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the credit facility), nonpayment, breaches of representations, warranties and covenants (subject to cure in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

     Indebtedness under any base rate loans (as defined in the credit facility) bear interest at the higher of (i) the effective federal funds rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo, in San Francisco, California as its prime rate, plus the applicable margin for base rate loans (ranging from 0.75% to 2.00% depending on the leverage ratio). Indebtedness under any LIBOR loans (as defined in the credit facility) bear interest at a rate per year (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR (as defined in the credit facility) divided by (b) one minus the reserve requirement (as defined in the credit facility), plus the applicable margin for LIBOR loans (ranging from 1.75% to 3.00% depending on the leverage ratio). The commitment fee payable by WCA Waste Systems to the administrative agent on the daily average unused amount of the aggregate revolving credit commitment under the credit facility ranges from 0.25% to 0.50%, depending on WCA Waste Systems’ leverage ratio.

     Significant terms of the credit facility are detailed in the following table. Each of the capitalized terms included in the table below have the meanings assigned to them in the credit facility.

Security:	Capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries.

Maturity:	December 21, 2009, unless the commitments are terminated or prepaid in full at an earlier date.

Financial Covenants:	Maximum Leverage Ratio. 4.75x (Funded Debt/Pro Forma Adjusted EBITDA) until December 31, 2006 and 4.50x thereafter.

Maximum Senior Funded Debt Leverage Ratio. 4.25x until December 31, 2005 with scheduled reductions thereafter until it reaches 3.25x after September 30, 2008 (Senior Funded Debt/Pro Forma Adjusted EBITDA).

Minimum EBIT Debt Service Coverage Ratio. 1.25x through March 31, 2006 with scheduled increases thereafter until it reaches 1.75x for periods after September 30, 2007 (Adjusted EBIT/Aggregate of cash interest payments, current portion of capitalized lease payments and current portion scheduled principal payments of Debt other than the credit facility).

Minimum Net Worth. 85% of Net Worth at June 30, 2004, plus 50% of positive net income, plus 100% of the increase to Net Worth from equity offerings after associated costs of the offerings.

Other Covenants:	Additional Indebtedness. Limited to $10 million per year for purchase money financing and capital leases. Borrower may issue subordinated debt so long as the terms and conditions are satisfactory to Administrative Agent and Lenders and Borrower demonstrates pro forma compliance.

     There is no limit for acquisition or expansion capital expenditures provided that the leverage ratio remains below 3.00 to 1.00 and $10 million is available under the credit facility after the applicable expenditure. However, if the leverage ratio exceeds 3.00 to 1.00, (a) the amount of acquisition expenditures shall be limited to $15 million per acquisition unless expenditures above that amount are approved by a majority of the lenders and (b) the amount of expansion capital expenditures shall be limited to $20 million per year.

     The covenants in the credit facility limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume or permit to exist certain liens; (ii) make certain investments, loans and advances; (iii) enter into any sale-leaseback transactions; (iv) materially change the nature of our business; (v) create, incur, assume or permit to exist certain leases; (vi) merge into or with or consolidate with any other person; (vii) sell, lease or otherwise dispose of all or substantially all of our property or assets; (viii) discount or sell any of our notes receivable or accounts receivable; (ix) transact business with affiliates unless in the ordinary course of business and on an arm’s length basis; (x) make certain negative pledges; and (xi) amend, supplement or otherwise modify the terms of any subordinated debt or prepay, redeem or repurchase any subordinated debt. We were in compliance with all of the financial covenants under the credit facility as of December 31, 2004.

     The credit facility also contains a prohibition against the payment of cash dividends or other payments or advances by WCA Waste Systems to WCA (or any intermediary) under all circumstances. Our only source of cash to pay dividends to our stockholders is distributions or other payments or advances from our subsidiaries and, therefore, our ability to declare or pay future cash dividends on our common stock would be subject to, among other factors, a relaxation of this prohibition. If we are unable to incur additional indebtedness under our credit facility, our acquisition strategy will be negatively impacted.

     Other Financing Sources

     Other sources of financing that we have used in connection with our acquisition program include issuing debt or equity to the sellers. As of December 31, 2004, we had $3.4 million of seller notes outstanding of which $3.0 million is convertible into shares of our common stock. During the year ended December 31, 2004, in connection with an acquisition we issued 263,158 shares of restricted common stock. Subsequent to year-end in connection with the acquisition of Gecko Investments, LLC, we issued $1.5 million in 8% convertible debt and 510,515 shares of restricted common stock. Contemporaneously with the acquisition, certain sellers in the Gecko transaction and related entities purchased $2.5 million in 8% convertible debt.

     Contractual Obligations

     As of December 31, 2004, we had the following contractual obligations (in thousands). The contractual obligations do not include interest payments on long-term debt due to the variable interest rates under our credit facility and Environmental Facilities Revenue Bonds and the varying amounts outstanding under our credit facility during the year. The contractual interest rate for our credit facility is the LIBOR base rate plus a stipulated margin, which also fluctuates based on our leverage ratio. For the year ended December 31, 2004, our cash paid for interest expense was $3.8 million. Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2004.

	Payments Due By Period
		Less			More
		Than 1			Than 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt principal amount outstanding (1)	$73,330	$1,429	$3,154	$52,447	$16,300
Closure and post-closure costs (2)	66,244	443	—	—	65,801
Operating lease	2,182	555	752	455	420
Note payable	2,091	2,091	—	—	—

Total	$143,847	$4,518	$3,906	$52,902	$82,521

(1)	Long-term debt includes the direct pay letter of credit which backs the tax-exempt Environmental Facilities Revenue Bonds that are already reflected in long-term debt. Related interest obligations have been excluded from this maturity schedule.

(2)	The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2004, without the impact of discounting and inflation. We believe the amount and timing of these activities are reasonably estimable. The cost in current dollars is inflated (2.5% at December 31, 2004) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2004). Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

     Other Commitments

     As of December 31, 2004, we had the following other commitments (in thousands).

	Commitment Expiration By Period
		Less			More
		Than 1			Than 5
Other Commitments	Total	Year	1-3 Years	4-5 Years	Years
Financial surety bonds(1)	$20,672	$20,672	$—	$—	$—
Standby letters of credit(2)	6,016	6,016	—	—	—

Total	$26,688	$26,688	$—	$—	$—

(1)	We use financial surety bonds for landfill closure and post-closure financial assurance required under certain environmental regulations and may use other mechanisms including insurance, letters of credit and restricted cash deposits. We have experienced less availability of surety bonds for landfill closure and post-closure requirements and increased costs including the direct fees associated with the bonds, increased levels of standby letters of credit or personal guarantees provided to the surety bond underwriters. Our commitments for financial surety bonds are not recorded in our financial statements. Our surety bonds relate to closure and post-closure obligations relating to our landfills and would not create debt unless and until we closed such landfills and were unable to satisfy closure and post-closure obligations. As of December 31, 2004, our chief executive officer, our president and an affiliate of our largest stockholder provided personal guarantees to the surety bond underwriters. We are paying each individual $10,000 for each month that their personal guarantees are required.

(2)	We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above. As of December 31, 2004, $2.0 million had been provided to the surety bond underwriters. We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for outstanding claims. On December 1, 2001, we converted to a $250,000 deductible insurance policy for general liability, workers’ compensation and automobile liability and the underwriter requires standby letters of credit for incurred, outstanding and potential claims. As of December 31, 2004, we had provided $4.0 million in standby letters of credit. In February 2005, a total of $2.3 million was returned, leaving $1.7 million outstanding. Our commitments for standby letters of credit are not recorded in our financial statements. The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income. However, we currently satisfy such claims from our cash flows from operations.

     If our current surety bond underwriters are unwilling to renew existing bonds upon expiration, or are unwilling to issue additional bonds as needed, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as restricted cash deposits or a letter of credit. While such alternate assurance has been available, it may result in additional expense or capital outlays.

     Our workers’ compensation, general liability and automobile liability policies have a $250,000 deductible. We began this deductible policy on December 1, 2001 and have limited actual history in this type of policy. We accrue claims based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors. As of December 31, 2004, we had accrued $1.3 million for these claims. If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

     Cash Flows

     The following is a summary of our cash balances and cash flows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Years Ended December 31,
	2004	2003	2002
Cash and cash equivalents at the end of the period	$272	$105	$—
Cash provided by operating activities	$13,471	$14,298	$12,123
Cash used in investing activities	$(45,963)	$(3,640)	$(12,005)
Cash provided by (used in) financing activities	$32,659	$(10,553)	$(1,844)

     The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. The changes in working capital components were impacted by the expansion of our business in the periods presented as well as the cash portion of our stock compensation charge in 2004.

     Cash used in investing activities consist primarily of cash used for the acquisition of businesses and for capital expenditures with respect to our operations. Cash used to acquire businesses was $31.3 million, $6.4 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash used for capital expenditures was $14.6 million, $7.3 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our 2004 capital expenditures included $5.6 million used to open transfer stations in Rolla, Missouri and Searcy, Arkansas, as well as expand roll-off routes around certain of our C&D landfills. During

2003, we received $9.8 million in proceeds from the sale of discontinued operations. We expect capital expenditures related to our existing operations for 2005 to be approximately 12% of our revenue. These expenditures include the cost of vehicles, heavy equipment, containers, landfill cell development and certain systems and program improvements. Furthermore, in connection with the execution of our acquisition strategy, we expect to make substantial capital expenditures. Because of their nature, we cannot accurately predict the amount and timing of these acquisition expenditures. We believe that we will have the necessary financial sources available to fund our capital expenditures and our acquisition program. These sources include the use of borrowings under our existing credit facility, seller notes, and the issuance of new debt or equity.

     Cash provided by (used in) financing activities during the years ended December 31, 2004, 2003 and 2002 include proceeds from the sale of equity, borrowings under our credit facilities, repayments of debt in all periods, distributions to Waste Corporation of America, when it was our parent, and financing costs associated with amendments to our credit facilities in all periods.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Landfill Accounting

     Capitalized Landfill Costs

     As of December 31, 2004, we owned and operated five MSW landfills and seven C&D landfills. In addition, we own one MSW landfill and one C&D landfill which are fully permitted but were not yet constructed as of December 31, 2004.

     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of December 31, 2004, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and third-party engineers.

     Total available airspace includes the total of estimated permitted airspace plus an estimate of probable expansion airspace that we believe is likely to be permitted. Where we believe permit expansions are probable, the expansion airspace, and the projected costs related to developing the expansion airspace are included in the airspace amortization rate calculation. The criteria we use to determine if permit expansion is probable include but, are not limited to, whether:

•	we believe that the project has fatal flaws;

•	the land is owned or controlled by us, or under option agreement;

•	we have committed to the expansion;

•	financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact;

•	personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill;

•	we believe the permit is likely to be received; and

•	we believe that the timeframe to complete the permitting is reasonable.

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of December 31, 2004, we have included 40 million cubic yards of expansion airspace with estimated development costs of approximately $34.7 million in our calculation of the rates used for the amortization of landfill costs.

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

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which provides standards for accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Generally, the requirements for recording closure and post-closure obligations under SFAS No. 143 are as follows:

•	Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars. Cost estimates equate the costs of third parties performing the work. Any portion of the estimates which are based on activities being performed internally are increased to reflect a profit margin a third party would receive to perform the same activity. This profit margin will be taken to income once the work is performed internally.

•	The total obligation is carried at the net present value of future cash flows, which is calculated by inflating the obligation based upon the expected date of the expenditure using an inflation rate and discounting the inflated total to its present value using a discount rate. The discount rate represents our credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded as an increase in this liability as airspace is consumed.

•	Accretion expense is calculated based on the discount rate and is charged to cost of services and increases the related closure and post-closure obligation. This expense will generally be less during the early portion of a landfill’s operating life and increase thereafter.

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2004, 2003 and 2002. We have also included pro forma amounts that reflect what the rates would have been had SFAS No. 143 been in effect for the year ended December 31, 2002.

				Pro-forma
				SFAS No. 143
	2004	2003	2002	2002
Number of landfills owned	14	13	12	12
Landfill depletion and amortization expense (in thousands)	$4,290.2	$4,065.9	$2,800.5	$3,787.5
Accretion expense (in thousands)	256.7	207.1	107.4	167.3
Closure and post-closure expense (in thousands)	—	—	145.4	—

	4,546.9	4,273.0	3,053.3	3,954.8
Airspace consumed (in thousands of cubic yards)	2,623.2	2,300.8	2,184.1	2,184.1

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.73	$1.86	$1.40	$1.81

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

     Goodwill

     We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) as of January 1, 2002. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. We estimated the fair value of each reporting unit by multiplying the reporting unit’s EBITDA by an average industry EBITDA multiple. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. This step was not required for any of our reporting units and accordingly no impairment of goodwill was indicated in connection with the adoption of SFAS No. 142 or from the annual impairment test during 2004, 2003 or 2002.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period not greater than 40 years and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. As of December 31, 2004, our goodwill balance was $47.5 million.

     Impairment of Long-Lived Assets

     We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) on January 1, 2002. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS No. 144 did not affect our financial statements.

     Allocation of Acquisition Purchase Price

     A summary of our accounting policies for acquisitions is as follows:

•	Acquisition purchase price is allocated to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

•	We deem the total remaining airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, the purchase price is initially allocated to identified intangible and tangible assets acquired, including landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition.

•	We often consummate single acquisitions that include a combination of collection operations and landfills. For each separately identified collection operation and landfill acquired in a single acquisition, we perform an initial allocation of total purchase price to the identified collection operations and landfills based on their relative fair values. Following this initial allocation of total purchase price to the identified collection operations and landfills, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each collection operation and landfill based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

•	We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed probable. Contingent purchase price related to landfills is allocated to landfill site costs and contingent purchase price for acquisitions other than landfills is allocated to goodwill.

Recently Adopted Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which revises Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. In general, SFAS No. 123(R) does not change the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based awards to employees to be recognized as compensation expense based on the fair value of the award at the date of grant. As such, the intrinsic value method permitted by SFAS No. 123 is no longer an alternative.

     SFAS No. 123(R) must be adopted in the first interim or annual reporting period beginning after June 15, 2005, although early adoption in periods in which financial statements or interim reports have not been issued is encouraged. SFAS No. 123(R) allows companies to adopt its provisions using one of the following two transition methods:

(i)	The modified prospective method, which requires recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date.

(ii)	The modified retrospective method, which includes the requirements of the modified prospective method, but also permits companies to restate prior periods on a basis consistent with the pro forma disclosures required by SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

     We plan to adopt SFAS No. 123(R) using the modified prospective method. The adoption of this new accounting pronouncement will have no effect on cash and is not expected to materially impact our overall financial position. However, our results of operations have not included recognition of compensation expense for employee stock options because we currently account for share-based awards to employees using APB No. 25’s intrinsic value method. The adoption of SFAS No. 123(R) may have a significant impact on our operating income depending on levels of share-based awards granted in the future though such impact cannot be predicted at this time.

Cautionary Statement About Forward-Looking Statements

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may”, “will”, “should”, “outlook”, “project”, “forecast”, “intend”, “seek”, “plan”, “believe”, “anticipate”, “expect”, “estimate”, “potential”, “continue”, or “opportunity”, the negatives of these words, or similar words or expressions. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. This is true of our description of our acquisition strategy for example. It is also true of our “run rate” definitions which are estimates based upon a mixture of historical and projected results.

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

     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations, or our financial condition, to differ from any forward-looking statements. These include, but are not limited to, the following:

•	we may not be able to obtain or maintain the permits necessary for operation and expansion of our existing landfills or landfills that we might acquire or develop;

•	our costs may increase for, or we may be unable to provide, necessary financial assurances to governmental agencies under applicable environmental regulations relating to our landfills;

•	governmental regulations may require increased capital expenditures or otherwise affect our business;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and we may not always have access to the additional capital that we require to execute our growth strategy;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance, regulatory developments and insurance costs;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	increases in the costs of disposal, labor and fuel could reduce operating margins;

•	increases in costs of insurance or failure to maintain full coverage could reduce operating income;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs, and may impose significant unforeseen liabilities;

•	we compete with large companies and municipalities with greater financial and operational resources, and we also compete with alternatives to landfill disposal;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	changes in interest rates may affect our results of operations;

•	a downturn in U.S. economic conditions or the economic conditions in our markets may have an adverse impact on our business and results of operations;

•	failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price; and

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.

     We describe these and other risks in greater detail in the section entitled “Business—Risk Factors” included elsewhere in this report. We refer you to that section for additional information.

     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     In the normal course of business, we are exposed to market risk including changes in interest rates. We have used interest rate swap agreements in the past to manage a portion of our risks related to interest rates. In October 2003, we entered into a six-month interest rate swap agreement with a notional amount of $19.0 million. The interest rate swap agreement expired on April 30, 2004. We did not enter into the interest rate swap agreement for trading purposes. As of December 31, 2004, we were not a party to any interest rate swap agreements, although we may use them in the future to manage a portion of our risks related to interest rates.

     As of December 31, 2004, we were exposed to cash flow risk due to changes in interest rates with respect to $69.4 million in outstanding floating rate based loans under our credit facility. We are primarily affected by changes in LIBOR rates. Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.” If interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.7 million in annual interest charges. The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2004 (dollars in thousands).

	Expected Maturity Dates
	2005	2006	2007	2008	2009	Thereafter	Total (a)
Debt:
Revolving Credit Loans	$—	$—	$—	$—	$46,900	$—	$46,900
Average interest rate (b)
Environmental Facilities
Revenue Bonds	$1,200	$1,300	$1,200	$1,300	$1,200	$16,300	$22,500
Average interest rate (c)
Other borrowings	$229	$556	$98	$47	$3,000	$—	$3,930
Average interest rate	8.1%	6.1%	6.0%	6.0%	5.0%	—	5.4%
Note payable	$2,091	$—	$—	$—	$—	$—	$2,091
Average interest rate	3.7%	—	—	—	—	—	3.7%

(a)	The total amounts of our market-risk sensitive financial instruments are equal to the fair value of such instruments.

(b)	Borrowings under the Revolving Credit Loans bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate. The applicable margin to base rate loans ranges from 0.75% to 2.00%, and the applicable margin to LIBOR loans ranges from 1.75% to 3.00%, depending in each case, on the leverage ratio, which is generally defined as the ratio of funded debt to EBITDA, as of the most recent determination date, which is generally at the end of each quarter. As of December 31, 2004, the weighted average interest rate in effect for the Revolving Credit Loans was 4.74%.

(c)	Borrowings under the Environmental Facilities Revenue Bonds bear interest at a weekly floating rate based on LIBOR. In addition, we pay a 2.0% margin to our bank group for the direct pay letter of credit that backs the outstanding bonds. As of December 31, 2004, including the impact of the margin paid to the bank group, the weighted average interest rate in effect for the Environmental Facilities Revenue Bonds was 4.04%.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
WCA Waste Corporation (formerly WCA Waste Systems, Inc.):

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) (the Company) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”.

/s/ KPMG LLP

Houston, Texas
February 25, 2005

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$272	105
Accounts receivable, net of allowance for doubtful accounts of $575 and $177	9,039	5,170
Prepaid expenses and other	4,808	5,246

Total current assets	14,119	10,521

Property and equipment, net	90,521	70,726
Goodwill, net	47,510	29,843
Intangible assets, net	3,019	21
Deferred financing costs, net	2,823	1,860
Deferred tax assets	2,557	—
Other assets	3,218	3,714

Total assets	$163,767	116,685

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,081	3,635
Accrued liabilities	5,556	4,588
Accrued closure and post-closure liabilities	443	—
Note payable	2,091	903
Current maturities of long-term debt	1,429	4,004

Total current liabilities	15,600	13,130

Long-term debt, less current maturities and discount	71,814	78,696
Accrued closure and post-closure liabilities	1,780	3,005
Deferred tax liabilities	—	3,287

Total liabilities	89,194	98,118

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 14,853 shares and 8,000 shares	149	80
Additional paid-in capital	72,849	12,548
Retained earnings	1,575	5,939

Total stockholders’ equity	74,573	18,567

Total liabilities and stockholders’ equity	$163,767	116,685

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue	$73,461	64,226	62,162
Expenses:
Cost of services	50,387	41,666	38,336
Depreciation and amortization	8,828	7,812	6,229
General and administrative:
Stock-based compensation	11,532	1,220	—
Other general and administrative	4,751	3,922	4,432

	75,498	54,620	48,997

Operating income (loss)	(2,037)	9,606	13,165

Other income (expense):
Interest expense, net	(4,453)	(5,220)	(6,979)
Write-off of deferred financing costs and debt discount	(618)	—	(2,487)
Other income, net	268	28	20

	(4,803)	(5,192)	(9,446)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(6,840)	4,414	3,719
Income tax (provision) benefit	2,476	(1,753)	(1,727)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,364)	2,661	1,992
Loss from discontinued operations, net of tax	—	(156)	(816)
Gain on disposal of discontinued operations, net of tax	—	249	—

Income (loss) before cumulative effect of change in accounting principle	(4,364)	2,754	1,176
Cumulative effect of change in accounting principle, net of tax	—	2,324	—

Net income (loss)	$(4,364)	5,078	1,176

Earnings per share — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.38)	0.33	0.25
Loss from discontinued operations, net of tax	—	(0.02)	(0.10)
Gain on disposal of discontinued operations, net of tax	—	0.03	—

Income (loss) before cumulative effect of change in accounting principle, net of tax	(0.38)	0.34	0.15
Cumulative effect of change in accounting principle, net of tax	—	0.29	—

Net income (loss)	$(0.38)	0.63	0.15

Weighted average shares outstanding — basic and diluted	11,599	8,000	8,000

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional	Retained	Total
	Common stock		paid-in	earnings	stockholders’
	Shares	Par	capital	(deficit)	equity
Balance, December 31, 2001	8,000	$80	19,494	(315)	19,259
Distribution to Old WCA	—	—	(2,701)	—	(2,701)
Net income	—	—	—	1,176	1,176

Balance, December 31, 2002	8,000	80	16,793	861	17,734
Contribution from Old WCA	—	—	1,309	—	1,309
Distribution to Old WCA	—	—	(6,774)	—	(6,774)
Non-cash compensation charge	—	—	1,220	—	1,220
Net income	—	—	—	5,078	5,078

Balance, December 31, 2003	8,000	80	12,548	5,939	18,567
Settlement of WCA options through issuance of WCA common stock	—	—	6,849	—	6,849
Distribution to Old WCA, net of tax allocation	—	—	(3,076)	—	(3,076)
Proceeds from initial public offering	6,590	66	54,944	—	55,010
Issuance of shares in acquisition	263	3	1,584	—	1,587
Net loss	—	—	—	(4,364)	(4,364)

Balance, December 31, 2004	14,853	$149	72,849	1,575	74,573

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,364)	5,078	1,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,828	7,812	6,229
Non-cash compensation charge	6,849	1,220	—
Amortization of deferred financing costs and debt discount	666	934	1,183
Write-off of deferred financing costs and debt discount	618	—	2,487
Deferred tax provision (benefit)	(2,477)	1,752	1,713
Provision and accretion expense for closure and post-closure obligations	257	207	253
Gain on sale of assets	(268)	(28)	(14)
Interest rate swap	(14)	(1,527)	(971)
Prepaid disposal usage	377	302	97
Cumulative effect of change in accounting principle	—	(3,749)	—
Cost of terminated acquisitions	7	32	9
Non-cash expenses relating to discontinued operations	—	1,430	2,725
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,317)	(372)	(410)
Prepaid expenses and other	4,137	1,759	(1,251)
Accounts payable and other liabilities	2,172	(552)	(1,103)

Net cash provided by operating activities	13,471	14,298	12,123

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(31,330)	(6,438)	(3,316)
Proceeds from sale of discontinued operations	—	9,759	—
Proceeds from sale of fixed assets	283	344	149
Cost incurred on possible acquisitions	(327)	(32)	(12)
Capital expenditures	(14,589)	(7,273)	(8,826)

Net cash used in investing activities	(45,963)	(3,640)	(12,005)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	46,900	6,500	25,000
Proceeds from issuance of common stock	55,010	—	—
Principal payments of note payable	(903)	(2,744)	(1,064)
Principal payments on long-term debt	(12,785)	(6,507)	(47,664)
Repayment of Waste Management, Inc. note	(13,343)	—	—
Net change in revolving line of credit	(33,263)	(848)	26,360
Distributions and transfers to Old WCA, net	(6,667)	(6,557)	(3,127)
(Increase) decrease in restricted cash	—	677	(675)
Bank overdraft	—	—	742
Deferred financing costs	(2,290)	(1,074)	(1,416)

Net cash provided by (used in) financing activities	32,659	(10,553)	(1,844)

Net change in cash and cash equivalents	167	105	(1,726)
Cash and cash equivalents at beginning of period	105	—	1,726

Cash and cash equivalents at end of period	$272	105	—

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Consolidated Statements of Cash Flows — Continued

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Supplemental cash flow information:
Cash paid during the year for:
Interest	$3,772	4,730	5,662
Taxes	—	—	—
Non-cash investing and financing activities:
Property and equipment financed by direct debt	—	448	1,060
Issuance of premiums financed by direct debt	2,091	1,002	2,703
Property and equipment distributed to Old WCA	—	249	—
Acquisitions of operations:
Accounts receivable	552	—	—
Prepaid expenses and other	11	—	—
Property and equipment, net	15,068	7,714	857
Goodwill	17,667	(119)	2,794
Intangible assets	3,060	—	10
Debt and liabilities issued or assumed	441	(152)	345
Old WCA contribution	—	1,309	—
Long-term debt	3,000	—	—
Common stock	3	—	—
Additional paid-in capital	1,584	—	—
Disposal of discontinued operations:
Accounts receivable	—	(1,261)	—
Other current assets	—	(141)	—
Property and equipment, net	—	(3,903)	—
Goodwill, net	—	(5,055)	—
Debt and other liabilities	—	(995)	—

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting

(a) Business

WCA Waste Corporation and subsidiaries (WCA or the Company) was formed for the purpose of acquiring certain solid waste operations in the Central and Southern United States of America effective October 1, 2000. WCA provides integrated non-hazardous solid waste collection, transfer, and disposal services to customers in Alabama, Arkansas, Kansas, Missouri, South Carolina, Texas, and Tennessee. See note 1(b) “Internal Reorganization and Basis of Presentation” for additional discussion on the formation of WCA.

(b) Internal Reorganization and Basis of Presentation

WCA Waste Corporation (Newco) was formed in February 2004 as a subsidiary of Waste Corporation of America, Inc. (Old WCA). In June 2004, Old WCA completed an internal reorganization between Old WCA, Newco and WCA Waste Systems, Inc. (WSI), which was a wholly-owned subsidiary of Old WCA. Through the internal reorganization, the ownership of WSI was transferred to Newco and Old WCA and certain other operating subsidiaries of Old WCA were spun off from the operations of Newco and WSI. This resulted in Old WCA and Newco being separate entities, each owned by the former shareholders of Old WCA, and WSI being a wholly-owned subsidiary of Newco.

In connection with the reorganization and subsequent stock split, Newco issued 6,670,260 shares of common stock to the shareholders of Old WCA. In addition, certain previously outstanding options and warrants of Old WCA were exchanged for 1,330,056 shares (after giving effect to a merger and reverse stock split) of Newco, resulting in a charge of $11.5 million from this issuance. Following these transactions, there were 8,000,316 shares of Newco common stock outstanding. Following this reorganization, WCA Waste Corporation filed a registration statement with the Securities and Exchange Commission to effect an initial public offering of the common shares of WCA Waste Corporation and completed the offering of 6,587,947 shares of common stock on June 28, 2004.

The formation of Newco and the transfer of the operations of WSI to Newco represent a combination of entities under common control. Accordingly, the accompanying consolidated financial statements reflect the operations of WSI as if such reorganization had occurred as of the beginning of all periods presented.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions. Prior to the reorganization, the Company was a wholly-owned subsidiary of Old WCA, and the accompanying consolidated financial statements have been prepared on a carve-out basis to represent the net assets and related historical results of the Company as-if it were a stand-alone entity. For periods prior to the reorganization, general, administrative and overhead expenses have been allocated between the Company and Old WCA to reflect each entity’s portion of these expenses. During 2003, Old WCA transferred the operations of certain wholly-owned subsidiaries to the Company for net consideration of $4.6 million. This transaction has been accounted for as a combination of entities under common control. Accordingly, the assets and liabilities of the transferred subsidiaries have been recorded at their carrying amounts in the accounts of Old WCA. These financial statements have been presented as if the transferred subsidiaries had been owned by the Company for all periods presented and the net consideration has been included in distributions to Old WCA during the actual periods of transfer.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(c) Principles of Consolidation

The consolidated financial statements include the accounts of WCA Waste Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(e) Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance, and repairs are charged to expense as incurred.

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations as increases or offsets to operating expense for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows (in years):

Vehicles and equipment	3 to 10
Containers	5 to 12
Buildings and improvements	15 to 25
Computers and software	3 to 5
Furniture and fixtures	3 to 10

(f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2004, the Company owned and operated five municipal solid waste (MSW) landfills and seven construction and demolition debris (C&D) landfills. In addition, the Company owned one MSW landfill and one C&D landfill which are fully permitted but not constructed at December 31, 2004.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At December 31, 2004, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, management and financial personnel.

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

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

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

Closure and Post-Closure Obligations

The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for MSW facilities and up to five years for a C&D facilities after final site closure.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which provides standards for accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 results in a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of services, but rather by an increase to capitalized landfill costs and amortized to depreciation and amortization as landfill airspace is consumed. Generally the requirements for recording closure and post-closure obligations under SFAS No. 143 are as follows:

•	Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars. Cost estimates equate the costs of third parties performing the work. Any portion of the estimates which are based on activities being performed internally are increased to reflect a profit margin a third party would receive to perform the same activity. This profit margin will be taken to income should the work ultimately be performed internally.

•	The total obligation is carried at the net present value of future cash expenditures, which is calculated by inflating the obligation based upon the expected date of the expenditure using an inflation rate and discounting the inflated total to its present value using a discount rate. The discount rate represents the Company’s credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as airspace is consumed.

•	Accretion expense is calculated by multiplying the discounted closure and post-closure obligation at the beginning of the year by the credit-adjusted risk-free rate (discount rate). Accretion expense is a non-cash charge to cost of services and increases the related closure and post-closure obligation. This expense will generally be less during the early portion of a landfill’s operating life and increase thereafter.

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

Adopting SFAS No. 143 required a cumulative adjustment to reflect the change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

is the date the landfill was acquired or the date operation commenced for landfills opened by the Company. Upon adopting SFAS No. 143 on January 1, 2003, the Company recorded a cumulative effect of the change in accounting principle of $3,749 ($2,324, net of tax), a decrease in its closure and post-closure liability of $3,832 and a decrease in net landfill assets of $83. The adoption of the standard had no impact on our cash requirements.

The following table summarizes the balance sheet impact of our initial adoption of SFAS No. 143 as of January 1, 2002 computed on a pro forma basis as if the provisions of SFAS No. 143 had been applied during all periods affected (in thousands):

				Pro Forma
	December 31,		January 1,	January 1,
	2002	Change	2003	2002(a)
Landfill assets, net	$42,746	(83)	42,663	41,744
Closure and post-closure liabilities	$6,269	(3,832)	2,437	1,968

(a)	The pro forma computations have been performed based on assumptions and interest rates at January 1, 2003, the date of adoption of SFAS No. 143.

If SFAS No. 143 had been effective for 2002, the impact on income from continuing operations before cumulative effect of change in accounting principle and earnings per share would have been as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002
Reported net income (loss)	$(4,364)	5,078	1,176
Adoption of SFAS No. 143, net of tax	—	(2,324)	(595)

Pro forma net income (loss)	$(4,364)	2,754	581

Reported net income (loss) per share — basic and diluted	$(0.38)	0.63	0.15
Adoption of SFAS No. 143, net of tax	—	(0.29)	(0.08)

Pro forma net income (loss) per share — basic and diluted	$(0.38)	0.34	0.07

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

		Closure and
	Landfill	Post-closure
	Assets, net	Liabilities
December 31, 2001	$41,142	6,102
Expense	(2,922)	145
Spending	4,526	(85)
Interest accretion	—	107

December 31, 2002	$42,746	6,269
Adoption of SFAS No. 143	(83)	(3,832)
Capital expenditures	3,800	—
Amortization expense	(4,071)	—
Obligations incurred and capitalized	361	361
Interest accretion	—	207
Acquisitions divestitures and other adjustments	7,918	—

December 31, 2003	$50,671	3,005
Capital expenditures	4,991	—
Acquisition of landfill	5,975	45
Amortization expense	(4,290)	—
Obligations incurred and capitalized	328	328
Revisions to estimates of closure and post-closure activities	(1,412)	(1,412)
Interest accretion	—	257

December 31, 2004	$56,263	2,223

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	December 31,
	2004	2003	2002
Recorded amounts:
Current portion	$443	—	—
Noncurrent portion	1,780	3,005	6,269

Total recorded	$2,223	3,005	6,269

The Company’s total anticipated cost for closure and post-closure activities is $66.2 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands). The recorded liabilities as of December 31, 2004 include the impact of inflating these costs and discounting these costs to present value:

2005	2006	2007	2008	2009	Thereafter
$443	$—	$—	$—	$—	$65,801

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% at December 31, 2004, 2.5% at December 31, 2003 and 3% at December 31, 2002) until expected time of payment and then discounted to present value (8.5% at December 31, 2004, 8.5% at December 31, 2003 and 7% at December 31, 2002). Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

amount recorded would have been $9.9 million, $9.9 million and $7.2 million at December 31, 2004, 2003 and 2002, respectively.

The table below compares the Company’s historical practices and current practices of accounting for landfill closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:
Closure	Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.	No change.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.
Discount Rate:	Obligations discounted at a rate of 7.0%.	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2004 and 2003).

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 3.0%.	Inflation rate of 2.5% for 2004 and 2003, adjusted annually.

Recognition of Assets and Liabilities:

Asset Retirement Cost	Not applicable.	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.

Closure and Post-Closure	Accrued over the life of the landfill. Costs are charged to cost of services and accrued closure and post-closure liability as airspace is consumed using the units-of-production method. Liability discounted and interest is accreted to reflect the passage of time.	The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed. Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable

Landfill asset	Not applicable for landfill closure and	Landfill asset is amortized to

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

Description	Historical Practice	Current Practice (Effective January 1, 2003)
amortization	post-closure obligations.	depreciation and amortization expense
as airspace is consumed over life of
landfill.

Accretion	Expense accreted at a rate of 7.0% and	Expense, charged to cost of services,
	included as a component of interest	is accreted at credit-adjusted,
	expense.	risk-free rate (8.5% for 2004 and
2003).

(g) Allocation of Acquisition Purchase Price

A summary of the Company’s accounting for acquisitions is as follows:

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

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

(h) Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142) as of January 1, 2002 Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

The Company’s intangible assets consist primarily of customer contracts, customer lists, and covenants not-to-compete. Intangible assets are recorded at cost and are amortized on a straight-line basis. Customer contracts and customer lists are generally amortized over 18 to 20 years. Covenants not-to-compete are amortized over the term of the noncompete covenant, which is generally five years.

(i) Impairment of Long-Lived Assets

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. In accordance with SFAS No. 144 adopted by the Company on January 1, 2002, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(j) Costs Incurred on Possible Acquisitions

Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process, and nonrefundable down payments. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense. During 2004, 2003 and 2002, the Company expensed $7, $32, and $9, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations. At December 31, 2004 and 2003, $320 and $0 of such capitalized costs are reflected in other assets on WCA’s consolidated balance sheets.

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method. During 2004, 2003 and 2002, the Company expensed $632, $873, and $943, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations. In addition, the Company wrote off $618 of deferred financing costs related to the amendment of the Company’s credit facility in December 2004. The Company expensed $2,008 of unamortized deferred financing costs and $479 of debt discount due to the early repayment of the term loan of the credit facility in 2002.

(l) Interest Expense

Interest expense includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, accretion of interest related to the discounted closure and post-closure liabilities for 2002, and change in fair value of the Company’s interest rate swap. For the years ended December 31, 2004, 2003 and 2002, interest expense consists of the following (in thousands):

	2004	2003	2002
Note payable and long-term debt	$3,801	5,818	6,677
Amortization of deferred financing costs	632	873	943
Amortization of debt discount	35	61	240
Discounted closure and post-closure liabilities (prior to adoption of SFAS No. 143)	—	—	107
Interest rate swap	(14)	(1,527)	(971)

	4,454	5,225	6,996
Less interest income	1	5	17

Interest expense, net	$4,453	5,220	6,979

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(m) Income Taxes

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

The Company was included in the consolidated federal income tax return of Old WCA for 2003 and 2002. Income taxes have been calculated on a separate company basis consistent with the requirements of SFAS No. 109, Accounting for Income Taxes. All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Current income taxes payable are included with accrued liabilities on the Company’s balance sheets. See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.

(n) Insurance

The Company has retained a portion of the risks related to its general liability, automobile and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on estimates of ultimate losses on claims and actuarially-determined development factors.

(o) Revenue Recognition

The Company recognizes revenue upon the receipt and acceptance of non-hazardous industrial and municipal waste at its landfills. Revenue for collection services is recognized as the services are performed. Revenue for container rental is recognized over the rental period.

(p) Derivative Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company was previously required through the terms of its credit agreements to control market risk related to interest rates through the use of interest rate swap agreements. In October 17, 2000, the Company entered into a three-year interest rate swap agreement, expiring in October 2003, with an initial notional amount of $50 million. Under the agreement, the Company received a floating rate and paid a fixed interest rate. The interest rate swap did not qualify for hedge accounting under SFAS No. 133 and was therefore marked to market annually. Changes in the fair value of the interest rate swap from period to period were recorded as a component of interest expense. For the years ended December 31, 2003 and 2002, the Company recorded $1,541, and $971 of additional interest income, respectively, related to the change in fair value of this interest rate swap.

Effective October 31, 2003, the Company entered into a six-month interest rate swap agreement with a notional amount of $19 million. Under the agreement, the Company received a floating rate and paid a fixed interest rate. This interest rate swap did not qualify for hedge accounting under SFAS No. 133 and was therefore marked to market. Changes in the fair value of the interest rate swap from period to period were recorded as a

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

component of interest expense. For the years ended December 31, 2004 and 2003, the Company recorded $14 and $(14) of additional interest income (expense), respectively, related to the change in fair value of the interest rate swap.

(q) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, accrued expenses, and long-term debt, approximate fair value.

(r) Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. As discussed in note 1(y), the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) will result in recognition of compensation expense beginning in the third quarter of 2005, and thus may impact the Company’s results of operations.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	2.8%	3.9%	5.2%
Volatility factor of stock price	0.37	n/a	n/a
Dividends	—	—	—
Option life	4 years	10 years	10 years
Calculated fair value per share	$3.14	0.00	0.56

Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss) — as reported	$(4,364)	5,078	1,176
Stock-based employee compensation expense included in reported net income, net of tax	7,496	793	—
Stock-based employee compensation expense determined under fair value based methods, net of tax	(7,851)	(158)	(299)

Net income (loss) — pro forma	$(4,719)	5,713	877

Earnings (loss) per share — basic and diluted	$(0.38)	0.63	0.15

Pro forma earnings (loss) per share — basic and diluted	$(0.41)	0.71	0.11

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(s) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. As discussed in note 1(b) “Internal Reorganization and Basis of Presentation”, during 2004, the Company issued 1,330,056 shares (after giving effect to a merger and reverse stock split) of common stock in settlement of previously outstanding options and warrants of Old WCA. In accordance with the guidance of SFAS No. 128, this transaction is considered to be a part of a recapitalization and is treated consistent with a stock dividend or stock split, and therefore is reflected retroactively in the computation of earnings per share. Accordingly, these shares are included in the weighted average shares outstanding for all periods presented. For the year ended December 31, 2004, 250,000 shares of common stock equivalents related to a convertible note payable as well as options and warrants to purchase 900,000 shares of common were excluded from the computation of earnings (loss) per share as the Company reported a loss. For the years ended December 31, 2003 and 2002, the Company had no potentially dilutive common stock instruments outstanding.

(t) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. At December 31, 2004, 2003 and 2002, no single group or customer represents greater than 10% of total accounts receivable.

(u) Distributions to Old WCA

Prior to the 2004 reorganization discussed in note 1(b), the Company entered into transactions with Old WCA for, among other things, allocations of corporate charges and services, allocation and adjustment of tax attributes, and the 2003 transfer of subsidiaries from Old WCA. The net amount due to Old WCA at the end of each fiscal year was classified as distributions to Old WCA in the accompanying consolidated statement of stockholders’ equity.

(v) Allocation of Expenses

Prior to the reorganization discussed in note 1(b), the Company was a wholly owned-subsidiary of Old WCA and shared common management, general and administrative and overhead costs. The cost for these services were incurred by the Company and allocated to Old WCA and Old WCA’s other subsidiaries. The Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages. Management believes that these two bases of allocation of expenses provide the most relevant and reasonable method of allocating these costs to the respective operations. In connection with the reorganization, the Company entered into an administrative services agreement with Old WCA where Old WCA will pay a monthly fee of approximately $40 for administrative services, including executive officers, other employees, administrative systems, service and facilities. During the years ended December 31, 2004, 2003 and 2002, the Company allocated costs totaling $511, $465 and $529, respectively, to Old WCA. WCA’s senior management serve as officers of Old WCA. It is impracticable to estimate the amount of expenses that would have been incurred in each of the three years ended December 31, 2004 had the Company been an unaffiliated entity of Old WCA.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

There has been no allocation of debt or interest expense between the Company and Old WCA as both entities have incurred their own debt in order to finance their operations. There is no inter-company debt between the Company and Old WCA, and the Company does not receive proceeds from any debt incurred by Old WCA.

(w) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

(x) Segment Information

The Company’s revenues are derived from one industry segment, which includes collection, transfer and disposal of non-hazardous solid waste primarily in the central and southern United States. The Company considers each of its seven operating states to be a geographic segment as each state includes vertically integrated operations, reports stand-alone financial information and has a respective operating manager or state president that reports to the Company’s chief operating officer. The states of Kansas and Missouri are combined as one segment due to the reporting structure and the vertical integration of the related operations. See note 12 “Segment Reporting” for geographic information relating to the Company’s operations.

(y) New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which revises Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. In general, SFAS No. 123(R) does not change the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based awards to employees to be recognized as compensation expense based on the fair value of the award at the date of grant. As such, the intrinsic value method permitted by SFAS No. 123 is no longer an alternative.

SFAS No. 123(R) must be adopted in the first interim or annual reporting period beginning after June 15, 2005, although early adoption in periods in which financial statements or interim reports have not been issued is encouraged. SFAS No. 123(R) allows companies to adopt its provisions using one of the following two transition methods:

(i) The modified prospective method, which requires recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date.

(ii) The modified retrospective method, which includes the requirements of the modified prospective method, but also permits companies to restate prior periods on a basis consistent with the pro forma disclosures required by SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method. The adoption of this new accounting pronouncement is not expected to materially impact its overall financial position. However, the Company’s results of operations have not included recognition of compensation expense for employee stock options because it currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. The adoption of SFAS No. 123(R) may have a significant impact on the Company’s results of

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

operations depending on levels of share-based awards granted in the future though such impact cannot be predicted at this time.

(2) Use of Estimates

In preparing the Company’s financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, asset impairments, and insurance claims as described below.

The discussion below details the Company’s accounting policies for landfills through December 31, 2004.

Accounting for landfills. The Company utilizes the units of production method to amortize landfill construction costs over the estimated remaining capacity of a landfill. Under this method the Company includes future estimated landfill development costs, as well as costs incurred to date, in the amortization base. Additionally, the Company includes deemed permitted expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

This accounting method requires the Company to make estimates and assumptions, as described below. Any changes in the Company’s estimates will impact the Company’s income from operations prospectively from the date changes are made.

Landfill costs. The Company estimates the total cost to develop each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, operating construction costs, permitting cost of expansions and capitalized interest costs.

Closure and post-closure costs. The costs for closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

Available airspace. The Company’s engineers determine the remaining capacity at landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

Expansion airspace. The Company will also consider currently unpermitted airspace in the estimate of remaining capacity in certain circumstances. See note 1(f) “Landfill Accounting — Capitalized Landfill Costs” for further explanation.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

It is possible that the Company’s estimates or assumptions will ultimately turn out to be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

Asset Impairments. Accounting standards require that assets be written down if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in note 1.

Allowance for Doubtful Accounts. The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

Acquisition Accounting. The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

Income Taxes. The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

Insurance claims reserves. The company estimates asserted and unasserted insurance claims based on actuarial calculations.

Contingent Liabilities. The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.”

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(3) Acquisitions

During 2004, the Company completed seven acquisition transactions. Total consideration for these transactions was $35.9 million including cash consideration of $31.3 million primarily funded with proceeds from the Company’s revolving credit facility. Other consideration included $3.0 million in convertible debt and 263,158

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

shares of restricted common stock valued at $1.6 million. These restrictions lapse in July 2007. These acquisitions resulted in the addition of one C&D landfill, four collection operations and three transfer station.

During 2003, the Company purchased a fully permitted but not yet constructed C&D landfill located adjacent to one of the Company’s currently operating C&D landfills in Houston, Texas. This landfill had no operations during the period ended December 31, 2003. The purchase price for the landfill was $7.9 million, which was consummated with a $6.6 million cash payment and issuance of 350,000 shares of common stock of Old WCA. The contribution of Old WCA’s common stock was accounted for as a capital contribution of $1,309 to the Company.

During 2002, the Company entered into an asset purchase agreement to acquire one hauling operation. The acquisition has been accounted for using the purchase method of accounting effective November 1, 2002. The aggregate purchase price was $3.5 million consisting of $3.3 million cash payment and the remainder in a holdback note due to the seller. The purchase was funded through availability under the Company’s then-existing revolving credit facility.

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, has been allocated as follows (in thousands):

	2004	2003	2002
Accounts receivable	$552	—	—
Prepaid expenses and other	11	—	—
Property and equipment, net	15,068	7,714	857
Goodwill	17,667	—	2,794
Intangible assets	3,060	—	10
Accounts payable and accrued liabilities	(441)	—	(345)
Capital contribution from Old WCA	—	(1,309)	—

	$35,917	6,405	3,316

Additionally, during 2003, purchase price adjustment entries relating to the 2002 acquisition were made resulting in a $119 reduction in goodwill and a $152 reduction in accrued liabilities related to the favorable settlement of certain pre-acquisition contingencies.

In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills. These rights expire over the at the earlier of September 2010 or the usage of two million cubic yards. The Company can utilize these rights to dispose of MSW or C&D waste at the specified landfills. The estimated 2005 usage of $720 is included as a current asset in prepaid and other assets and the remaining amount of $2,805 is reflected as a long-term asset in other assets, at December 31, 2004. During the years ended December 31, 2004, 2003, and 2002, the Company utilized $377, $1,609, and $1,999, respectively, of prepaid disposal rights, which is included as a cost of service in both continuing and discontinued operations in the related statements of operations.

(4) Earnings per Share

For the year ended December 31, 2004, 250,000 shares of common stock equivalents related to a convertible note payable as well as options and warrants to purchase 900,000 shares of common stock were excluded from the computation of earnings (loss) per share as the Company reported a loss. For the years ended December 31, 2003 and 2002, the Company had no potentially dilutive common stock instruments outstanding. Accordingly, diluted earnings per share have not been presented. There have been no adjustments to either the numerator or denominator used in calculating basic earnings per share for any of the periods presented.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(5) Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Balance, beginning of year	$177	239	193
Amounts charged to expense	715	376	376
Amounts written off	(317)	(438)	(330)

Balance, end of year	$575	177	239

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Prepaid insurance premiums	$2,374	1,474
Prefunded insurance claims	1,068	3,031
Prepaid disposal rights	720	315
Other	646	426

	$4,808	5,246

Property and Equipment

Property and equipment consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Land and landfills	$74,593	63,888
Vehicles and equipment	27,439	16,601
Containers	14,134	8,884
Buildings and improvements	5,804	4,324
Computers and software	456	329
Furniture and fixtures	252	173

	122,678	94,199
Less accumulated depreciation and amortization	32,157	23,473

	$90,521	70,726

Other Assets

Other assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Prepaid disposal rights	$2,805	3,587
Costs incurred on possible acquisitions	320	—
Deposits	93	127

	$3,218	3,714

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

Accrued Liabilities

     Accrued liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Accrued insurance claims	$1,537	1,662
Accrued payroll costs	1,258	758
Deferred revenue	1,042	411
Accrued taxes	690	566
Accrued interest	100	352
Accrued settlement costs	—	200
Interest rate swap	—	14
Other	929	625

	$5,556	4,588

(6)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2002	$35,017
Sale of west Texas collection operations	(5,055)
Settlement of pre-acquisition contingency	(119)

Balance, December 31, 2003	29,843
Acquisitions	17,667

Balance, December 31, 2004	$47,510

As required by SFAS No. 142, the Company performs an annual impairment test of its goodwill. The Company estimated the fair value of each reporting unit by utilizing the anticipated discounted cash flow of the reporting unit’s. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. This step was not required for any of the Company’s reporting units and accordingly no impairment of goodwill was indicated in connection with the annual impairment test during 2004, 2003 or 2002.

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2004 and 2003 (in thousands):

	Customer	Covenants
	Contracts and	Not-to-
	Customer Lists	Compete	Total
December 31, 2004
Intangible assets	$2,990	110	3,100
Less accumulated amortization	47	34	81

	$2,943	76	3,019

December 31, 2003
Intangible assets	$—	40	40
Less accumulated amortization	—	19	19

	$—	21	21

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

Amortization expense for these intangible assets was approximately $62, $10 and $6 for 2004, 2003 and 2002. The intangible asset amortization expense estimated as of December 31, 2004, for the five years following 2004 is as follows (in thousands):

2005	2006	2007	2008	2009
$185	$168	$165	$165	$160

(7)	Long-Term Debt

Long-term debt consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin (4.74% and 4.375% at December 31, 2004 and 2003, respectively) due in 2009	$46,900	33,263
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2022, variable interest rate (4.04% and 3.3% at December 31, 2004 and 2003, respectively)	22,500	23,800
Term loan payable to Waste Management, Inc. (WMI)	—	13,343
Term loan payable to financial institution	—	11,115
Notes payable to banks and financial institutions, interest ranging from 5.8% to 10.0%, payable monthly through August 2008	486	856
Seller note, with interest rate of 6%, due in May 2006	444	444
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	—

	73,330	82,821
Less debt discount	87	121
Less current maturities	1,429	4,004

	$71,814	78,696

The Company’s credit facility was amended in June and December of 2004. The current facility has total capacity of $160.0 million consisting of a $22.5 million direct pay letter of credit and a revolving line of credit. The direct pay letter of credit backs the Environmental Facilities Revenue Bonds issued in 2002 and amortizes on the same schedule as the outstanding bonds. At December 31, 2004, $46.9 million was outstanding on the revolving line of credit and $6.0 million in letters of credit had been issued against the revolving line of credit leaving $84.6 million available to the Company. The credit facility is secured by liens on all of the Company’s and its subsidiaries assets.

The Company completed an issuance of $25.0 million in tax-exempt Environmental Facilities Revenue Bonds during August 2002. The bonds bear interest at a variable rate and mature weekly through September 2022. Proceeds were used to reimburse the Company for its investment in certain assets and to repay and amend the Company’s then-existing credit facility. The Company recorded a charge of $2.5 million for the unamortized deferred financing costs and debt discount related to the early repayment of the term loans of the credit facility for the year ended December 31, 2002.

In conjunction with one acquisition during 2004, the Company issued a convertible note in the amount of $3.0 million. The note and any accrued but unpaid interest are convertible into shares of common stock at the rate of $12.00 per share. The holder of the note may convert at any time after December 1, 2005. The Company can force conversion after one year if the close price of the Company’s common stock exceeds $18.00 per share.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

The term loan payable to Waste Management, Inc. represented a legal obligation of Old WCA and the Company did not guarantee or assume this obligation. In connection with the initial public offering of shares of common stock of WCA Waste Corporation, a portion of the proceeds of the offering were distributed to Old WCA to satisfy a contingent contribution obligation of $20.0 million to Old WCA. When such contingent contribution obligation was satisfied from the proceeds of the offering, Old WCA retired this term loan. Accordingly, this term loan payable and related interest expense have been reflected in the accompanying financial statements as if this term loan was an obligation of the Company.

In October 2000, the Company entered into a three-year interest rate swap agreement, expiring in October 2003, with an initial notional amount of $50 million, reducing to $35 million during the term of the agreement. Under the agreement, the Company received a floating rate and paid a fixed interest rate of 6.6%. In October 2003, the Company entered into a six-month interest rate swap agreement with a notional amount of $19 million. Under the agreement, the Company receives a floating rate and pays a fixed interest rate of 1.38%. This interest rate swap agreement expired April 30, 2004. See note 1(p) “Derivative Financial Instruments” for further discussion.

The aggregate payments of long-term debt outstanding at December 31, 2004 are as follows (in thousands):

2005	$1,429
2006	1,856
2007	1,298
2008	1,347
2009	51,100
Thereafter	16,300

$73,330

The Company is required to remain in compliance with various covenants of its debt agreements. At December 31, 2004, the Company was required to maintain a senior debt leverage ratio of 4.25 times earnings before interest, taxes, depreciation and amortization (EBITDA), and as specifically defined in the credit agreement, a debt service ratio of 1.25 times EBIT and certain levels of net worth adjusted for current earnings. Additionally, the Company’s primary operating subsidiary is prohibited from paying a cash dividend to the Company under the terms of the credit facility. The Company was in compliance with the financial covenants at December 31, 2004.

(8)	Note Payable

In December 2004, the Company issued note payable for $2,091, to a financial institution to fund the payment of general insurance premiums. The note bears interest at 3.69%, and principal and interest are payable monthly through October 2005.

(9)	Stockholders’ Equity

On June 28, 2004, the Company completed its initial public offering and issued 6,587,947 new shares to the public at an aggregate price of $9.50 per share before a 7% underwriting discount. Net proceeds of the offering after deducting underwriting discounts and offering expenses were $55.0 million.

Old WCA established the Waste Corporation of America Non-Qualified Stock Option Plan (the Old Plan) for the benefit of the employees of each of its wholly-owned subsidiaries. The stock options provided different

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

methods of exercising the options at the option of the employee. As a result of these provisions, the Company was required to utilize variable plan accounting for these options, which required the Company to recognize a compensation charge on a periodic basis for the difference between the exercise price of the option and the fair value of the underlying common stock. For the year ended December 31, 2003, the Company recorded a non-cash compensation charge of $1.2 million for options where the fair value of the underlying common stock exceeded the exercise price of the options. Prior to the Company’s initial public offering, the Company’s corporate structure was reorganized. In conjunction with the reorganization, WCA assumed the obligation to issue stock upon the exercise of options and warrants that Waste Corporation of America had previously issued. Thereafter, all “in-the-money” options and warrants totaling approximately 90% of the outstanding options and warrants were cancelled by the issuance of 1,330,056 shares (after giving effect to a merger and reverse stock split prior to the Company’s initial public offering) of common stock of the Company. The remaining outstanding options and warrants which were assumed by the Company at the initial public offering could be converted to 247,000 shares of Company common stock. Subsequent to the offering, warrants to purchase 13,000 shares were forfeited. The remaining warrants lapse during 2005. The restructuring led to a compensation charge based on the estimated fair value of the stock issued in cancellation of the options and warrants. Total stock-based compensation expense during the year ended December 31, 2004 was $11.5 million ($7.5 million net of tax benefit). Of this amount, $6.8 million was non-cash with the balance withheld and remitted for withholding of payroll taxes.

Upon successful completion of the initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 1,000,000 shares. During 2004, options to purchase a total of 670,000 shares were granted and 4,000 shares were forfeited. In addition, the Company granted 2,000 shares of restricted stock to an officer of the Company. The restrictions related to these shares lapse over a two-year period of continuous employment. As of December 31, 2004, there were 332,000 remaining shares authorized for issuance.

The following table reflects the option and warrant activity for the Company during 2004 (in thousands, except per share data):

		Weighted average
	Shares	exercise price
Outstanding at reorganization	247	$16.92
Grants	670	9.51
Forfeitures	(17)	20.93

Outstanding at December 31, 2004	900	$11.33

The following table summarizes information about the stock options and warrants outstanding at December 31, 2004 (in thousands, except per share data):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average	Number of	Average
Exercise Prices	Number of Shares	Exercise Price	Remaining Life	Shares	Exercise Price
9.50	657	$9.50	9.5	—	$—
10.28 – 10.48	9	10.37	10.0	—	—
16.27 – 24.40	234	16.50	0.2	234	16.50

	900	$11.33	7.1	234	$16.50

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(10)	Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to $12 annually, the current Internal Revenue Service limitation. Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and is 100% vested after three years of service with the Company. Salary deferrals are 100% vested at all times. Matching contributions to the plan for the years ended December 31, 2004, 2003, and 2002 totaled $136, $114, and $106, respectively.

(11)	Income Taxes

The Company’s provision for income taxes is determined by applying the Company’s effective income tax rate to pre-tax financial reporting income, adjusted for permanent book-tax differences. The Company’s total income tax benefit (provision) for the periods reported were allocated as follows (in thousands):

	2004	2003	2002
Loss (income) from continuing operations	$2,476	(1,753)	(1,727)
Loss from discontinued operations	—	91	479
Gain from disposal of discontinued operations	—	(146)	—
Cumulative effect of change in accounting principle	—	(1,425)	—

Income tax benefit (provision)	$2,476	(3,233)	(1,248)

The Company’s federal and state income tax benefit (provision) attributable to income from continuing operations for the periods reported consist of the following (in thousands):

	2004	2003	2002
Current	$(1)	(1)	(14)
Deferred	2,477	(1,752)	(1,713)

Income tax benefit (provision)	$2,476	(1,753)	(1,727)

At December 31, 2004 and 2003, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Deferred tax assets:
Federal net operating loss carryforward	$12,834	5,024
State net operating loss carryforward	1,008	266
Other	258	825
Stock-based compensation	—	427

Deferred tax assets before valuation allowance	14,100	6,542
Less valuation allowance	546	198

Deferred tax assets after valuation allowance	13,554	6,344

Deferred tax liabilities:
Excess of book basis over tax basis of property	(9,970)	(5,991)
Prepaid expenses	(481)	(728)
Other	(546)	(2,912)

Deferred tax liabilities	(10,997)	(9,631)

Net deferred tax assets (liabilities)	$2,557	(3,287)

At December 31, 2004, the Company had a federal net operating loss carryforward (NOL) of approximately $36.7 million and state NOLs of approximately $24.0 million, which, if not utilized, will expire beginning in

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

2020. The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited. The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $546 and $198, respectively. The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of $348, $(183) and $267, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

The table below reconciles the Company’s statutory income tax benefit (provision) attributable to income from continuing operations to its effective income tax benefit (provision) at December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Statutory federal tax benefit (provision)	$2,396	(1,545)	(1,264)
State income tax benefit (provision), net of federal tax benefit	491	(231)	(131)
Adjustment of valuation allowance	(348)	183	(267)
Nondeductible expenses and other	(63)	(160)	(65)

Effective tax benefit (provision)	$2,476	(1,753)	(1,727)

(12)	Segment Reporting

The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	2004	2003	2002
Collection:
Residential	$12,615	11,272	11,868
Commercial	12,002	12,056	12,307
Roll-off	22,878	18,175	15,548
Other	586	258	46

Total collection	48,081	41,761	39,769

Disposal	30,536	28,460	27,493
Less intercompany	9,789	7,413	6,577

Disposal, net	20,747	21,047	20,916

Transfer and other, net	4,633	1,418	1,477

Total revenue	$73,461	64,226	62,162

The table below reflects certain geographic information relating to the Company’s operations (in thousands). The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

	Kansas/
	Missouri	Texas	Arkansas	Other	Corporate	Total
2004:
Revenue	$36,755	18,952	9,098	8,656	—	73,461
Depreciation and amortization	3,465	2,255	1,415	1,596	97	8,828
EBIT	6,659	6,521	574	920	(16,443)	(1,769)
Total assets	47,668	28,130	27,696	39,035	21,238	163,767
Goodwill	17,267	8,158	11,750	10,335	—	47,510
Capital expenditures	5,182	2,957	2,187	4,112	151	14,589
2003:
Revenue	$35,349	16,358	7,839	4,680	—	64,226
Depreciation and amortization	3,317	2,121	1,100	1,189	85	7,812
EBIT	6,555	7,687	155	673	(5,436)	9,634
Total assets	45,575	26,861	20,570	13,311	10,368	116,685
Goodwill	16,670	2,648	8,539	1,986	—	29,843
Capital expenditures	1,482	3,034	1,229	1,939	37	7,721
2002:
Revenue	$35,049	13,980	8,624	4,509	—	62,162
Depreciation and amortization	2,747	1,235	1,097	1,068	82	6,229
EBIT	7,405	7,917	1,318	1,056	(4,511)	13,185
Capital expenditures	3,534	4,718	647	903	84	9,886

The following presents a reconciliation of the geographical segments’ aggregate EBIT to income from continuing operations before cumulative effect of change in accounting principle (in thousands).

	2004	2003	2002
Total EBIT for reportable segments	$(1,769)	9,634	13,185
Interest expense, net	(4,453)	(5,220)	(6,979)
Write-off of deferred financing costs and debt discount	(618)	—	(2,487)
Income tax (provision) benefit	2,476	(1,753)	(1,727)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(4,364)	2,661	1,992

(13)	Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms. Lease expense aggregated $780, $874 and $974 during 2004, 2003 and 2002, respectively. The long-term, non-cancelable rental obligations as of December 31, 2004 are due in the following years (in thousands):

2005	$555
2006	508
2007	244
2008	232
2009	223
2010 and thereafter	420

$2,182

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2004 aggregated approximately $26.7 million.

(c) Environmental Matters

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater, surface water, and drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of December 31, 2004, the Company is not aware of any significant environmental liabilities.

(d) Legal Proceedings

Effective September 29, 2004, the parties settled a suit filed previously on June 7, 2002, by Fines Recycling, Inc., Harry Donaldson, Jr., Gerry Hamby, Hal Isbell and Donald G. Wilson in the Circuit Court of Talladega County, Alabama, against Waste Corporation of America, WCA of Alabama, LLC (one of the Company’s subsidiaries), Tom J. Fatjo, Jr. (Chairman and Chief Executive Officer and Manager of Waste Corporation of America, and the Company’s Chairman and Chief Executive Officer and a Director), Jerome M. Kruszka (President and Chief Operating Officer and Manager of Waste Corporation of America, and the Company’s Chairman and Chief Operating Officer and a Director), and Chuck Green, one of the Company’s managers. The terms of the settlement accelerated the Company’s buy-out of the plaintiffs’ future payment rights contained in the Agreement and Plan of Merger and resolved the contingency on the original purchase consideration to acquire the landfill and property that was the subject of the Agreement and Plan of Merger. The settlement amount included a cash payment of $0.5 million and the commitment of the Company to remove certain material from the site. The cash settlement and the cost to remove the material will capitalized as part of the acquisition cost of the site.

In July 2004, the Company filed Waste Corporation of Missouri, Inc. v. Lafarge Corporation and Lafarge North America, Inc., Case No. 04-4140-CV-C-SOW, in the United States District Court for the Western District of Missouri. The lawsuit involves a mining lease covering a portion of the expansion area of the Company’s Central Missouri Landfill. If the parties do not settle the lawsuit, and the Company is unsuccessful in the lawsuit, its expansion at the Central Missouri Landfill could be adversely affected by its inability to utilize all or part of the land and associated airspace affected by this lease. Even if the Company is successful, it may incur substantially higher capital costs than previously expected to utilize this airspace, as it will be required to conduct its own excavation on these lands.

The Company is a party to various general legal proceedings which have risen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly period in which they are resolved.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

Additionally, in the normal course of business and as a result of the extensive governmental regulation of the solid waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit it holds. From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations the Company owns or operates or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates. No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

Moreover, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. Except for routine litigation incidental to our business, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject. Although the Company is unable to estimate any possible losses, management believes that the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its financial condition, results of operations or prospects. However, unfavorable resolution of any such proceedings could affect the consolidated results of operations or cash flows for the quarterly period in which they are resolved. While management believes a majority of the Company’s present routine litigation is covered by insurance, subject to deductibles, no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company or that the Company’s insurance coverage would be adequate.

(14)	Related-Party Transactions

The Company paid a board member $50, $250 and $200 during 2004, 2003 and 2002, respectively, for assistance in the debt amendments of September 2001, August 2002 and August 2003.

The Company paid its Chief Executive Officer, Chief Operating Officer and an affiliate of its largest stockholder each $120 and $110 during 2004 and 2003 for personal guarantees of the Company’s performance bonds relating to landfill closure and post-closure obligations.

The Company reimburses its outside board members for expenses incurred in connection with their service as director. Total payments of $9, $3 and $62 were made during 2004, 2003 and 2002 for such reimbursements.

In addition, the Company allocated costs totaling $511, $465 and $529 to Old WCA during 2004, 2003 and 2002 for administrative services, including executive officers, other employees, administrative systems, service and facilities.

(15)	Discontinued Operations

During 2003, the Company sold its hauling operations in west Texas for aggregate cash proceeds of $9,759, resulting in a gain on sale of $249 (net of $146 tax expense). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, this business unit has been classified as a discontinued operation. Accordingly, the accompanying consolidated statements of operations and other amounts disclosed

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)

Notes to Consolidated Financial Statements — Continued

herein have been restated to classify this business unit as discontinued operations and, therefore, to reflect after-tax results of these operations as “Income (loss) from discontinued operations, net of tax”. This business generated revenues of $5,808 and $8,625 for the years ended December 31, 2003 and 2002, respectively.

(16) Unaudited Quarterly Financial Data

     The following table summarizes quarterly financial information for 2004 and 2003 (in thousands):

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,
2004:
Revenue	$15,891	17,114	19,842	20,614	73,461
Operating income (loss)	2,046	(9,005)	2,597	2,325	(2,037)
Net income (loss)	469	(6,673)	1,148	692	(4,364)
Basic earnings (loss) per share	0.06	(0.77)	0.08	0.05	(0.38)
Diluted earnings (loss) per share	0.06	(0.77)	0.08	0.05	(0.38)
2003:
Revenue	$14,799	16,759	16,629	16,039	64,226
Operating income	1,846	3,146	2,737	1,877	9,606
Net income	2,605	994	1,159	320	5,078
Basic earnings per share	0.33	0.12	0.14	0.04	0.63
Diluted earnings per share	0.33	0.12	0.14	0.04	0.63

Computation of per share amounts for quarters are made independently and reflect the weighted average shares outstanding for each of these quarters. The Company’s initial public offering in June 2004 significantly impacted the number of shares outstanding and the computation of earnings (loss) per share. Therefore, the sum of per share amounts above do not agree with per share amounts for the year as a whole.

(17) Subsequent Events

On January 11, 2005, the Company completed the acquisition of Gecko Investments, LLC. The acquired operations include a landfill near suburban St. Louis, Missouri. Total consideration for this acquisition was approximately $12.2 million consisting of $5.5 million in cash, $1.5 million in 8% convertible debt and 510,515 shares of common stock valued at $5.2 million. Contemporaneously with the acquisition, certain sellers in the Gecko transaction and related entities purchased $2.5 million in 8% convertible debt.

Additionally, during January 2004, the Company entered into a definitive agreement to acquire two landfills, two transfer stations and two MRFs in North Carolina. Total consideration is anticipated to be approximately $38.5 million. Funding for this acquisition is anticipated to come from availability under the Company’s credit facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     The following information is being provided in lieu of filing an Item 1.01 Form 8-K.

Employment Agreements

     On March 22, 2005, our subsidiary, WCA Management Company, L.P. (“WCA Management”), entered into a new employment agreement (retroactively effective to January 1, 2005, the “Effective Date”) with each of Tom J. Fatjo, Jr., our chief executive officer, Jerome M. Kruszka, our president and chief operating officer, Charles A. Casalinova, our senior vice president and chief financial officer, and Tom J. Fatjo, III, our senior vice president-finance and secretary. We have guaranteed WCA Management’s obligations under these employment agreements. The new employment agreements supersede any prior employment agreements between the executive officers and WCA Management. Below is a summary description of the material terms of these employment agreements and, as such, is not complete. The description is subject to, and qualified in its entirety by reference to, the terms and conditions set forth in the written employment agreements, copies of which are attached to this report as Exhibits 10.3, 10.4, 10.5 and 10.6.

•	Term of Each Employment Agreement. Three years commencing on the Effective Date plus any extensions (the “Term”). On the first day of each calendar month the Term will be automatically extended for an additional calendar month unless WCA Management or the executive officer gives notice not to extend the Term. The agreements terminate on the earlier of (i) the last day of the Term (as extended), (ii) the executive officer’s death, (iii) notice that the executive officer is “permanently disabled” (as defined in the employment agreements), (iv) WCA Management’s termination of the executive officer’s employment for “cause” (as defined in the employment agreements) or (v) the executive officer’s termination of his employment for “good reason” (as defined in the employment agreements).

•	Compensation. The employment agreements provide for the following base salaries for the executive officers for 2005:

Executive	2005 Base Pay
Mr. Fatjo, Jr.	$357,719
Mr. Kruszka	$357,719
Mr. Casalinova	$268,315
Mr. Fatjo, III	$223,510

The base salaries will be increased each year (beginning January 1, 2006) by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.

•	Participation in Compensation Plans. Each executive officer will eligible to participate in the following plans:

•	Management Incentive Plan. Pursuant to this plan each executive officer shall have the opportunity to earn an annual bonus under the plan based on performance measures and annual incentive plan goals, which will be established by the Compensation Committee. The opportunity to earn a bonus under this plan is expressed as percentage of base salary and is set each year for each executive separately. For 2005, the maximum percentages of base salary for the executive officers range from 80% to 100% as discussed below under “—Management Incentive Plan and Performance Unit Plan—MIP Awards.”

•	Performance Unit Plan. For 2005, each executive officer will have the opportunity to earn a bonus over a three-year measurement period in an amount up to a specified percentage of his base salary. The opportunity to earn a bonus under this plan is expressed as percentage of base salary and is set each year for each executive separately. For 2005, the percentages for the executive officers are 100%.

•	Restricted Stock Grants. Upon the execution of the employment agreements (on March 22, 2005) and on the first day of each of 2006 and 2007, the executive officers will receive annual grants of restricted stock under the 2004 WCA Waste Corporation Incentive Plan (or any successor plan). The number of shares of restricted stock granted to an executive officer in such year will be equal to the fair market value of his base salary for the relevant year (i.e., the base salary) divided by the market value of one share of our common stock on the date of grant. Fair market value for these purposes will not be less than $9.50 per share. On March 22, 2005 restricted stock grants were made to each of the executive officers as described below under “—Restricted Stock Grants.”

•	Other Plans. The executive officers and, to the extent applicable, the executive officers’ family, dependents and beneficiaries, may participate in the benefit or similar plans, policies or programs provided to similarly situated executives under our standard employment practices as in effect from time to time.

•	Termination Payments. The employment agreements provide for the following termination payments:

•	Upon termination for any reason whatsoever, an executive officer (or in case of death, his estate) is entitled to all salary and expense reimbursements due through the date of such termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies or programs in which he was participating at the time of such termination.

•	Upon termination for death or permanent disability, in lieu of any further salary, bonus payments, or other severance, an executive officer (or his estate, as applicable) will be entitled to a lump-sum cash severance payment equal to the amount of his base salary (computed at the rate then in effect) for the remaining Term of the employment agreement.

•	Upon termination of an executive officer for any reason other than death, disability or cause, or if the executive officer terminates his employment for good reason, he will be entitled to continued salary payments throughout the balance of Term, to coverage under any annual and long-term incentive plans, and to other benefits pursuant to the employment agreement. If WCA Management pays this salary and benefits for the Term of the employment agreement, the executive officer will be subject to non-competition and confidentiality covenants through that full Term.

•	Upon a Change in Control (as defined below) or within 24 months thereafter, an executive officer will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) his reporting level is significantly reduced (as determined by the officer in good faith), (c) his base salary and annual incentive compensation at target is reduced by 10% or more, or (d) he is required to relocate by more than 50 miles. If triggered, the Change in Control payments to an executive officer will be a lump sum cash payment equal to three times the sum of (i) his base salary and (ii) his average annual bonus pursuant to any annual bonus plan in effect as to any of the three consecutive calendar years ending immediately before the calendar year in which occurred the last event triggering the right to the payment. “Change in Control” is defined to mean any one of the following events:

(i)	An acquisition of “Voting Securities” (as defined in the employment agreements) by any person (including WCA or its affiliates other than employee benefit plans), if immediately thereafter such Person has

Beneficial Ownership (as defined in the employment agreements) of 50% or more of the combined voting power of our then outstanding Voting Securities. Certain “ Non-Control Transactions” (as defined in the employment agreements) are excluded from the definition of Change of Control; or

(ii)	The current members of our Board of Directors (and nominees unanimously approved by our board) (“Incumbent Board”), cease for any reason to constitute at least 2/3 of the members of our Board of Directors. No individual shall be considered a member of the Incumbent Board if he or she assumed office as a result of either an actual or threatened proxy contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our Board of Directors; or

(iii)	The consummation of (A) a merger, consolidation or reorganization with or into WCA or in which securities of WCA are issued, unless in connection with a Non-Control Transaction; (B) a complete liquidation or dissolution of WCA; or (C) the sale or other disposition of all or substantially all of the assets of WCA other than in connection with a Non-Control Transaction.

If this definition of Change in Control does not conform to the definition of change in control under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), as in effect from time to time, the definition will be deemed amended to conform to the requirements of Section 409A of the Code.

•	Gross-Up Payments for Excise Taxes. If payments to be made to executive officers (whether under the employment agreements or any other agreement or plan) are subject to state or federal excise taxes (and any interest or penalties with respect to such taxes), such officers will be entitled to additional payments so that the net amount after payment of the excise tax (and any such interest or penalties) will equal the total payments they are entitled to receive under the employment agreements. However, if no excise tax would be payable if the total payments were reduced by 3% or less, then the aggregate payments shall be reduced by the amount necessary to avoid application of the excise tax.

•	Other provisions. The employment agreements also contain other provisions, including provisions to prevent duplication of benefits, to waive any requirement that an executive seek other employment, to prevent any reduction in payments because of compensation earned from other employers, and to waive any offset rights by WCA. The employment agreements also subject each executive officer to certain non-compete and confidentiality covenants during the Term of the employment agreements.

Management Incentive Plan and Performance Unit Plan

     General. On March 22, 2005, provisions of the new Management Incentive Plan (the “MIP”) and Performance Unit Plan (“PUP”) became effective, retroactive to January 1, 2005. The following is a summary description of the material terms of the MIP and the PUP, and, as such, is not complete. The description is subject to, and is qualified in its entirety by reference to, the terms and conditions set forth in such plans, copies of which are attached to this report as Exhibits 10.20 and 10.19, respectively.

     Eligibility and Administration. MIP and PUP award eligibility will be approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”) at the beginning of each performance/award period. Generally, participants under either plan will be selected from key executives who primarily are responsible for our annual growth and profitability (i.e., generally senior vice presidents and above). The number of eligible participants under each plan is expected to vary from year to year, as we expand and as our compensation strategy and programs are refined. The MIP and the PUP will be administered by the Compensation Committee.

     MIP Awards. At the beginning of each fiscal year, each participant in the MIP will be assigned a targeted award opportunity, expressed as a percent of base salary based on performance achievement. If none of the goals are achieved with respect to a participant, no MIP award will be made. The MIP will provide annual incentive bonuses at risk, with potential MIP awards tied to our goal achievement and individual executive performance. When MIP performance goals are met, the MIP awards plus base salary will approximate total cash pay near the 75th percentile of the market ranges for most plan participants. The Compensation Committee and our senior officers jointly will set MIP performance targets on or before the beginning of each fiscal year. In addition, specific performance measures may be set for specific execution. MIP awards will be interpolated for actual performance falling between the minimum acceptable and targeted goals. MIP performance goals may be adjusted by the Compensation Committee during the year, if a major change occurs in our capital structure, e.g., a major acquisition. The payments are intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code.

     The performance matrix for calculating MIP awards for 2005 is based on the level of position and the achievement of targeted goals. The performance matrix may be revised in the future as our business strategy and performance focus changes. The primary performance measures for 2005 will be: (i) Targeted EBITDA Growth, weighted 40%; and (ii) Targeted EPS Growth, weighted 40%. The remaining 20% weighting factor will be based on individual performance contributions relative to two to three written goals established at the beginning of each year, plus any other significant personal contributions made during the year. These goals have not been established for 2005. Specifically, for 2005:

•	Our CEO and COO may receive MIP bonus awards in amounts of up to 100% of their base salaries. 80% of the potential MIP bonus awards will be paid based on a matrix, which provides for a portion of the award to be paid based on the extent to which each performance goals is achieved based on the weighting factors mentioned above. The matrix provides for a range of payout percentages, starting with a MIP bonus equal to 12.5% of base salary if 85% of Targeted EBITDA Growth is achieved, a MIP bonus equal to 12.5% of base salary if 85% of Targeted EPS Growth is achieved, and ranging up to a MIP bonus equal to 40% of base salary if 100% (or better) of Targeted EBITDA Growth is achieved, and a MIP bonus equal to 40% of base salary if 100% (or better) of Targeted EPS Growth is achieved. As mentioned above, MIP bonus awards of up to 20% of base salary may be made based on individual performance contributions relative to two to three written goals established at the beginning of each year, plus any other significant personal contributions made during the year.

•	Other executives (including our Chief Financial Officer and our Senior Vice President—Finance) may receive MIP bonus awards in amounts of up to 80% of their base salaries. The same matrix methodology described above with respect to our Chief Executive Officer and Chief Operating Officer will be employed. The matrix provides for a range of payout percentages, starting with a MIP bonus equal to 10% of base salary if 85% of Targeted EBITDA Growth is achieved, a MIP bonus equal to 10% of base salary if 85% of Targeted EPS Growth is achieved, and ranging up to a MIP bonus equal to 32% of base salary if 100% (or better) of Targeted EBITDA Growth is achieved, and a MIP bonus equal to 32% of base salary if 100% (or better) of Targeted EPS Growth is achieved. As mentioned above, MIP bonus awards of up to 16% of base salary may be made based on individual performance contributions relative to two to three written goals established at the beginning of each year, plus any other significant personal contributions made during the year.

     A participant must be employed by WCA on the final day of the measurement period to be entitled to receive an award. No participant shall be permitted to elect to defer all or any portion of his/her award. Payments will be made within 2 1/2 months after the end of each fiscal year.

     PUP Awards. PUP awards are based on achievement of critical three-year average earnings per share (“EPS”) growth and pre-tax, pre-interest return on invested capital (“ROIC”) goals of WCA. At the beginning of each fiscal year, each participant in the PUP will be assigned a targeted award opportunity of 100% of salary, that can decrease to zero, based on performance achievement, measured over (overlapping) three-year performance periods. The PUP performance targets for each performance cycle will be set jointly by the Compensation Committee and our senior officers at the beginning of each fiscal year. Performance goals for PUP awards may be equal to or exceed the goals in our business plan. PUP awards will be interpolated for actual performance falling between the minimum acceptable and targeted goals. Prior to fiscal year end, our senior officers and the Compensation Committee jointly will establish appropriate PUP goals for the next three years, in support of our business plan. Such goals may be adjusted by the Compensation Committee during a performance cycle, if a major change occurs in our capital structure, e.g., a major acquisition. Within 2 1/2 months after the end of each three-year performance cycle, each participant’s salary rate at the beginning of the PUP award cycle will be multiplied by the actual PUP award percentage earned to determine the dollar value of the award for the prior performance cycle.

     The PUP will provide long-term incentive pay at risk, with potential PUP awards in 2005 tied to the achievement of WCA average annual EPS growth and ROIC, measured over three years from the date of the award. PUP awards made in 2005 will be weighted equally (50/50) for EPS growth and ROIC performance achievement.

     The performance matrix for calculating PUP awards for the 2005 to 2007 performance cycle is set forth immediately below. The performance matrix may be revised in the future as our business strategy and performance focus changes.

AWARD OPPORTUNITY VS THREE-YEAR FINANCIAL PERFORMANCE

% of Targeted	% of PUP
Performance Achieved	Award Earned
100% or Above	100% of Salary*
99%	95%
98%	90%
97%	85%
96%	80%
95%	75%
94%	70%
93%	65%
92%	60%
91%	55%
90%	50%
89%	45%
88%	40%
87%	35%
86%	30%
85%	25%
< 85% of Target	0% of Salary*

*	Salary at the beginning of the PUP award performance cycle.

     In the event of termination of the participant’s employment during a PUP performance cycle as a result of the participant’s death, disability (as defined in the PUP), retirement (as defined in the PUP) or a Change in Control (as defined in the PUP and discussed briefly in the following paragraph), a pro-rata share of each (overlapping) award earned shall be paid to the participant (or his/her spouse or estate, as applicable) at the end of each PUP performance cycle, based on the date of termination. If a participant’s employment terminates during any PUP performance cycle for any reason other than in connection with the events described in the immediately preceding sentence, the participant shall be deemed not to have earned the award or part thereof for any affected PUP performance cycle.

     The definition of “Change in Control” contained in the PUP is identical to the definition set forth above under “—Employment Agreements.” To the extent that Section 409A of the Code applies to any PUP award, the PUP provides that the definition of Change in Control is intended to comply with the definition of change in control under Section 409A of the Code, as in effect from time to time and, to the extent that the above definition does not so comply, such definition shall be void and of no effect and, to the extent required to ensure that the definition complies with the requirements of Section 409A of the Code, the definition of such term set forth in regulations or other regulatory guidance issued under Section 409A of the Code by the appropriate governmental authority shall be incorporated by reference into and shall form part of the PUP as fully as if set forth therein verbatim and the PUP shall be operated in accordance with the definition prescribed in such regulations or other regulatory guidance.

     PUP awards will be paid in a lump sum in cash within 2 1/2 months after the end of each three-year performance cycle. A participant must be employed by WCA on the final day of the measurement period to be entitled to receive an award.

     Should the participant die prior to receiving all amounts due under the PUP, any unpaid amounts due under the PUP shall be made to the participant’s spouse, if such spouse survives the participant, or, if there is no surviving spouse, to the legal representative of the participant’s estate, or if no administration is had on the estate, to the person or persons to whom participant’s property shall pass by applicable laws of descent and distribution.

2004 Executive Officer Bonuses

     Pursuant to their previous employment agreements, each of our executive officers were awarded cash bonuses for 2004. The amounts of the bonus awards, which were paid in March 2005, are as follows:

Executive Officer	Bonus Award
Tom J. Fatjo, Jr.	$62,556
Jerome M. Kruszka	$62,556
Charles A. Casalinova	$46,992
Tom J. Fatjo, III	$39,086

2005 Director Compensation

     In 2005, our officers and employees who also serve as directors will not receive additional compensation for their service as a director and each non-employee director will receive the following compensation:

	Annual Fee	Annual Fee	Board	Board	Committee	Committee
	for Audit	for Other	Attendance	Attendance	Attendance	Attendance
Annual	Committee	Committee	Fee (in	Fee	Fee (in	Fee
Retainer	Chairperson	Chairperson	person)	(telephonic)	person)	(telephonic)
$25,000	$10,000	$5,000	$1,000	$500	$500	$250

     Pursuant to the 2004 WCA Waste Corporation Incentive Plan, under which options for a maximum of 150,000 shares may be granted to non-employee directors, upon joining the board, each non-employee director will automatically receive a one-time grant of an option for 20,000 shares, with an exercise price equal to the market value on the date of grant and vesting that occurs over three years. Any current director who is not nominated for election to an additional term will become 100% vested in all director options automatically upon the end of the director’s term (unless such director asks not to be nominated for an additional term) in office. Additional option grants to non-employee directors may be made by the board in its discretion under the 2004 WCA Waste Corporation Incentive Plan.

     In 2005, each non-employee director will receive 6,000 shares of restricted common stock, which shares have not yet been granted. The restricted shares issued to the non-employee directors will vest in full on January 1, 2006, with full vesting upon termination of such non-employee director’s Board service on account of his death, disability or a Change in Control (as defined under the 2004 WCA Waste Corporation Incentive Plan). The form of restricted stock grant for the non-employee directors is attached to this report as Exhibit 10.21.

     Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. Each director will also be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

Restricted Stock Grants

     On March 22, 2005, we granted awards of restricted stock to our executive officers pursuant to the 2004 WCA Waste Corporation Incentive Plan. Pursuant to the executive officers’ employment agreements, the number of shares of restricted stock granted to an executive officer is equal to the fair market value of his base salary for the relevant year (i.e., the base salary) divided by the market value of one share of our common stock on the date of grant. Fair market value for purposes of the 2005 restricted stock grants was $9.75 per share. The number of restricted shares issued to each executive officer is set forth below.

		Number of Shares of
Name	Title	Restricted Stock
Tom J. Fatjo, Jr.	Chairman of the Board and Chief Executive Officer	36,689
Jerome M. Kruszka	President and Chief Operating Officer	36,689
Charles A. Casalinova	Senior Vice President and Chief Financial Officer	27,519
Tom J. Fatjo, III	Senior Vice President-Finance and Secretary	22,924

     The shares issued to our executive officers vest in equal 1/3 increments on the first, second and third anniversaries of the grant date, with full vesting in the event of a Change in Control (as defined above under “—Employment Agreements”) coupled with any other event described above under “—Employment Agreements” that would entitle the officers to a Change in Control benefit under their employment agreements. The form of restricted stock grant for the executive officers is attached to this report as Exhibit 10.15.

     The following information is being provided in lieu of filing an Item 1.02 Form 8-K.

     In connection with the execution of the employment agreements discussed above under “—Employment Agreements,” the current employment agreements, as amended, between WCA Management and each of our executive officers were terminated. There were no early termination penalties incurred by WCA as a result of the termination of the prior employment agreements.

     The following information is being provided in lieu of filing an Item 3.02 Form 8-K.

     The information set forth above under “—Restricted Stock Grants” is incorporated herein by reference. The issuance of restricted stock described above under “—Restricted Stock Grants” was undertaken in a private placement in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act, as the issuance of the restricted shares did not involve a public offering. We believe that exemptions other than the foregoing exemption may exist for these transactions.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors”, “Executive Officers”, “Information relating to our Board of Directors and Certain Committees of our Board of Directors”, respectively, in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

     We have adopted a code of business conduct and ethics applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and is also available on the “Investor Relations-Corporate Governance” section of our Internet website at www.wcawaste.com. If we amend the code of business conduct and ethics or grant a waiver, including an implicit waiver, from the code of business conduct and ethics, we intend to disclose the information on the “Investor Relations-Corporate Governance” section of our Internet website at www.wcawaste.com within four business days of such amendment or waiver, as applicable.

     We are currently availing ourselves of the exemption from the audit committee independence standards contained in Rule 10A-3(b)(1)(iv)(A) of the Exchange Act. The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 11. Executive Compensation.

     The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Employment Agreements”, and “Compensation of Directors” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) The following documents are filed as a part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules.

     Consolidated financial statements of the Company are included in Item 8 (Financial Statements and Supplementary Data). All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     (3) Exhibits.

Exhibit
No.	Description

2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4*†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr.

3.1	Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

10.1*	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2004, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto.

Exhibit
No.	Description

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.4*+	Employment Agreement March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka.

10.5*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova.

10.6*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III.

10.7+	2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15*+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan.

10.16*†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore.

10.17*†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore.

Exhibit
No.	Description

10.18*†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti.

10.19*+	WCA Waste Corporation Performance Unit Plan.

10.20*+	WCA Waste Corporation Management Incentive Plan.

10.21*+ 14.1*	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan. Code of Ethics.

21.1*	List of Subsidiaries of WCA Waste Corporation.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

     The registrant hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii)(A), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the registrant’s total consolidated assets.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION

	By:	/s/ TOM J. FATJO, JR.

Tom J. Fatjo, Jr.
Chief Executive Officer
Date: March 23, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 23, 2005
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 23, 2005
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 23, 2005
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ Kevin D. Mitchell	Vice President and Controller	March 23, 2005
Kevin D. Mitchell	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 23, 2005
Richard E. Bean

/s/ Ballard O. Castleman	Director	March 23, 2005
Ballard O. Castleman

/s/ Robert P. Lancaster	Director	March 23, 2005
Robert P. Lancaster

/s/ Roger A. Ramsey	Director	March 23, 2005
Roger A. Ramsey

EXHIBIT INDEX

Exhibit
No.	Description

2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4*†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr.

3.1	Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

10.1*	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2004, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto.

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.4*+	Employment Agreement March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka.

10.5*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova.

10.6*+	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III.

10.7+	2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

Exhibit
No.	Description

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15*+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan.

10.16*†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore.

10.17*†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore.

10.18*†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti.

10.19*+	WCA Waste Corporation Performance Unit Plan.

10.20*+	WCA Waste Corporation Management Incentive Plan.

10.21*+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan.

14.1*	Code of Ethics.

21.1*	List of Subsidiaries of WCA Waste Corporation.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit
No.	Description

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

     The registrant hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii)(A), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the registrant’s total consolidated assets.