Form 10-Q
period 2005-03-31
WCA WASTE CORP
filed 2005-05-13
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ___to ___

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

     As of May 9, 2005, there were 15,541,977 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
First Amendment to Membership Interest Purchase Agreement
Reimbursement Agreement
First Amendment to Reimbursement Agreement
First Lien Credit Agreement
Second Lien Credit Agreement
Rule 13a-14a/15d-14a Certification of CEO
Rule 13a-14a/15d-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

RISK FACTORS AND
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” or “opportunity,” the negatives of these words, or similar words or expressions. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. This is true of our description of our acquisition strategy for example. It is also true of our statements concerning “run rates,” which are estimates based upon a mixture of historical and projected results and forecasts provided by third parties.

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

     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:

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

     In our annual report on Form 10-K for the year ended December 31, 2004 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”), we described these and other risks in greater detail in the section entitled “Business—Risk Factors”. We refer you to that filing for additional information on these risks.

     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887	$272
Accounts receivable, net of allowance for doubtful accounts of $662 (unaudited) and $575, respectively	10,146	9,039
Prepaid expenses and other	4,602	4,808

Total current assets	15,635	14,119
Property and equipment, net of accumulated depreciation and amortization of $34,908 (unaudited) and $32,157, respectively	101,808	90,521
Goodwill, net	48,848	47,510
Intangible assets, net	3,663	3,019
Costs incurred on possible acquisitions	2,323	320
Deferred financing costs, net	2,997	2,823
Deferred tax assets	2,096	2,557
Other assets	2,654	2,898

Total assets	$180,024	$163,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,816	$6,081
Accrued liabilities	4,982	5,556
Accrued closure and post-closure liabilities	444	443
Note payable	1,262	2,091
Current maturities of long-term debt	1,328	1,429

Total current liabilities	13,832	15,600

Long-term debt, less current maturities and discount	83,789	71,814
Accrued closure and post-closure liabilities	1,884	1,780

Total liabilities	99,505	89,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 15,488 and 14,853 shares, respectively	155	149
Additional paid-in capital	79,307	72,849
Unearned compensation	(1,226)	—
Retained earnings	2,283	1,575

Total stockholders’ equity	80,519	74,573

Total liabilities and stockholders’ equity	$180,024	$163,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$22,885	$15,891
Expenses:
Cost of services	15,746	10,562
Depreciation and amortization	2,838	1,933
Accretion expense	38	68
General and administrative:
Stock-based compensation	—	30
Other general and administrative	1,746	1,252

	20,368	13,845

Operating income	2,517	2,046
Other income (expense):
Interest expense, net	(1,352)	(1,267)
Other	4	1

	(1,348)	(1,266)

Income before income taxes	1,169	780
Income tax provision	(461)	(311)

Net income	$708	$469

Earnings per share — basic and diluted	$0.05	$0.06

Weighted average shares outstanding — basic	15,305	8,000

Weighted average shares outstanding — diluted	15,326	8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$708	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,838	1,934
Non-cash compensation charge	—	30
Amortization of deferred financing costs and debt discount	203	236
Deferred tax provision	461	311
Provision and accretion expense for closure and post-closure obligations	38	68
Gain on sale of assets	(4)	(1)
Interest rate swap	—	(11)
Prepaid disposal usage	246	90
Change in operating assets and liabilities:
Accounts receivable	(1,107)	(458)
Prepaid expenses and other	188	471
Accounts payable and other liabilities	(839)	945

Net cash provided by operating activities	2,732	4,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(6,548)	—
Proceeds from sale of fixed assets	11	1
Capital expenditures	(2,746)	(1,922)
Cost incurred on possible acquisitions	(2,003)	—

Net cash used in investing activities	(11,286)	(1,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	12,000	—
Principal payments on long-term debt	(1,815)	(990)
Principal payments of note payable	(829)	(224)
Net change in revolving line of credit	188	797
Distribution and transfers to former parent, net	—	(555)
Deferred financing costs	(375)	(876)

Net cash provided by (used in) financing activities	9,169	(1,848)

NET INCREASE IN CASH AND CASH EQUIVALENTS	615	315
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	272	105

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$887	$420

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,073	$753
Income taxes paid	—	—

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 24, 2005 which contains the Company’s audited consolidated financial statements for the year ended December 31, 2004. The unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in such Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions. Prior to the Company’s internal reorganization in the second quarter of 2004, the Company was a wholly-owned subsidiary of Waste Corporation of America, and the accompanying unaudited condensed consolidated financial statements for those periods have been prepared on a carve-out basis to represent the net assets and related historical results of the Company as if it were a stand-alone entity. General, administrative and overhead expenses have been allocated between the Company and Waste Corporation of America to reflect each entity’s portion of these expenses.

2. ACQUISITIONS

The Company completed the acquisition of Gecko Investments, LLC, located near suburban St. Louis, Missouri, on January 11, 2005. Gecko includes a collection operation and a municipal solid waste (MSW) landfill. Total consideration for this acquisition was approximately $12.2 million consisting of $5.5 million in cash, $1.5 million in 8% convertible debt and 510,515 shares of common stock valued at $5.2 million. Contemporaneously with the acquisition, certain sellers in the Gecko transaction and related entities purchased $2.5 million in 8% convertible debt for a net cash expenditure of $3.0 million.

The purchase price for this transaction has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

The Company’s condensed consolidated financial statements include the results of operations of the acquired business from its acquisition date. The acquisition was not significant (within the meaning of Regulation S-X) to the Company as a whole.

Based on the preliminary assessments of values for this acquisition, the Company reflected landfill cost of $10.5 million, identifiable intangibles of $0.7 million and goodwill of $0.3 million. Identifiable intangibles include customer lists which are amortized over their expected lives of an average of 20 years.

In addition to the above acquisition, during the three months ended March, 31, 2005, the Company remitted approximately $1.0 million in connection with an acquisition made in 2004 related to an earn-out arrangement. The expenditure has been treated as additional purchase price and has been allocated to goodwill.

Additionally, during January 2005, the Company entered into a definitive agreement to acquire two construction and demolition debris (C&D) landfills, two transfer stations and two materials recovery facilities (MRFs) in North Carolina. This acquisition was completed on April 1, 2005 for total consideration of approximately $38.5 million. An initial deposit payment in the amount of $1.7 million was made during the three months ended March 31, 2005 with the balance due at the time of closing.

3. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) will result in recognition of compensation expense beginning in the first quarter of 2006, and thus may impact the Company’s future results of operations.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.44%	2.8%
Volatility factor of stock price	0.35	0.37
Dividends	—	—
Option life	4 years	4 years
Calculated fair value per share	$3.35	$3.14

Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months
	Ended March 31,
	2005	2004
Net income, as reported	$708	$469
Plus: Stock-based compensation expense included in reported net income, net of tax	—	20
Less: Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(106)	(22)

Net income, pro forma	$602	$467

Earnings per share – basic and diluted:
As reported	$0.05	$0.06
Pro forma	$0.04	$0.06

4. EARNINGS PER SHARE

Basic and diluted earnings per share have been calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods. There were options and warrants to purchase 678,603 shares of common stock outstanding as of March 31, 2005 and none outstanding as of

March 31, 2004. Certain outstanding options and warrants to purchase 21,603 shares of common stock are anti-dilutive, and accordingly, are excluded from diluted earnings per share calculations. The computations of basic and diluted earnings per share are as follows:

	Three Months
	Ended March 31,
	2005	2004
Net income	$708	$469

Weighted average basic shares outstanding	15,305	8,000
Dilutive effect of options and warrants	21	—

Weighted average diluted shares outstanding	15,326	8,000

Earnings per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

In addition to the outstanding options and warrants, for the period ended March 31, 2005, approximately 635,728 shares of common stock equivalents related to convertible notes payable were excluded from the computation of diluted earnings per share as the results would be anti-dilutive.

5. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are as follows:

	March 31,	December 31,
	2005	2004
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin (5.13% and 4.74% at March 31, 2005 and December 31, 2004, respectively), due in 2009	$55,188	$46,900

Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2022, variable interest rate (4.33% and 4.04% at March 31, 2005 and December 31, 2004, respectively)	22,200	22,500

Notes payable to banks and financial institutions, interest ranging from 5.8% to 10.0%, payable monthly through August 2008	370	486

Seller note, with interest rate of 6%, due in May 2006	444	444

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	—

	85,202	73,330
Less: Debt discount	(85)	(87)

Less: Current portion	(1,328)	(1,429)

	$83,789	$71,814

As of March 31, 2005, the Company had $55.2 million outstanding under the revolving line of credit, $22.2 million in direct pay letter of credit and $4.4 million in other letters of credit issued, leaving $78.2 million in availability under its credit facility. The direct pay letter of credit is used to secure the debt associated with the Company’s tax-exempt Environmental Facilities Revenue Bonds. The remainder of the credit facility will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit that the Company must provide in the normal course of business and general corporate purposes.

In connection with the January 2005 acquisition of Gecko Investments, LLC, the Company issued convertible notes totaling $4.0 million. These notes and any accrued but unpaid interest are convertible into shares of common stock at the rate of $10.37 per share. The Company can force conversion if the closing price of the Company’s common stock exceeds $15.00 per share one year after their respective issuance date.

New Credit Agreements

On April 28, 2005 (the “Closing Date”), WCA Waste Systems, Inc. (“WSI”), the primary operating subsidiary of the Company, replaced its Fourth Amended and Restated Credit Agreement, dated as of December 21, 2004 (the “Fourth Restated Credit Agreement”), by entering into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto. On the Closing Date, WSI also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) with Wells Fargo, as administrative agent, and Ares Capital Corporation, as the primary lender. The following is a summary description of certain material terms of the Credit Agreements and, as such, is not complete. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for more information on the Credit Agreements.

The aggregate revolving credit commitments available under the First Lien Credit Agreement total $175 million, consisting of a $75 million revolving line of credit and a $100 million Term B loan (the “Term B Loan”). The Second Lien Credit Agreement provides for a second lien term loan in the amount of $25 million (the “Second Lien Term Loan”). Accordingly, the total credit available immediately under the Credit Agreements is $200 million. The proceeds of the Credit Agreements will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit and general corporate purposes. Subcategories under the revolving line of credit include a subfacility for standby letters of credit in the aggregate principal amount of up to $30 million and a swing line feature for up to $10 million for same day advances. The revolving credit loan under the First Lien Credit Agreement will mature on April 28, 2010 and the Term B Loan will mature on April 28, 2011 unless the commitments thereunder are terminated or prepaid in full at an earlier date. The Second Lien Credit Agreement will mature on October 28, 2011. The credit facilities bear interest at a base rate plus a variable margin rate depending on the overall leverage ration of the Company at the time of renewal.

As of April 29, 2005, WSI had fully drawn down the Term B Loan and the Second Lien Term Loan and had utilized approximately $26.9 million of the revolving facility for letters of credit, leaving it with $48.1 million in availability under the First Lien Credit Agreement revolving credit loan. This resulted in the Company having approximately $30.0 million in cash on hand. In connection with the closing of the new credit facilities, the Company will incur a charge to its earnings related to the write-off of a portion of its deferred financing costs during the second quarter of 2005.

6. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At March 31, 2005, the Company owned seven MSW landfills and eight C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of March 31, 2005.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At March 31, 2005, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

Closure and Post-Closure Obligations

The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for MSW facilities and up to five years for C&D facilities after final site closure.

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2004 to March 31, 2005.

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2004	$56,263	$2,223
Capital expenditures	1,432	—
Acquisition of landfill	10,470	6
Amortization expense	(1,261)	—
Obligations incurred and capitalized	61	61
Interest accretion	—	38

March 31, 2005	$66,965	$2,328

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2005	2004
Recorded amounts:
Current portion	$444	$443
Noncurrent portion	1,884	1,780

Total recorded	$2,328	$2,223

The Company’s total anticipated cost for closure and post-closure activities is $92.2 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the amount recorded would have been $11.1 million and $9.9 million at March 31, 2005 and December 31, 2004, respectively.

7. INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the three months ended March 31, 2005 based upon the Company’s anticipated 2005 annual effective income tax rate of 39.44%. Such rate differs from the statutory rate of 34% due to state income taxes and estimates of non-deductible expenses.

8. STOCKHOLDERS’ EQUITY

On January 11, 2005, the Company issued 510,515 new shares at an aggregate price of $10.26 per share to Gecko Investments as partial consideration for the acquisition. During March 2005, the Company issued 123,821 restricted shares which vest over three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2004 to March 31, 2005:

		Additional
	Common	Paid in	Unearned	Retained
	Stock	Capital	Compensation	Earnings	Total
December 31, 2004	$149	$72,849	$—	$1,575	$74,573
Net income	—	—	—	708	708
Issuance of shares to acquiree	5	5,233	—	—	5,238
Issuance of restricted shares to employees	1	1,225	(1,226)	—	—

March 31, 2005	$155	$79,307	$(1,226)	$2,283	$80,519

9. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
Collection:
Residential	$4,370	$2,582
Commercial	3,270	2,929
Roll-off	7,870	4,712
Other	—	68

Total Collection	15,510	10,291

Disposal	9,393	7,364
Less: Intercompany	(3,583)	(2,479)

Disposal, net	5,810	4,885

Transfer and other	3,667	2,317
Less: Intercompany	(2,102)	(1,602)

Transfer and other, net	1,565	715

Total Revenue	$22,885	$15,891

The table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/
	Missouri	Texas	Arkansas	Other	Corporate	Total
Three months ended March 31, 2005:
Revenue	$9,880	5,755	2,880	4,370	—	22,885
Depreciation and amortization	999	628	429	755	27	2,838
Total assets	61,194	28,979	27,387	39,514	22,950	180,024

	Kansas/
	Missouri	Texas	Arkansas	Other	Corporate	Total
Capital expenditures	1,547	274	39	839	47	2,746
Capital expenditures (Acquisitions)	11,249	—	—	—	—	11,249
Three months ended March 31, 2004:
Revenue	$8,759	3,849	2,045	1,238	—	15,891
Depreciation and amortization	806	504	283	319	21	1,933
Capital expenditures	769	396	565	189	3	1,922

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 24, 2005. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties please read “Risk Factors and Cautionary Statement About Forward-Looking Statements.” Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.

Overview

     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of March 31, 2005, we served approximately 150,000 commercial, industrial and residential customers in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee and Texas. We serve our customers through 20 collection operations, 13 transfer stations, seven municipal solid waste (MSW) landfills and eight construction and demolition (C&D) landfills. One of our transfer stations, one MSW landfill and one C&D landfill, are fully permitted but have not yet commenced operations. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by one of our competitors.

Acquisition Strategy

     Our future financial performance will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck –in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection operations and internalizing waste into the landfill.

     We intend to pursue our acquisition strategy with the borrowing capacity under our $200 million combined credit facility entered into in April 2005. We expect that our acquisition strategy will result in an annual revenue “run rate” of approximately $200 million and will triple our annual EBITDA “run rate” to approximately $60 million over the next three to four years. “Run rate” determinations are not audited or based on GAAP and are made based on estimations from information provided to us. Management determines the period over which to calculate a run rate based on factors they deem to be reasonable. Actual revenues may or may not equal the estimated run rate. Please read “Risk Factors and Cautionary Statement About Forward-Looking Statements.” We intend to pay for our acquisitions primarily with cash, including borrowings under our credit facilities. We may also issue shares of common stock in connection with acquisitions.

     From our initial public offering in June 2004 through the three month ended March 31, 2005, we completed eight acquisitions. The purchase price for these acquisitions consisted of $34.3 million of cash, $7.0 million of convertible debt and 773,673 restricted shares of our common stock. The following sets forth additional information regarding the acquisitions:

Company	Location	Completion date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service Power Waste Blount Recycling	Springfield, MO Birmingham, AL Birmingham, AL	August 17, 2004 August 31, 2004 September 3, 2004	Collection Collection Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection

Company	Location	Completion date	Operations
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill

     After giving effect to these acquisitions, at March 31, 2005, we operated a total of 15 landfills, 20 collection operations and 13 transfer stations, had approximately 240 routes and handled approximately 6,200 landfill tons per day at our landfills.

     On April 1, 2005, we acquired certain assets of MRR Southern, LLC for approximately $38.5 million (subject to certain working capital adjustments). We may also be required to pay up to an additional $3.0 million upon the achievement of certain earn-out provisions. This acquisition consisted of two C&D landfills in High Point, North Carolina and Wake County, North Carolina, two transfer stations (one combined with a materials recovery facility (MRF)) in Wake County, North Carolina, and one MRF in High Point, North Carolina. This acquisition expanded our presence into the Raleigh/Durham, North Carolina and Winston-Salem/Greensboro, North Carolina market areas.

     Additionally, we have entered into definitive agreements with four separate companies that will collectively have estimated annualized run rate revenue of approximately $4.6 million that are expected to be consummated by May 31, 2005. We are also currently negotiating the terms of an extension to an existing letter of intent with a company that, if acquired, would add an additional $9 million in run rate revenue. We also have several ongoing negotiations with other waste companies concerning potential acquisitions.

     The integration expenses associated with our acquisitions include expenses related to (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, and (iv) re-routing trucks and equipment. We expect that our acquisition program will significantly increase revenue and profit over the long-term. In the short-term, as expected, the cost of acquiring and integrating companies will continue to put pressure on operating results. Some synergies from tuck-in acquisitions can take as long as 12 months to be realized.

General

     Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Our revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Including first quarter acquisitions, our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2005 was 54.2% collection operations, 32.9% disposal, 12.9% transfer and other as compared to 51.5% collection operations, 36.9% disposal and 11.6% transfer and other for the three months ended March 31, 2004. The following table reflects our total revenue by source for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months
	Ended March 31,
	2005	2004
Collection:
Residential	$4,370	$2,582
Commercial	3,270	2,929
Roll-off	7,870	4,712
Other	—	68

Total Collection	15,510	10,291

Disposal	9,393	7,364
Less: Intercompany	(3,583)	(2,479)

Disposal, net	5,810	4,885

Transfer and other	3,667	2,317
Less: Intercompany	(2,102)	(1,602)

Transfer and other, net	1,565	715

Total Revenue	$22,885	$15,891

     Please read Note 9 to our condensed consolidated financial statements for certain geographic information related to our operations.

     We are currently evaluating the disposal prices that we charge at our 17 landfills (including landfills acquired from MRR) because we believe that improving landfill pricing could be an important factor in the long-term value of our landfills and in improving our operating results.

     Costs of services include, but are not limited to, labor, fuel and other operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third-party transportation expense and state and local waste taxes. We are self insured for a portion of our general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services.

     General and administrative expense includes the salaries and benefits of our corporate employees, certain centralized reporting and cash management costs and other overhead costs associated with our corporate office.

     Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangible assets over their useful lives using the straight-line method.

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

     Non-GAAP measures. Our management evaluates our performance and potential acquisition candidates based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense, income tax expense, depreciation and amortization. We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items are not relevant to our ongoing operations.

     We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

     Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a basis for incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit facility; and

•	in communications with investors, lenders, and others, concerning our financial performance.

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

	Three months ended
	March 31,
	2005	2004
Total EBITDA for reportable segments	$5,359	$3,980
Depreciation and amortization	(2,838)	(1,933)
Interest expense, net	(1,352)	(1,267)
Income tax provision	(461)	(311)

Net income	$708	$469

     In considering EBITDA results, our management also takes various adjustments (especially for non-operational expenses) into account in evaluating performance in order to provide it with what it believes to be a better view of ongoing operational performance. Thus, for example, in our evaluations we exclude the stock-based compensation charge of $30,000 ($20,000 net of tax benefit) in the prior year period as these are non-cash charges related to our former parent company’s outstanding stock option plan. We make similar adjustments in evaluating acquisition candidates for non-recurring items. The following presents a reconciliation of EBITDA to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2005	2004
Total EBITDA, per above	$5,359	$3,980
Stock-based compensation expense	—	30

Adjusted EBITDA	$5,359	$4,010

     Our EBITDA and Adjusted EBITDA, as we define them, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Revenue	$22,885	100.0%	$15,891	100.0%
Expenses:
Cost of services	15,746	68.8	10,562	66.4
Depreciation and amortization	2,838	12.4	1,933	12.2
Accretion expense	38	0.2	68	0.4
Stock-based compensation	—	—	30	0.1
Other general and administrative	1,746	7.6	1,252	7.9

Operating income	2,517	11.0	2,046	13.0

Interest expense, net	(1,352)	(5.9)	(1,267)	(8.0)
Other income, net	4	0.0	1	0.0
Income tax provision	(461)	(2.0)	(311)	(2.0)

Net income	$708	3.1%	$469	3.0%

     Revenue. Total revenue for the three months ended March 31, 2005 increased $7.0 million, or 44.0%, to $22.9 million from $15.9 million for the three months ended March 31, 2004. Acquisitions contributed $5.4 million of the increase while internal volume growth contributed $0.9 million, operational price increases contributed $0.4 million, and pricing from fuel surcharges added $0.3 million.

     Cost of services. Total cost of services for the three months ended March 31, 2005 increased $5.2 million, or 49.1%, to $15.7 million from $10.5 million for the three months ended March 31, 2004. Acquisitions and integration costs accounted for a majority of the increased cost of services. Additional cost increases were experienced with the increased cost of fuel. Moreover, fuel costs as a percentage of revenue increased from 4.2% in the first quarter of 2004 to 5.9% in the first quarter of 2005. Through our fuel surcharge, we have been able to recapture approximately 64% of these increased fuel costs.

     Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2005 increased $0.9 million, or 46.8%, to $2.8 million from $1.9 million for the three months ended March 31, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.

     Other general and administrative. Total other general and administrative expense for the three months ended March 31, 2005 increased $0.5 million, or 39.5%, to $1.7 million from $1.2 million for the three months ended March 31, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including legal, accounting, printing, travel, insurance and other costs, and our ongoing acquisition program.

     Interest expense, net. Interest expense, net for the three months ended March 31, 2005 increased $0.1 million, or 6.7%, to $1.4 million from $1.3 million for the same period in 2004. The increase relates to the higher average debt balance due to additional borrowings under our credit facility as well as seller notes issued in connection with acquisitions.

Liquidity and Capital Resources

     Our business and industry is capital intensive requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy will also require significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility. We plan to meet the capital requirements of our acquisition strategy from a variety of sources including cash on hand, borrowing capacity under our credit facility, seller notes, equity financings and debt financings.

     During the three months ended March 31, 2005, we completed one acquisition. Total consideration for this acquisition was approximately $12.2 million consisting of $5.5 million in cash, $1.5 million in 8% convertible debt and the issuance of 510,515 shares of common stock valued at $5.2 million. Contemporaneously with the acquisition, certain sellers and related entities purchased $2.5 million in 8% convertible debt. An additional payment of $1.0 million related to an earn-out provision for a 2004 acquisition was also made during the quarter. In addition, during the three months ended March 31, 2005, we made a deposit of $1.7 million on an acquisition which was completed on April 1, 2005. These funds came primarily from the use of our revolving credit facility as well as cash flow from operations.

     As of March 31, 2005, we had total outstanding debt of approximately $85.2 million, consisting primarily of approximately $22.2 million of tax-exempt environmental facilities revenue bonds, approximately $55.2 million outstanding under our credit facility and approximately $7.4 million of various seller notes associated with acquisitions. This represented an increase of $11.9 million over our total debt outstanding as of December 31, 2004. The increase in outstanding debt since December 31, 2004 was due primarily to amounts paid in connection with acquisitions.

     As of March 31, 2005, we had a working capital surplus of $1.8 million which had improved $3.3 million from a working capital deficit of $1.5 million as of December 31, 2004. The improvement is primarily due to timing differences in collection of receivables and payments of current liabilities. Our credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the swing-line feature of our credit facility to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the credit facility.

Credit Facility

     On April 28, 2005 (the “Closing Date”), WCA Waste Systems, Inc. (“WSI”), our primary operating subsidiary, replaced its Fourth Amended and Restated Credit Agreement, dated as of December 21, 2004 (the “Fourth Restated Credit Agreement”), by entering into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto. On the Closing Date, WSI also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) with Wells Fargo, as administrative agent, and Ares Capital Corporation, as the primary lender. In connection with the closing of the Credit Agreements, we will incur a charge to earnings related to the write-off of a portion of our deferred financing costs during the second quarter of 2005.

     The following is a summary description of the material terms of the Credit Agreements and, as such, is not complete and is qualified in its entirety by reference to Exhibits 10.12 and 10.13 to this quarterly report.

     The aggregate credit commitments available under the Credit Agreements total $200 million and include:

•	a $75 million revolving credit facility under the First Lien Credit Agreement, including subfacilities for:

o	standby letters of credit in the aggregate principal amount of up to $30.0 million; and

o	a swing line feature for up to $10.0 million for same day advances;

•	a $100 million Term B loan under the First Lien Credit Agreement (the “Term B Loan”); and

•	a $25 million second lien term loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”).

     WSI has the right to increase either the revolving or the Term B Loan under the First Lien Credit Agreement by an additional $25 million subject to certain conditions.

     As of April 29, 2005, WSI had fully drawn down the Term B Loan and the Second Lien Term Loan and had utilized approximately $26.9 million of the revolving facility for letters of credit, leaving it with approximately $30.0 million in cash on hand and $48.1 million in availability under the First Lien Credit Agreement revolving credit loan.

     WSI must make mandatory prepayments of outstanding indebtedness under the First Lien Credit Agreement in the amount of:

     (i) 100% of the net cash proceeds received from the sale of certain assets that are not replaced;

     (ii) 50% of the net cash proceeds from the issuance of any subordinated debt to the extent that such proceeds exceed $30 million (the terms of which must be satisfactory to Wells Fargo and a majority of the lenders);

     (iii) 50% of the net cash proceeds from the sale of any common stock of WCA Waste to the extent that such proceeds exceeds $65 million; and

     (iv) 100% of the net cash proceeds from the sale of any preferred stock or other non-common stock equity offering of WCA Waste.

     These payments are applied, first, to amounts owing on the Term B loan in the inverse order of maturity. WSI must make comparable paydowns on the Second Lien Credit Agreement after payment in full of the First Lien Credit Agreement.

     The revolving credit loan under the First Lien Credit Agreement will mature on April 28, 2010 and the Term B Loan will mature on April 28, 2011 unless the commitments thereunder are terminated or prepaid in full at an earlier date. The Second Lien Credit Agreement will mature on October 28, 2011.

     WSI’s obligations under the Credit Agreements are secured by the capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries. The obligations are also guaranteed by certain material subsidiaries of WCA Waste. Obligations under the Credit Agreements are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the Credit Agreements), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

     Indebtedness under any base rate loans (as defined in the First Lien Credit Agreement) carries interest at the higher of (i) the effective federal funds rate (as defined in the First Lien Credit Agreement) plus 1/2 of 1% or (ii) the rate of interest from time to time announced publicly by Wells Fargo, in San Francisco, California as its prime rate, plus the applicable margin for base rate loans (ranging from 0.75% to 2.00% depending on the leverage ratio). Indebtedness under any LIBOR loans (as defined in the First Lien Credit Agreement) carries interest at a rate per year (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the administrative agent to be equal to the quotient of (a) LIBOR (as defined in the First Lien Credit Agreement) divided by (b) one minus the reserve requirement (as defined in the First Lien Credit Agreement), plus the applicable margin for LIBOR loans (ranging from 1.75% to 3.00% depending on the leverage ratio). The commitment fee payable by WSI to the administrative agent for the benefit of the lenders on the daily average unused amount of the aggregate revolving credit commitment under the First Lien Credit Agreement ranges from 0.250% to 0.500% depending on WSI’s leverage ratio.

     The First Lien Credit Agreement contains numerous covenants with which WSI and the subsidiaries consolidated must comply, including several financial covenants and ratios. These include a leverage test, a senior leverage test, a net worth requirement and an adjusted EBIT test. The maximum leverage ratio (the ratio of funded debt to pro forma adjusted EBITDA) under the First Lien Credit Agreement must be not more than 5.00 to 1.00 until March 31, 2007, and 4.75 to 1.00 or less thereafter. The maximum senior funded debt leverage ratio under the First Lien Credit Agreement (the ratio of funded senior debt (all funded debt other than subordinated debt) to pro forma adjusted EBITDA) must be 4.25 to 1.00 or less from the Closing Date through the quarter ending March 31, 2007, decreasing in stages to a maximum of 3.25 to 1.0 or less for the quarter ending September 30, 2008 and for all quarters thereafter. The minimum net worth (as defined in the First Lien Credit Agreement) under the First Lien Credit Agreement is 85% of net worth on June 30, 2004, plus 50% of positive net income, plus 100% of the increase to net worth from the net cash proceeds from equity offerings, in each case, since June 30, 2004.

     The adjusted EBIT debt service ratio is the ratio of (i) adjusted EBIT (as defined in the First Lien Credit Agreement) for the four fiscal quarters ending on such date to (ii) (w) cash interest expense, plus (x) the current portion of capitalized leases for the following four fiscal quarters, plus (y) the current portion of principal payments of debt (as defined in the First Lien Credit Agreement) (excluding payments under the revolving credit notes under the First Lien Credit Agreement), required to be paid for the following four fiscal quarters plus (z) dividends paid by WSI to or for the benefit of WCA Waste to be used to pay the debt of WCA Waste. The required minimum adjusted EBIT debt service ratio under the First Lien Credit Agreement starts at a minimum of 1.25 to 1.00 from the Closing Date until the fiscal quarter ending September 30, 2007 and must be at least 1.50 to 1.00 at all times thereafter. The leverage ratio is measured at the level of WCA Waste and all of its subsidiaries, while the senior debt leverage ratio, Adjusted EBIT debt service ratio and all other financial ratios and tests are measured only from the level of WSI and its subsidiaries and exclude WCA Waste and other entities above WSI.

     Under the First Lien Credit Agreement, there is no limit for acquisition or expansion capital expenditures provided that the leverage ratio remains below 3.75 to 1.00 and $10 million is available under the revolving credit facility after the applicable expenditure. However, if the leverage ratio exceeds 3.75 to 1.00, the amount of an acquisition expenditure shall be limited to 20% of WCA Waste’s net worth unless expenditures above that amount are approved by a majority of the lenders.

     The Second Lien Credit Agreement contains obligations, covenants and restrictions similar to the First Lien Credit Agreement, and the same are designed to work together, provided, the financial ratios and tests in the Second Lien Credit Agreement are slightly more favorable to WSI, meaning that any violation of these tests or ratios would, in all probability, result in a default under the First Lien Credit Agreement before a default occurs under the Second Lien Credit Agreement.

     Other covenants in the Credit Agreements limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume or permit to exist certain liens; (ii) make certain investments, loans and advances; (iii) enter into any sale-leaseback transactions; (iv) materially change the nature of our business; (v) create, incur, assume or permit to exist certain leases; (vi) merge into or with or consolidate with any other person; (vii) sell, lease or otherwise dispose of all or substantially all of our property or assets; (viii) discount or sell any of our notes or accounts receivable; (ix) transact business with affiliates unless in the ordinary course of business and on arm’s length basis; (x) make certain negative pledges; and (xi) amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt. Included in such covenants is a prohibition against the payment of cash dividends by WSI to WCA Waste (or any intermediary) except for the limited purposes of debt repayment, meaning WCA Waste has very limited sources of cash. WCA Waste’s only source of cash to pay dividends is distributions from its subsidiaries and, therefore, its ability to declare or pay future cash dividends on its common stock would be subject to, among other factors, a relaxation of this prohibition.

Contractual Obligations

     There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2005 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 24, 2005.

     However, as noted above, subsequent to March 31, 2005, in connection with the execution of the Credit Agreements and our North Carolina acquisition, our total debt increased to $155.0 million as of April 30, 2005, as compared to $85.2 million as of March 31, 2005.

Cash Flows

     The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. The changes in working capital components were impacted by the continued expansion of our business. Other items impacting operating cash flows include depreciation and amortization as well as a portion of the stock-based compensation expense, each of which were non-cash expenses. Cash provided by operations for the three months ended March 31, 2005 and 2004 was $2.7 million and $4.1 million, respectively.

     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $9.3 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Investing cash flows in the three months ended March 31, 2005 also include a $1.7 million deposit on an acquisition completed on April 1, 2005, in addition to other costs associated with possible acquisitions.

     Cash used in financing activities during the three months ended March 31, 2005 and 2004 include borrowings under our credit facilities, repayments of debt in all periods, distributions to our former parent and financing costs associated with amendments to our credit facility in all periods. Proceeds from financing include the net proceeds from the use of the credit facility and seller notes.

Landfill Accounting Policy

Capitalized Landfill Costs

     At March 31, 2005, the Company owned seven MSW landfills and eight C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of March 31, 2005.

     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of March 31, 2005, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and third-party engineers.

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

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of March 31, 2005, we have included 56 million cubic yards of expansion airspace with estimated development costs of approximately $53.4 million in our calculation of the rates used for the amortization of landfill costs.

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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2005 and the year ended December 31, 2004:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2005	2004
Number of landfills owned	15	14

Landfill depletion and amortization expense (in thousands)	$1,261	$4,290
Accretion expense (in thousands)	38	257
Closure and post-closure expense (in thousands)	—	—

	1,299	4,547

Airspace consumed (in thousands of cubic yards)	728	2,623

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.78	$1.73

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not currently have any arrangements in place to reduce market exposure with respect to interest rates under our outstanding debt that bears interest at variable or floating rates. Therefore, we bear exposure to increases in interest rates and our major market risk exposure is changing interest rates and fluctuations in LIBOR. We have entered into interest rate swap agreements in the past, but not for trading purposes. As of March 31, 2005, we had debt outstanding that bears interest at variable or floating rates of approximately $77.4 million as compared to approximately $69.4 million as of December 31, 2004. Based on our outstanding variable or floating rate debt at March 31, 2005, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.8 million in annual interest charges.

     As of March 31, 2005, we were exposed to cash flow risk due to changes in interest rates with respect to $55.2 million in outstanding floating rate based loans under our credit facility and $22.2 million of tax-exempt bonds. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Facility” included elsewhere in the quarterly report on Form 10-Q for a discussion of our credit facility.

ITEM 4. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2005, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Please read Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (a) In January, 2005, as part of an earn-out agreement entered into in connection our acquisition of Gecko Investments, LLC, a municipal solid waste company located near suburban St. Louis, Missouri, we issued 82,474 restricted shares of our common stock to the owners of Gecko Investments. Please read Notes 2 and 8 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding this acquisition and stock issuance. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for this transaction.

     In April 2005, we issued 52,220 restricted shares of our common stock to certain of our officers and employees under the 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for this transaction.

(b) Not applicable.

(c) Not applicable.

ITEM 6. EXHIBITS.

#*2.1	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

+2.2	First Amendment to Membership Interest Purchase Agreement, dated March 30, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P.

10.1	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.3 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.2	Employment Agreement March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.3	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.4	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.5	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

*10.6	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew

Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.7	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.8	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.9	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

+10.10	Reimbursement Agreement, dated as of August 30, 2002, among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association.

+10.11	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank, National Association.

+10.12	First Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, Comerica Bank, as syndication agent, and the other lenders party thereto.

+10.13	Second Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders thereto.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.

*	Confidential treatment has been requested with respect to certain information contained in this agreement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, WCA Waste agrees to furnish supplemental a copy of any omitted exhibit or schedule to the Commission upon request.

     WCA Waste hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii)(A), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the registrant’s total consolidated assets.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION

By:	/s/ Charles A. Casalinova

Charles A. Casalinova
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

By:	/s/ Kevin D. Mitchell

Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)

Date: May 13, 2005

EXHIBIT INDEX

#*2.1	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

+2.2	First Amendment to Membership Interest Purchase Agreement, dated March 30, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P.

10.1	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.3 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.2	Employment Agreement March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.3	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.4	Employment Agreement dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.5	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

*10.6	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.7	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.8	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.9	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to WCA Waste’s Annual Report on Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

+10.10	Reimbursement Agreement, dated as of August 30, 2002, among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association.

+10.11	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank, National Association.

+10.12	First Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, Comerica Bank, as syndication agent, and the other lenders party thereto.

+10.13	Second Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders thereto.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.

*	Confidential treatment has been requested with respect to certain information contained in this agreement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, WCA Waste agrees to furnish supplemental a copy of any omitted exhibit or schedule to the Commission upon request.

     WCA Waste hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii)(A), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the registrant’s total consolidated assets.