Form 10-Q
period 2005-06-30
WCA WASTE CORP
filed 2005-08-09
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ______________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 8, 2005, there were 15,558,925 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding.

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
     Thus, for example, our future financial performance will depend significantly on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:
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
     In our annual report on Form 10-K for the year ended December 31, 2004 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”), we describe these and other risks in greater detail in the section entitled “Business—Risk Factors.” We refer you to that filing for additional information on these risks.
     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,699	$272
Accounts receivable, net of allowance for doubtful accounts of $512 (unaudited) and $575, respectively	13,927	9,039
Prepaid expenses and other	3,900	4,808

Total current assets	20,526	14,119
Property and equipment, net of accumulated depreciation and amortization of $38,434 (unaudited) and $32,157, respectively	146,059	90,521
Goodwill, net	52,694	47,510
Intangible assets, net	4,226	3,019
Costs incurred on possible acquisitions	350	320
Deferred financing costs, net	3,468	2,823
Deferred tax assets	1,537	2,557
Other assets	3,115	2,898

Total assets	$231,975	$163,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,327	$6,081
Accrued liabilities	8,323	5,556
Accrued closure and post-closure liabilities	446	443
Note payable	850	2,091
Current maturities of long-term debt	1,561	1,429

Total current liabilities	17,507	15,600

Long-term debt, less current maturities and discount	130,942	71,814
Accrued closure and post-closure liabilities	1,988	1,780

Total liabilities	150,437	89,194
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 15,559 and 14,853 shares, respectively	156	149
Additional paid-in capital	79,946	72,849
Unearned compensation	(1,729)	—
Retained earnings	3,165	1,575

Total stockholders’ equity	81,538	74,573

Total liabilities and stockholders’ equity	$231,975	$163,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$29,052	$17,114	$51,937	$33,005
Expenses:
Cost of services	17,866	11,365	33,612	21,927
Depreciation and amortization	3,613	2,078	6,451	4,011
Accretion expense	38	60	76	128
General and administrative:
Stock-based compensation	137	11,502	137	11,532
Other general and administrative	2,145	1,114	3,891	2,366

	23,799	26,119	44,167	39,964

Operating income (loss)	5,253	(9,005)	7,770	(6,959)

Other income (expense):
Interest expense, net	(2,527)	(1,261)	(3,879)	(2,528)
Write-off of deferred financing costs and debt discount	(1,294)	—	(1,294)	—
Other	9	97	13	98

	(3,812)	(1,164)	(5,160)	(2,430)

Income (loss) before income taxes	1,441	(10,169)	2,610	(9,389)
Income tax (provision) benefit	(559)	3,496	(1,020)	3,185

Net income (loss)	$882	$(6,673)	$1,590	$(6,204)

Earnings per share — basic and diluted	$0.06	$(0.77)	$0.10	$(0.75)

Weighted average shares outstanding :
Basic	15,362	8,652	15,334	8,326
Diluted	15,372	8,652	15,362	8,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,590	$(6,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,451	4,011
Non-cash compensation charge	137	6,849
Amortization of deferred financing costs and debt discount	255	289
Write-off of deferred financing costs and debt discount	1,294	—
Deferred tax provision (benefit)	1,020	(3,185)
Provision and accretion expense for closure and post-closure obligations	76	128
Gain on sale of assets	(13)	(98)
Interest rate swap	—	(10)
Prepaid disposal usage	717	138
Costs of terminated acquisitions	17	—
Change in operating assets and liabilities:
Accounts receivable	(3,797)	(888)
Prepaid expenses and other	101	949
Accounts payable and other liabilities	1,559	428

Net cash provided by operating activities	9,407	2,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(53,354)	—
Proceeds from sale of fixed assets	20	113
Capital expenditures	(7,685)	(5,447)
Cost incurred on possible acquisitions	(47)	(14)

Net cash used in investing activities	(61,066)	(5,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	127,500	15,500
Principal payments on long-term debt	(22,927)	(11,914)
Principal payments of note payable	(1,480)	(562)
Net change in revolving line of credit	(46,900)	(33,263)
Repayment of Waste Management, Inc. note	—	(13,343)
Distribution and transfers to former parent, net	—	(6,340)
Proceeds from issuance of common stock	—	57,271
Deferred financing costs	(2,107)	(1,522)

Net cash provided by financing activities	54,086	5,827

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,427	2,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	272	105

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,699	$2,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,537	$2,509
Income taxes paid	—	—

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
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 24, 2005 which contains the Company’s audited consolidated financial statements for the year ended December 31, 2004. The unaudited condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in such Form 10-K.
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
2. ACQUISITIONS
The Company completed five acquisitions during the three months ended June 30, 2005. They included two collection operations in Missouri, two collection operations in North Carolina as well as an acquisition of certain assets from MRR Southern consisting of two construction and demolition (C&D) landfills, two transfer stations and two materials recovery facilities (MRFs). Total consideration for these five acquisitions was approximately $48.0 million.
During the six months ended June 30, 2005, we completed the five acquisitions discussed above that occurred during the three months ended June 30, 2005, as well as another acquisition that closed in January 2005. In that acquisition, we acquired the membership interests in Gecko Investments, LLC. The consideration for the purchase of the Gecko membership interests consisted of approximately $5.5 million in cash (including debt of Gecko paid off at the closing), 510,515 restricted shares of our common stock and convertible notes in the aggregate principal amount of $1.5 million.
The purchase price for these transactions has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisitions, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

Based on the preliminary assessments of values for these acquisitions, the Company reflected landfill cost of $36.8 million, other fixed assets of $5.1 million, identifiable intangibles of $1.2 million, goodwill of $4.1 million and working capital of $0.8 million. Identifiable intangibles include customer lists which are amortized over their expected lives of an average of 20 years. Included in the above allocated amounts, the MRR sellers have earned an additional $1.5 million which was paid in cash in August 2005. Accordingly, this additional consideration is accrued in the consolidated financial statements as of June 30, 2005.
The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition dates. Only the acquisition from MRR Southern was significant (within the meaning of Regulation S-X) to the Company as a whole. The following unaudited pro forma comparison has been prepared assuming that the MRR Southern acquisition had occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future. One of the two MRR Southern landfills began operating in October 2003 and the other began operating in February 2004. At the time of their opening, a limited volume of waste was being received and therefore the historical results of operations do not reflect the level of activity that was in effect at the time of the acquisition nor have any pro forma adjustments been made to reflect such current or anticipated future volume levels.

	Six Months Ended June 30,
	2005	2004
Revenue	$53,723	$35,531
Net Income (loss)	$1,695	$(6,364)
Earnings Per Share:
Basic	$0.11	$(0.76)
Diluted	$0.11	$(0.76)
3. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company does not record compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of the common stock on the date of grant. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) will result in recognition of compensation expense beginning in the first quarter of 2006, and thus may impact the Company’s future results of operations.
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

Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$882	$(6,673)	$1,590	$(6,204)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	—	7,476	—	7,496
Less: Stock-based compensation expense pursuant to SFAS 123 on canceled options and warrants, net of tax	—	(7,551)	—	(7,551)
Less: Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(107)	(29)	(213)	(52)

Net income (loss), pro forma	$775	$(6,777)	$1,377	$(6,311)

Earnings per share:
Basic
As reported	$0.06	$(0.77)	$0.10	$(0.75)
Pro forma	$0.05	$(0.78)	$0.09	$(0.76)
Diluted
As reported	$0.06	$(0.77)	$0.10	$(0.75)
Pro forma	$0.05	$(0.78)	$0.09	$(0.76)
4. EARNINGS PER SHARE
Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. There were options and warrants to purchase 658,603 shares of common stock outstanding as of June 30, 2005 and 891,242 shares outstanding as of June 30, 2004. The computations of basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$882	$(6,673)	$1,590	$(6,204)

Weighted average basic shares outstanding	15,362	8,652	15,334	8,326
Dilutive effect of options and warrants	10	—	28	—

Weighted average diluted shares outstanding	15,372	8,652	15,362	8,326

Earnings per share:
Basic	$0.06	$(0.77)	$0.10	$(0.75)
Diluted	$0.06	$(0.77)	$0.10	$(0.75)
In addition to the outstanding options and warrants, for the periods ended June 30, 2005 approximately 635,728 shares of common stock equivalents related to convertible notes payable were excluded from the computation of diluted earnings per share as the results would be anti-dilutive.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
Term B Loan, principal payable $250,000 per quarter, maturing in April 2011, variable interest rate based on LIBOR plus a margin (6.17% at June 30, 2005)	$99,750	$—
Second Lien Credit Agreement, maturing in October 2011, variable interest rate based on LIBOR plus a margin (9.12% at June 30, 2005)	25,000	—
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin (4.74% at December 31, 2004)	—	46,900
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2022, variable interest rate (4.04% at December 31, 2004)	—	22,500
Notes payable to banks and financial institutions, interest ranging from 5.8% to 10.0%, payable monthly through August 2008	309	486
Seller note, with interest rate of 6%, due in May 2006	444	444
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	—

	132,503	73,330
Less: Debt discount	—	(87)
Less: Current portion	(1,561)	(1,429)

	$130,942	$71,814

April 2005 Credit Agreements
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
The total credit available immediately under the Credit Agreements is $200 million. The aggregate revolving credit commitments available under the First Lien Credit Agreement total $175 million, consisting of a $75 million revolving line of credit and a $100 million Term B loan (the “Term B Loan”). The Second Lien Credit Agreement provides for a second lien term loan in the amount of $25 million (the “Second Lien Term Loan”). The proceeds of the Credit Agreements will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit, general corporate purposes, and the repayment of other long-term debt obligations. Subcategories under the revolving line of credit include a subfacility for standby letters of credit in the aggregate principal amount of up to $30 million and a swing line feature for up to $10 million for same day advances. The revolving line of credit under the First Lien Credit Agreement will mature on April 28, 2010 and the Term B Loan will mature on April 28, 2011 unless the commitments thereunder are terminated or prepaid in full at an earlier date. The Second Lien Credit Agreement will mature on October 28, 2011. The credit facilities bear interest at a base rate plus a variable margin rate depending on the overall leverage ration of the Company at the time of renewal.
As of June 30, 2005, the Company had $70.6 million of capacity available under its revolving line of credit. The utilized portion relates to $4.4 million in other letters of credit issued.

During the quarter ended June 30, 2005, the Company wrote off $1.3 million of deferred financing costs and debt discount in connection with the restructuring of our credit facility in April 2005 and the repayment of the Environmental Facilities Revenue Bonds in June 2005.
Other 2005 Long-term Debt Transactions
On June 1, 2005, the Company fully repaid all of its outstanding Environmental Facilities Revenue Bonds with the proceeds from the Credit Agreements.
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
6. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At June 30, 2005, the Company owned seven MSW landfills and ten C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of June 30, 2005.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At June 30, 2005, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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

The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2004 to June 30, 2005.

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2004	$56,263	$2,223
Capital expenditures	3,839	—
Acquisition of landfill	45,782	8
Amortization expense	(3,094)	—
Obligations incurred and capitalized	127	127
Interest accretion	—	76

June 30, 2005	$102,917	$2,434

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2005	2004
Recorded amounts:
Current portion	$446	$443
Noncurrent portion	1,988	1,780

Total recorded	$2,434	$2,223

The Company’s total anticipated cost for closure and post-closure activities is $95.0 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace, the amount recorded would have been $11.3 million and $9.9 million at June 30, 2005 and December 31, 2004, respectively.
7. INCOME TAXES
The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the six months ended June 30, 2005 based upon the Company’s anticipated 2005 annual effective income tax rate of 39.07%. Such rate differs from the statutory rate of 34% primarily due to state income taxes and estimates of non-deductible expenses.
8. STOCKHOLDERS’ EQUITY
On January 11, 2005, the Company issued 510,515 new shares at an aggregate price of $10.26 per share to Gecko Investments as partial consideration for the acquisition. During 2005, the Company has issued 194,989 restricted shares under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan which vest over time ranging from one to three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2004 to June 30, 2005:

		Additional
	Common	Paid-in	Unearned	Retained
	Stock	Capital	Compensation	Earnings	Total
December 31, 2004	$149	$72,849	$—	$1,575	$74,573
Net income	—	—	—	1,590	1,590
Issuance of shares to acquiree	5	5,233	—	—	5,238
Issuance of restricted shares to employees and directors	2	1,864	(1,866)	—	—
Accretion of unearned compensation	—	—	137	—	137

June 30, 2005	$156	$79,946	$(1,729)	$3,165	$81,538

9. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Collection:
Residential	$4,530	$2,424	$8,900	$5,006
Commercial	3,441	2,995	6,711	5,924
Roll-off	9,350	5,144	17,220	9,856
Other	—	120	—	188

Total Collection	17,321	10,683	32,831	20,974

Disposal	13,133	8,214	22,526	15,578
Less: Intercompany	(4,826)	(2,963)	(8,409)	(5,442)

Disposal, net	8,307	5,251	14,117	10,136

Transfer and other	6,084	2,945	9,751	5,262
Less: Intercompany	(2,660)	(1,765)	(4,762)	(3,367)

Transfer and other, net	3,424	1,180	4,989	1,895

Total Revenue	$29,052	$17,114	$51,937	$33,005

The table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Other	Corporate	Total
Three months ended June 30, 2005:
Revenue	$11,560	6,681	3,103	2,731	4,977	—	29,052
Depreciation and amortization	1,234	686	455	457	747	34	3,613
Capital expenditures	1,328	1,085	785	372	1,270	99	4,939
Capital expenditures (Acquisitions)	1,662	—	—	41,178	—	—	42,840
Three months ended June 30, 2004:
Revenue	$9,351	4,081	2,126	—	1,556	—	17,114
Depreciation and amortization	881	512	247	—	415	23	2,078
Capital expenditures	1,443	663	642	—	770	7	3,525

Six months ended June 30, 2005:
Revenue	$21,440	12,436	5,983	2,731	9,347	—	51,937
Depreciation and amortization	2,233	1,314	884	457	1,502	61	6,451
Capital expenditures	2,875	1,359	824	372	2,109	146	7,685
Capital expenditures (Acquisitions)	12,911	—	—	41,178	—	—	54,089
Six months ended June 30, 2004:
Revenue	$18,110	7,930	4,171	—	2,794	—	33,005
Depreciation and amortization	1,687	1,016	530	—	734	44	4,011
Capital expenditures	2,212	1,059	1,207	—	959	10	5,447

Total assets:
June 30, 2005	$64,971	30,023	27,606	46,489	40,320	22,566	231,975
December 31, 2004	47,668	28,130	27,696	—	39,035	21,238	163,767

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
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of June 30, 2005, we served approximately 156,000 commercial, industrial and residential customers in Alabama, Arkansas, Kansas, Missouri, North Carolina, South Carolina, Tennessee and Texas. We serve our customers through 22 collection operations, 16 transfer stations/materials recovery facilities (MRFs), seven municipal solid waste (MSW) landfills and ten construction and demolition (C&D) landfills. Two of our transfer stations, one MSW landfill and one C&D landfill, are fully permitted but have not yet commenced operations. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by others.
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
     We intend to pursue our acquisition strategy with the borrowing capacity under our $200 million combined credit facility entered into in April 2005. We expect that our acquisition strategy will result in an annual revenue “run rate” of approximately $200 million and will increase our annual EBITDA “run rate” to approximately $60 million over the next three to four years after our initial public offering. “Run rate” determinations are not audited or based on GAAP and are made based on estimations from information provided to us. Management determines the period over which to calculate a run rate based on factors they deem to be reasonable. Actual revenues may or may not equal the estimated run rate. Please read “Risk Factors and Cautionary Statement About Forward-Looking Statements.” We intend to pay for our acquisitions primarily with cash, including borrowings under our credit facilities. We may also issue shares of common stock in connection with acquisitions. For information on our other financial objectives for 2005, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—2005 Financial Objectives” in our annual report on Form 10-K for the year ended December 31, 2004.
     Since completing our initial public offering in June 2004 through the six months ended June 30, 2005, we have completed 13 acquisitions. The purchase price for these acquisitions consisted of $84.7 million of cash, $7.0 million of convertible debt and 773,673 restricted shares of our common stock. The following sets forth additional information regarding the acquisitions:

Company	Location	Completion date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
     After giving effect to these acquisitions, at June 30, 2005, we operated a total of 17 landfills, 22 collection operations and 16 transfer stations/MRFs, had approximately 261 routes and handled approximately 8,600 landfill tons per day at our landfills.
     During the three months ended June 30, 2005, we completed five acquisitions. Total consideration for these acquisitions was approximately $48.0 million consisting mainly of $46.5 million in cash. An additional payment of $1.5 million related to an earn-out provision for the MRR Southern acquisition (discussed below) was also accrued during the second quarter of 2005.
     On April 1, 2005, we acquired certain assets of MRR Southern for approximately $40.0 million. We may also be required to pay up to an additional $3.0 million upon the achievement of certain earn-out provisions. As of June 30, 2005, MRR Southern had earned $1.5 million pursuant to the earn-out provisions which was paid in cash in August 2005. The acquisition consisted of two C&D landfills in High Point, North Carolina and Wake County, North Carolina, two transfer stations (one combined with a MRF) in Wake County, North Carolina, and one MRF in High Point, North Carolina. This acquisition expanded our presence into the Raleigh/Durham, North Carolina and Winston-Salem/Greensboro, North Carolina market areas.
     In May 2005, we expanded our presence in the North Carolina and Missouri markets through the tuck-in acquisition of four collection operations for total consideration of $6.5 million.
     During the six months ended June 30, 2005, we completed the five acquisitions discussed above that occurred during the three months ended June 30, 2005, as well as another acquisition that closed in January 2005. In that acquisition, we acquired the membership interests in Gecko Investments, LLC. The consideration for the purchase of the Gecko membership interests consisted of approximately $5.5 million in cash (including debt of Gecko paid off at the closing), 510,515 restricted shares of our common stock and convertible notes in the aggregate principal amount of $1.5 million.
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
General
     Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Including acquisitions completed during the second quarter of 2005, our revenue segmentation (before elimination of intercompany revenue) for the three months ended June 30, 2005 was 47.4% collection operations, 35.9% disposal, 16.7% transfer and other as compared to 48.9% collection operations, 37.6% disposal and 13.5% transfer and other for the three months ended June 30, 2004. Including acquisitions completed during the first and second quarters of 2005, our revenue segmentation (before elimination of intercompany revenue) for the six months ended June 30, 2005 was 50.4% collection operations, 34.6% disposal, 15.0% transfer and other as compared to 50.2% collection operations, 37.3% disposal and 12.5% transfer and other for the six months ended June 30, 2004. The following table reflects our total revenue by source for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Collection:
Residential	$4,530	$2,424	$8,900	$5,006
Commercial	3,441	2,995	6,711	5,924
Roll-off	9,350	5,144	17,220	9,856
Other	—	120	—	188

Total Collection	17,321	10,683	32,831	20,974

Disposal	13,133	8,214	22,526	15,578
Less: Intercompany	(4,826)	(2,963)	(8,409)	(5,442)

Disposal, net	8,307	5,251	14,117	10,136

Transfer and other	6,084	2,945	9,751	5,262
Less: Intercompany	(2,660)	(1,765)	(4,762)	(3,367)

Transfer and other, net	3,424	1,180	4,989	1,895

Total Revenue	$29,052	$17,114	$51,937	$33,005

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

Non-GAAP Measures
     Our management evaluates our performance and potential acquisition candidates based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense (including the write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization.
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
     In March 2003, the Securities and Exchange Commission, or Commission, adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the Commission, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. The following presents a reconciliation of the total EBITDA to net income (loss) (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Total EBITDA for reportable segments	$8,875	$(6,830)	$14,234	$(2,850)
Depreciation and amortization	(3,613)	(2,078)	(6,451)	(4,011)
Interest expense, net	(2,527)	(1,261)	(3,879)	(2,528)
Write-off of deferred financing costs and debt discount	(1,294)	—	(1,294)	—
Income tax (provision) benefit	(559)	3,496	(1,020)	3,185

Net income (loss)	$882	$(6,673)	$1,590	$(6,204)

     In considering EBITDA results, our management also takes various adjustments (especially for non-operational expenses) into account in evaluating performance in order to provide it with what it believes to be a better view of ongoing operational performance. Thus, for example, in our evaluations we exclude the stock-based compensation charge of $11.5 million ($7.5 million net of tax benefit) in the prior year period as these are non-cash charges related to our former parent company’s outstanding stock option plan. We do not exclude stock-based compensation expense related to our restricted share plan as it is a recurring expense. We make similar adjustments in evaluating acquisition candidates for non-recurring items. The following presents a reconciliation of EBITDA to Adjusted EBITDA (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Total EBITDA, per above	$8,875	$(6,830)	$14,234	$(2,850)
Stock-based compensation charge	—	11,502	—	11,532

Adjusted EBITDA	$8,875	$4,672	$14,234	$8,682

     Our EBITDA and Adjusted EBITDA, as we define them, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,
	2005		2004
Revenue	$29,052	100.0%	$17,114	100.0%
Expenses:
Cost of services	17,866	61.5	11,365	66.4
Depreciation and amortization	3,613	12.4	2,078	12.1
Accretion expense	38	0.1	60	0.4
Stock-based compensation	137	0.5	11,502	67.2
Other general and administrative	2,145	7.4	1,114	6.5

Operating income (loss)	5,253	18.1	(9,005)	(52.6)

Interest expense, net	(2,527)	(8.7)	(1,261)	(7.4)
Write-off of deferred financing costs and debt discount	(1,294)	(4.5)	—	—
Other income, net	9	0.0	97	0.6
Income tax (provision) benefit	(559)	(1.9)	3,496	20.4

Net income (loss)	$882	3.0%	$(6,673)	(39.0)%

     Revenue. Total revenue for the three months ended June 30, 2005 increased $11.9 million, or 69.8%, to $29.0 million from $17.1 million for the three months ended June 30, 2004. Acquisitions contributed $9.1 million of the increase while internal volume growth contributed $1.5 million, operational price increases contributed $0.9 million, and pricing from fuel surcharges added $0.4 million.
     Cost of services. Total cost of services for the three months ended June 30, 2005 increased $6.5 million, or 57.2%, to $17.9 million from $11.4 million for the three months ended June 30, 2004. The increased cost of services is primarily a result of acquisitions. While cost of services increased in total, they have decreased to 61.5% of revenue from 66.4% during the same period last year. This decrease is primarily attributed to a reduction in insurance costs due to lower claim volumes. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 4.5% in the second quarter of 2004 to 5.9% in the second quarter of 2005.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2005 increased $1.5 million, or 73.9%, to $3.6 million from $2.1 million for the three months ended June 30, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. We recognized a compensation charge of $11.5 million during the three months ended June 30, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants. The stock-based compensation expense during the three months ended June 30, 2005 relates to earned compensation under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the three months ended June 30, 2005 increased $1.0 million, or 92.5%, to $2.1 million from $1.1 million for the three months ended June 30, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including additional support staff, legal, accounting, compliance with the Sarbanes-Oxley Act of 2002, printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program.
     Interest expense, net. Interest expense, net for the three months ended June 30, 2005 increased $1.2 million to $2.5 million from $1.3 million for the same period in 2004. The increase relates to the higher average debt balance outstanding as a result of additional borrowings under our credit facilities as well as seller notes issued in connection with acquisitions.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005.
     Income tax (provision) benefit. Income tax (provision) benefit for the three months ended June 30, 2005 as a percentage of pre-tax income (loss) was 38.8% as compared to 34.4% for the three months ended June 30, 2004. The rate in the prior year period reflects the lower tax benefit applied to the $11.5 million stock-based compensation charge, as well as the impact of non-deductible expenses reducing our net loss for tax purposes. The rate in the current year period adjusts the projected year to date rate to approximately 39.1%.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005		2004
Revenue	$51,937	100.0%	$33,005	100.0%
Expenses:
Cost of services	33,612	64.7	21,927	66.4
Depreciation and amortization	6,451	12.4	4,011	12.2
Accretion expense	76	0.1	128	0.4
Stock-based compensation	137	0.3	11,532	34.9
Other general and administrative	3,891	7.5	2,366	7.2

Operating income (loss)	7,770	15.0	(6,959)	(21.1)

Interest expense, net	(3,879)	(7.5)	(2,528)	(7.7)
Write-off of deferred financing costs and debt discount	(1,294)	(2.5)	—	—
Other income, net	13	0.0	98	0.3
Income tax (provision) benefit	(1,020)	(1.9)	3,185	9.7

Net income (loss)	$1,590	3.1%	$(6,204)	(18.8)%

     Revenue. Total revenue for the six months ended June 30, 2005 increased $18.9 million, or 57.4%, to $51.9 million from $33.0 million for the six months ended June 30, 2004. Acquisitions contributed $15.5 million of the increase while internal volume growth contributed $1.0 million, operational price increases contributed $1.8 million, and pricing from fuel surcharges added $0.6 million.
     Cost of services. Total cost of services for the six months ended June 30, 2005 increased $11.7 million, or 53.3%, to $33.6 million from $21.9 million for the six months ended June 30, 2004. Acquisitions and integration costs accounted for a majority of the increased cost of services. While cost of services increased in total, they have decreased to 64.7% of revenue from 66.4% during the same period last year. This decrease is primarily attributed to a reduction in insurance costs due to lower claim volumes. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 4.4% in the first six months of 2004 to 5.9% in the first six months of 2005.
     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2005 increased $2.4 million, or 60.8%, to $6.4 million from $4.0 million for the six months ended June 30, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. We recognized a compensation charge of $11.5 million during the six months ended June 30, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants. The stock-based compensation expense during the six months ended June 30, 2005 relates to earned compensation under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the six months ended June 30, 2005 increased $1.5 million, or 64.4%, to $3.9 million from $2.4 million for the six months ended June 30, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including legal, accounting, compliance with the Sarbanes-Oxley Act of 2002, printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program.

     Interest expense, net. Interest expense, net for the six months ended June 30, 2005 increased $1.4 million, or 53.4%, to $3.9 million from $2.5 million for the same period in 2004. The increase relates to the higher average debt balance outstanding as a result of additional borrowings under our credit facilities as well as seller notes issued in connection with acquisitions.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005.
     Income tax (provision) benefit. Income tax (provision) benefit for the six months ended June 30, 2005 as a percentage of pre-tax income (loss) was 39.1% as compared to 33.9% for the six months ended June 30, 2004. The rate in the prior year period reflects the lower tax benefit applied to the $11.5 million stock-based compensation charge, as well as the impact of non-deductible expenses reducing our net loss for tax purposes. The rate in the current year period reflects the current projected annual tax rate for 2005.
Liquidity and Capital Resources
     Our business and industry is capital intensive requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy will also require significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility. We plan to meet the capital requirements of our acquisition strategy from a variety of sources including cash on hand, borrowing capacity under our credit facilities, seller notes, equity issuances and debt financings.
     During the three months ended June 30, 2005, we completed five acquisitions. Total consideration for these acquisitions was approximately $48.0 million consisting mainly of $46.5 million in cash. These funds came primarily from the use of our revolving credit facility as well as cash flow from operations. An additional cash payment of $1.5 million related to an earn-out provision for the MRR Southern acquisition was also accrued during the second quarter of 2005 and was subsequently paid in August 2005.
     As of June 30, 2005, we had total outstanding long-term debt of approximately $132.5 million, consisting primarily of approximately $124.8 million outstanding under our credit facility and approximately $7.4 million of various seller notes associated with acquisitions. This represented an increase of $59.2 million over our total debt outstanding as of December 31, 2004. The increase in outstanding debt since December 31, 2004 was due primarily to amounts paid in connection with acquisitions.
     As of June 30, 2005, we had a working capital surplus of $3.0 million that had improved $4.5 million from a working capital deficit of $1.5 million as of December 31, 2004. The improvement can be attributed to the recent restructuring and funding of the credit facilities as well as timing differences in collection of receivables and payments of current liabilities. Our First Lien Credit Agreement (as described below) includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the available swing-line feature of our First Lien Credit Agreement to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the First Lien Credit Agreement.
     As of June 30, 2005, we had $70.6 million in available capacity under the revolving porting of the First Lien Credit Agreement.
Credit Agreements
     On April 28, 2005 (the “Closing Date”), WCA Waste Systems, Inc. (“WSI”), our primary operating subsidiary, replaced its Fourth Amended and Restated Credit Agreement, dated as of December 21, 2004 (the “Fourth Restated Credit Agreement”), by entering into a First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, Comerica Bank, as syndication agent, and the lenders party thereto. On the Closing Date, WSI also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) with Wells Fargo, as administrative agent, and Ares Capital Corporation, as the lender. In connection with the closing of the Credit Agreements and the subsequent repayment of our Environmental Facilities Revenue Bonds, we incurred a charge to earnings of $0.8 million, net of tax, related to the write-off of a portion of our deferred financing costs and debt discount during the second quarter of 2005.
     The following is a summary description of the material terms of the Credit Agreements and, as such, is not complete and is qualified in its entirety by reference to Exhibits 10.2 and 10.3 to this quarterly report.
     The aggregate credit commitments available under the Credit Agreements total $200 million and include:
•	a $75 million revolving credit facility under the First Lien Credit Agreement, including subfacilities for:
o	standby letters of credit in the aggregate principal amount of up to $30.0 million; and

o	a swing-line feature for up to $10.0 million for same day advances;
•	a $100 million Term B loan under the First Lien Credit Agreement (the “Term B Loan”); and

•	a $25 million second lien term loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”).
     WSI has the right to increase either the revolving or the Term B Loan under the First Lien Credit Agreement by an additional $25 million subject to certain conditions.
     As of June 30, 2005, WSI had fully drawn down the Term B Loan and the Second Lien Term Loan, leaving it with $70.6 million in availability under the First Lien Credit Agreement revolving credit facility.
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
     (iii) 50% of the net cash proceeds from the sale of any common stock of WCA Waste to the extent that such proceeds exceed $65 million; and
     (iv) 100% of the net cash proceeds from the sale of any preferred stock or other non-common stock equity offering of WCA Waste.
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
Other
     On June 1, 2005, we fully repaid the $22.2 million of outstanding Environmental Facilities Revenue Bonds with the proceeds from the Credit Agreements.
Contractual Obligations
     During the three months ended June 30, 2005, our total long-term debt principal amount outstanding increased from $73.3 million and $85.2 million at December 31, 2004 and March 31, 2005, respectively, to $132.5 million at June 30, 2005. The increase in total long-term debt principal amount outstanding is primarily due to increased borrowings under the Credit Agreements to fund acquisitions and to pay off our Environmental Facilities Revenue Bonds. As noted above under “—Liquidity and Capital Resources—Credit Agreements,” the maturity dates of the Credit Agreements range from April 2010 to October 2011.
     There were no other material changes outside of the ordinary course of our business during the three or six months ended June 30, 2005 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 24, 2005.
Cash Flows
     Cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $9.4 million and $2.4 million, respectively. The increase in cash flows from operating activities is primarily due to the change from net loss of $6.2 million during the six months ended June 30, 2004 to net income of $1.6 million during the same period in 2005, partially offset by changes in working capital. The changes in working capital components were impacted by the continued expansion of our business.
     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $61.0 million and $5.4 million for the six months ended June 30, 2005 and 2004, respectively. Acquisitions of businesses accounted for $53.3 million of the increase over the prior year period.
     Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $54.1 million and $5.8 million, respectively. Cash provided by financing activities during the six months ended June 30, 2005 and 2004 includes borrowings under our credit facilities, repayments of debt and financing costs associated with amendments to our credit facility in all periods, and distributions to our former parent in prior periods. Proceeds from financing include the net proceeds from the use of our credit facilities and seller notes. The increase in net cash from investing activities reflects the amounts borrowed related to our ongoing acquisition program. The comparable period in 2004 reflects the impact of proceeds of our IPO in June which was used to repay outstanding borrowings.
Landfill Accounting Policy
     Capitalized Landfill Costs
     At June 30, 2005, we owned seven MSW landfills and ten C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of June 30, 2005, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-

production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of June 30, 2005, we have included 63 million cubic yards of expansion airspace with estimated development costs of approximately $53.7 million in our calculation of the rates used for the amortization of landfill costs.
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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2005 and the year ended December 31, 2004:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
Number of landfills owned	17	14

Landfill depletion and amortization expense (in thousands)	$3,094	$4,290
Accretion expense (in thousands)	76	257
Closure and post-closure expense (in thousands)	—	—

	3,170	4,547

Airspace consumed (in thousands of cubic yards)	1,732	2,623

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.83	$1.73

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
     As of June 30, 2005, we had debt outstanding that bears interest at variable or floating rates of approximately $124.8 million as compared to approximately $69.4 million as of December 31, 2004. Based on our outstanding variable or floating rate debt at June 30, 2005, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $1.2 million in annual interest charges. The increase in outstanding variable or floating rate debt is primarily due to increased borrowings under the Credit Agreements to fund acquisitions and to pay off our Environmental Facilities Revenue Bonds. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreements” for a discussion of our Credit Agreements.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2005, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) On June 1, 2005, we issued 6,316 shares of our common stock to each of our non-employee directors (for a total of 18,948 shares) under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.
(b) Not applicable.
(c) Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our Annual Meeting of Stockholders (the “Annual Meeting”) on June 1, 2005 in Houston, Texas to elect five directors to serve until the Annual Meeting of Stockholders in 2006, to ratify the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 and to approve the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. A total of 13,788,623 shares of our common stock were present at the Annual Meeting in person or by proxy, which represented 88.7% of the outstanding shares of our common stock as of May 3, 2005, the record date for the Annual Meeting.
     The five director nominees were elected at the Annual Meeting based on the following vote tabulation:

	Votes For	Votes Withheld
Tom J. Fatjo, Jr.	13,312,158	476,465

Jerome M. Kruszka	13,340,358	448,265

Ballard O. Castleman	13,549,198	239,425

Richard E. Bean	13,549,198	239,425

Roger A. Ramsey	13,549,198	239,425
     Stockholders ratified the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
13,781,373	7,250	—	—	—
     Stockholders approved the Amended and Restated 2004 WCA Waste Corporation Incentive Plan at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,187,911	351,339	—	4,470	2,244,903

Item 5. OTHER INFORMATION.
     Our insider trading policy permits our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our securities in conformance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers have entered, or may be entering, into trading plans for selling shares in our securities. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our officers, directors and other insiders may establish trading plans at some date in the future.
ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.2	First Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, Comerica Bank, as syndication agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.12 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.3	Second Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders thereto (incorporated by reference to Exhibit 10.13 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.4	Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to WCA Waste’s current report on Form 8-K (File No. 000-50808) filed with the Commission on June 1, 2005).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION

By:	/s/ Charles A. Casalinova

Charles A. Casalinova
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

By:	/s/ Kevin D. Mitchell

Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.2	First Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, Comerica Bank, as syndication agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.12 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.3	Second Lien Credit Agreement, dated as of April 28, 2005, among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders thereto (incorporated by reference to Exhibit 10.13 to WCA Waste’s quarterly report on Form 10-Q (File No. 000-50808) filed with the Commission on May 13, 2005).

10.4	Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to WCA Waste’s current report on Form 8-K (File No. 000-50808) filed with the Commission on June 1, 2005).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.