Form 10-Q
period 2005-09-30
WCA WASTE CORP
filed 2005-11-08
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of November 8, 2005, there were 15,561,898 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding.

RISK FACTORS AND
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” or “opportunity,” the negatives of these words, or similar words or expressions. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. This is true of our description of our acquisition strategy and any expected benefits from any acquisitions or acquisition strategy for example. It is also true of our statements concerning “run rates”; for a description of the basis upon which we make estimates of run rates, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Non-GAAP Measures” elsewhere in this report.
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
     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:
•	we may not be able to obtain or maintain the permits necessary for operation and expansion of our existing landfills or landfills that we might acquire or develop;

•	our costs may increase for, or we may be unable to provide, necessary financial assurances to governmental agencies under applicable environmental regulations relating to our landfills;

•	governmental regulations may require increased capital expenditures or otherwise affect our business;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and we may not always have access to the additional capital that we require to execute our growth strategy;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance, regulatory developments and insurance costs;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	increases in the costs of disposal, labor and fuel could reduce operating margins;

•	increases in costs of insurance or failure to maintain full coverage could reduce operating income;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs, and may impose significant unforeseen liabilities;

•	we compete with large companies and municipalities with greater financial and operational resources, and we also compete with alternatives to landfill disposal;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	changes in interest rates may affect our results of operations;

•	a downturn in U.S. economic conditions or the economic conditions in our markets may have an adverse impact on our business and results of operations;

•	the effect that weather has on our quarter to quarter results, as well as the effect of extremely harsh weather or natural disasters on our operations;

•	failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price; and

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289	$272
Accounts receivable, net of allowance for doubtful accounts of $826 (unaudited) and $575, respectively	13,489	9,039
Prepaid expenses and other	3,953	4,808

Total current assets	17,731	14,119
Property and equipment, net of accumulated depreciation and amortization of $42,403 (unaudited) and $32,157, respectively	147,999	90,521
Goodwill, net	52,796	47,510
Intangible assets, net	4,038	3,019
Costs incurred on possible acquisitions	841	320
Deferred financing costs, net	3,431	2,823
Deferred tax assets	567	2,557
Other assets	1,661	2,898

Total assets	$229,064	$163,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,985	$6,081
Accrued liabilities	6,110	5,556
Accrued closure and post-closure liabilities	448	443
Note payable	145	2,091
Current maturities of long-term debt	1,543	1,429

Total current liabilities	13,231	15,600

Long-term debt, less current maturities and discount	130,668	71,814
Accrued closure and post-closure liabilities	2,119	1,780

Total liabilities	146,018	89,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 25,000 shares; issued and outstanding 15,562 and 14,853 shares, respectively	156	149
Additional paid-in capital	79,962	72,849
Unearned compensation	(1,562)	—
Retained earnings	4,490	1,575

Total stockholders’ equity	83,046	74,573

Total liabilities and stockholders’ equity	$229,064	$163,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$29,498	$19,842	$81,435	$52,847
Expenses:
Cost of services	18,870	13,557	52,482	35,484
Depreciation and amortization	3,846	2,357	10,297	6,368
Accretion expense	38	64	114	192
General and administrative:
Stock-based compensation	183	—	320	11,532
Other general and administrative	1,629	1,267	5,520	3,633

	24,566	17,245	68,733	57,209

Operating income (loss)	4,932	2,597	12,702	(4,362)

Other income (expense):
Interest expense, net	(2,734)	(866)	(6,613)	(3,394)
Write-off of deferred financing costs and debt discount	(14)	—	(1,308)	—
Other	14	169	27	267

	(2,734)	(697)	(7,894)	(3,127)

Income (loss) before income taxes	2,198	1,900	4,808	(7,489)
Income tax (provision) benefit	(873)	(752)	(1,893)	2,433

Net income (loss)	$1,325	$1,148	$2,915	$(5,056)

Earnings per share — basic and diluted	$0.09	$0.08	$0.19	$(0.48)

Weighted average shares outstanding :
Basic	15,362	14,819	15,343	10,506
Diluted	15,385	14,819	15,382	10,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,915	$(5,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,297	6,368
Non-cash portion of stock-based compensation charge	320	6,849
Amortization of deferred financing costs and debt discount	416	475
Write-off of deferred financing costs and debt discount	1,308	—
Deferred tax provision (benefit)	1,893	(2,209)
Provision and accretion expense for closure and post-closure obligations	114	192
Gain on sale of assets	(27)	(267)
Interest rate swap	—	(10)
Prepaid disposal usage	1,252	227
Costs of terminated acquisitions	18	—
Change in operating assets and liabilities:
Accounts receivable	(3,337)	(2,989)
Prepaid expenses and other	880	1,909
Accounts payable and other liabilities	(401)	1,889

Net cash provided by operating activities	15,648	7,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(54,917)	(22,309)
Proceeds from sale of fixed assets	34	282
Capital expenditures	(13,159)	(8,835)
Cost incurred on possible acquisitions	(540)	(51)

Net cash used in investing activities	(68,582)	(30,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	127,500	37,233
Principal payments on long-term debt	(23,219)	(12,299)
Principal payments of note payable	(2,185)	(903)
Net change in revolving line of credit	(46,900)	(33,263)
Repayment of Waste Management, Inc. note	—	(13,343)
Distribution and transfers to former parent, net	—	(7,180)
Proceeds from issuance of common stock	—	55,018
Deferred financing costs	(2,245)	(1,575)

Net cash provided by financing activities	52,951	23,688

NET INCREASE IN CASH AND CASH EQUIVALENTS	17	153
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	272	105

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$289	$258

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,928	$2,909
Income taxes paid	—	—

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
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 24, 2005 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. The unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
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
2. ACQUISITIONS
The Company completed six acquisitions during the nine months ended September 30, 2005. The Company acquired the membership interests in Gecko Investments, LLC in January 2005. The consideration for the purchase of the Gecko membership interests consisted of approximately $5.5 million in cash (including debt of Gecko paid off at the closing), 510,515 restricted shares of the Company’s common stock and convertible notes in the aggregate principal amount of $1.5 million. During the nine months ended September 30, 2005, the Company completed five other acquisitions. They included two collection operations in Missouri, two collection operations in North Carolina as well as an acquisition of certain assets from MRR Southern consisting of two construction and demolition (C&D) landfills, two transfer stations and two materials recovery facilities (MRFs). Total consideration for these six acquisitions was approximately $60.3 million.
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

Based on the assessments of values for these acquisitions, the Company reflected landfill cost of $48.2 million, other fixed assets of $6.0 million, identifiable intangibles of $1.2 million, goodwill of $4.1 million and working capital of $0.8 million. Identifiable intangibles include customer lists and non-compete agreements which are amortized over their estimated expected lives which range from five to 20 years.
The Company capitalizes third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs. It expenses indirect acquisition costs, such as salaries and other corporate services, as incurred. It periodically evaluates all capitalized costs, and expenses those related to potential acquisition prospects that management concludes are not likely to succeed.
The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition dates. During the nine months ended September 30, 2005, only the acquisition from MRR Southern was significant (within the meaning of Regulation S-X) to the Company as a whole. The following unaudited pro forma comparison has been prepared assuming that the MRR Southern acquisition had occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future. One of the two MRR Southern landfills began operating in October 2003 and the other began operating in February 2004. At the time of their opening, a limited volume of waste was being received and therefore the historical results of operations do not reflect the level of activity that was in effect at the time of the acquisition nor have any pro forma adjustments been made to reflect such current or anticipated future volume levels.

	Nine Months Ended September 30,
	2005	2004
Revenue	$83,221	$57,189
Net Income (loss)	$3,020	$(5,037)
Earnings Per Share:
Basic	$0.20	$(0.48)
Diluted	$0.20	$(0.48)
Subsequent to September 30, 2005, the Company completed four acquisition transactions in which it acquired three transfer stations, two C&D landfills and two collection operations in central Florida and a collection operation in Missouri. The three transfer stations, one collection operation and one landfill located in Sarasota/Arcadia, Florida were acquired from Meyer & Gabbert Excavating Contractors, Inc. The other landfill is located in Fort Meade, Florida and was acquired from Waste Corporation of America, LLC, which was previously part of the Company’s corporate group and maintains certain other relationships. The other acquired Florida collection operation is around Sarasota, Florida. The Missouri collection company includes a three-truck operation near the Company’s Springfield, Missouri operation. Total consideration for these acquisitions included $37.0 million in cash, $6.3 million in debt assumed and $8.1 million in common stock. Funding for the completion of these transactions included cash on hand and approximately $37.0 million drawn from the Company’s revolving credit facility.
3. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company does not record compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of the common stock on the date of grant. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) will result in the recognition of compensation expense beginning in the first quarter of 2006, and thus may impact the Company’s future results of operations.
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
Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,325	$1,148	$2,915	$(5,056)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	—	—	—	7,496
Less: Stock-based compensation expense pursuant to SFAS 123 on canceled options and warrants, net of tax	—	—	—	(7,551)
Less: Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(108)	(123)	(321)	(175)

Net income (loss), pro forma	$1,217	$1,025	$2,594	$(5,286)

Earnings per share:
Basic
As reported	$0.09	$0.08	$0.19	$(0.48)
Pro forma	$0.08	$0.07	$0.17	$(0.50)
Diluted
As reported	$0.09	$0.08	$0.19	$(0.48)
Pro forma	$0.08	$0.07	$0.17	$(0.50)
4. EARNINGS PER SHARE
Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. There were options to purchase 648,667 shares of common stock outstanding as of September 30, 2005. The computations of basic and diluted earnings per share are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,325	$1,148	$2,915	$(5,056)

Weighted average basic shares outstanding	15,362	14,819	15,343	10,506
Dilutive effect of options and warrants	23	—	39	—

Weighted average diluted shares outstanding	15,385	14,819	15,382	10,506

Earnings per share:
Basic	$0.09	$0.08	$0.19	$(0.48)
Diluted	$0.09	$0.08	$0.19	$(0.48)

In addition to the outstanding options, for the periods ended September 30, 2005 approximately 635,728 shares of common stock equivalents related to convertible notes payable were excluded from the computation of diluted earnings per share as the results would be anti-dilutive.
5. LONG-TERM DEBT
Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
Term B Loan, principal payable $250,000 per quarter, maturing in April 2011, variable interest rate based on LIBOR plus a margin (6.55% at September 30, 2005)	$99,500	$—
Second Lien Credit Agreement, maturing in October 2011, variable interest rate based on LIBOR plus a margin (9.49% at September 30, 2005)	25,000	—
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin	—	46,900
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments, maturing in 2022, variable interest rate (repaid in June 2005)	—	22,500
Notes payable to banks and financial institutions, interest ranging from 5.8% to 9.6%, payable monthly through August 2008	267	486
Seller note, with interest rate of 6%, due in May 2006	444	444
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	—

	132,211	73,330
Less: Debt discount	—	(87)
Less: Current portion	(1,543)	(1,429)

	$130,668	$71,814

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
The total credit available immediately under the Credit Agreements is $200 million. The aggregate revolving credit commitments available under the First Lien Credit Agreement total $175 million, consisting of a $75 million revolving line of credit and a $100 million Term B loan (the “Term B Loan”). The Second Lien Credit Agreement provides for a second lien term loan in the amount of $25 million (the “Second Lien Term Loan”). The Company also has the right to increase via an accordion feature either the Term B Loan or the revolving line of credit by an additional $25 million subject to certain conditions. The proceeds of the Credit Agreements will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit, general corporate purposes, and the repayment of other long-term debt obligations. Subcategories under the revolving line of credit include a subfacility for standby letters of credit in the aggregate principal amount of up to $30 million and a swing line feature for up to $10 million for same day advances. The revolving line of credit under the First Lien Credit Agreement will mature on April 28, 2010 and the Term B Loan will mature on April 28, 2011 unless the commitments thereunder are terminated or prepaid in full at an earlier date. The Second Lien Credit Agreement will mature on October 28, 2011. The credit facilities bear interest at a base rate plus a variable margin rate depending on the overall leverage ratio of the Company at the time of renewal.
As of September 30, 2005, the Company had $70.6 million of capacity available under its revolving line of credit. The utilized portion relates to $4.4 million in letters of credit issued. After giving effect to the October 2005 drawdown of $37.0 million and anticipated increases in outstanding letters of credit, the expected availability will be $29.4 million.
In connection with the restructuring of WSI’s credit facility in April 2005 and the repayment of the Environmental Facilities Revenue Bonds in June 2005, the Company wrote off $1.3 million of deferred financing costs and debt discount.
Effective November 1, 2005, the Company entered into an interest rate swap agreement whereby it exchanged $150 million of its floating rate debt for five-year fixed-rate debt. The LIBOR base interest rate for this portion will be increased by 0.685% for the balance of 2005 and will be 4.885% for the remainder of the term.
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
6. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At September 30, 2005, the Company owned seven municipal solid waste (MSW) landfills and ten C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of September 30, 2005.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At September 30, 2005, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2004 to September 30, 2005:

	Landfill	Closure and
	Assets, net	Post-closure
		Liabilities
December 31, 2004	$56,263	$2,223
Capital expenditures	7,048	—
Acquisition of landfill	45,782	8
Amortization expense	(4,935)	—
Obligations incurred and capitalized	222	222
Interest accretion	—	114

September 30, 2005	$104,380	$2,567

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2005	2004
Recorded amounts:
Current portion	$448	$443
Noncurrent portion	2,119	1,780

Total recorded	$2,567	$2,223

The Company’s total anticipated cost for closure and post-closure activities is $95.0 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $12.1 million and $9.9 million at September 30, 2005 and December 31, 2004, respectively.
7. INCOME TAXES
The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the nine months ended September 30, 2005 based upon the Company’s anticipated 2005 annual effective income tax rate of 39.38%. Such rate differs from the statutory rate of 35% primarily due to state income taxes and estimates of non-deductible expenses.

8. STOCKHOLDERS’ EQUITY
On January 11, 2005, the Company issued 510,515 new shares of common stock valued at $10.26 per share to Gecko Investments as partial consideration for the acquisition. During 2005, the Company has issued 199,962 restricted shares, net of forfeitures, under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. These shares vest over periods ranging from one to three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2004 to September 30, 2005:

	Common Stock	Additional Paid-in	Unearned	Retained Earnings	Total
		Capital	Compensation
December 31, 2004	$149	$72,849	$—	$1,575	$74,573
Net income	—	—	—	2,915	2,915
Issuance of shares to acquiree	5	5,233	—	—	5,238
Issuance of restricted shares to employees and directors	2	1,880	(1,882)	—	—
Accretion of unearned compensation	—	—	320	—	320

September 30, 2005	$156	$79,962	$(1,562)	$4,490	$83,046

9. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Collection:
Residential	$4,786	$3,652	$13,686	$8,658
Commercial	3,596	2,948	10,307	8,872
Roll-off	9,857	6,085	27,077	15,941
Other	—	139	—	327

Total Collection	18,239	12,824	51,070	33,798

Disposal	12,687	8,880	35,213	24,458
Less: Intercompany	(4,867)	(3,290)	(13,276)	(8,732)

Disposal, net	7,820	5,590	21,937	15,726

Transfer and other	6,226	3,222	15,977	8,484
Less: Intercompany	(2,787)	(1,794)	(7,549)	(5,161)

Transfer and other, net	3,439	1,428	8,428	3,323

Total Revenue	$29,498	$19,842	$81,435	$52,847

The following table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Other	Corporate	Total
Three months ended September 30, 2005:
Revenue	$11,704	6,361	3,317	2,929	5,187	—	29,498
Depreciation and amortization	1,260	708	500	490	851	37	3,846
Capital expenditures	1,434	1,559	409	313	1,662	97	5,474
Capital expenditures (Acquisitions)	(76)	—	—	191	253	—	368
Three months ended September 30, 2004:
Revenue	$9,582	5,769	2,188	—	2,303	—	19,842
Depreciation and amortization	899	651	268	—	513	26	2,357
Capital expenditures	481	816	339	—	1,655	97	3,388
Capital expenditures (Acquisitions)	89	1,711	1,968	—	8,136	—	11,904

Nine months ended September 30, 2005:
Revenue	$33,144	18,797	9,300	5,660	14,534	—	81,435
Depreciation and amortization	3,493	2,022	1,384	947	2,353	98	10,297
Capital expenditures	4,309	2,918	1,233	685	3,771	243	13,159
Capital expenditures (Acquisitions)	12,835	—	—	41,369	253	—	54,457
Nine months ended September 30, 2004:
Revenue	$27,692	13,699	6,359	—	5,097	—	52,847
Depreciation and amortization	2,586	1,667	798	—	1,247	70	6,368
Capital expenditures	2,693	1,875	1,546	—	2,614	107	8,835
Capital expenditures (Acquisitions)	89	1,711	1,968	—	8,136	—	11,904

Total assets:
September 30, 2005	$64,614	31,056	27,881	46,048	41,046	18,419	229,064
December 31, 2004	47,668	28,130	27,696	—	39,035	21,238	163,767
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
Except as described above and for routine litigation incidental to our business that is not currently expected to have a material adverse effect upon its financial condition, results of operations or prospects, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject. While management believes a majority of the Company’s present routine litigation is covered by insurance, subject to deductibles and our self-insured portion (as describe below), no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company or that the Company’s insurance coverage would be adequate.
Other Potential Proceedings
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
No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. We are self insured for a portion of our general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 24, 2005. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of November 5, 2005, we served approximately 171,000 commercial, industrial and residential customers in Alabama, Arkansas, Florida, Kansas, Missouri, North Carolina, South Carolina, Tennessee and Texas. We currently own and/or operate 21 transfer stations/MRFs, 7 MSW landfills and 12 C&D landfills. We serve our customers through these operations and our 23 collection operations. Of these facilities, two transfer stations, one MSW landfill and one C&D landfill are permitted but not yet opened, and two other transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
Acquisition Strategy
     Our future financial performance will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection and/or transfer operations and internalizing waste into the landfill.
     We intend to pursue our acquisition strategy primarily with cash, including borrowings under our $200 million combined credit facility entered into in April 2005 and its $25 million accordion feature. We may also issue shares of common stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the nine months ended September 30, 2005, we have completed 13 acquisitions. The purchase price for these acquisitions consisted of $86.2 million of cash, $7.0 million of convertible debt and 773,673 restricted shares of our common stock. We completed six acquisitions during the nine months ended September 30, 2005. Total consideration for these six acquisitions was approximately $60.3 million. No acquisitions were completed during the third quarter ending September 30, 2005, but after the third quarter, we completed, four acquisitions, which added two landfills, three transfer stations and one collection operation. One acquisition included a 250 acre landfill located east of Sarasota in Arcadia, Florida, three transfer stations and a six-truck hauling company from Meyer and Gabbert Excavating Contractors, Inc. While in another, WCA acquired a 227 acre landfill located in Ft. Meade, Florida from Waste Corporation of America, LLC. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America, LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. For a description of such relationships, our new disposal agreement with Waste Corporation, and modifications to other arrangements, please read our Current Report on Form 8-K filed on October 4, 2005 and the acquisition agreement and disposal agreements that are exhibits to that Form 8-K. Total consideration for the four acquisitions after September 30, 2005 included $37.0 million in cash, $6.3 million in debt assumed and $8.1 million in common stock. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in Note 2 to the financial statements included in Item 1 of this report.

     The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Completion date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
Fort Meade Landfill	Ft. Meade, FL	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	October 21, 2005	Collection
     After giving effect to these acquisitions, we own and/or operate a total of 19 landfills, 23 collection operations and 21 transfer stations/MRFs, had approximately 277 routes and handle approximately 9,200 landfill tons per day at our landfills.
     We acquired the membership interests in Gecko Investments, LLC in January 2005. The consideration for the purchase of the Gecko membership interests consisted of approximately $5.5 million in cash (including debt of Gecko paid off at the closing), 510,515 restricted shares of our common stock and convertible notes in the aggregate principal amount of $1.5 million. During the nine months ended September 30, 2005, we completed five other acquisitions. They included two collection operations in Missouri, two collection operations in North Carolina as well as an acquisition of certain assets from MRR Southern consisting of two C&D landfills, two transfer stations and two MRFs.
     For a description of our accounting for acquisitions and acquisition-related expenses, please read Note 2 to the financial statements included in Item 1 of this report. After an acquisition is completed we incur integration expenses related to (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
General Review of Third Quarter Results
     Our operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Including acquisitions completed during the third quarter of 2005, our revenue segmentation (before elimination of intercompany revenue) for the three months ended September 30, 2005 was 49.1% collection operations, 34.1% disposal, 16.8% transfer and other as compared to 51.5% collection operations, 35.6% disposal and 12.9% transfer and other for the three months ended September 30, 2004. Including acquisitions completed during the first three quarters of 2005, our revenue segmentation (before elimination of intercompany revenue) for the nine months ended September 30, 2005 was 50.0% collection operations, 34.4% disposal, 15.6% transfer and other as compared to 50.7% collection operations, 36.6% disposal and 12.7% transfer and other for the nine months ended September 30, 2004. The following table reflects our total revenue by source for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Collection:
Residential	$4,786	$3,652	$13,686	$8,658
Commercial	3,596	2,948	10,307	8,872
Roll-off	9,857	6,085	27,077	15,941
Other	—	139	—	327

Total Collection	18,239	12,824	51,070	33,798

Disposal	12,687	8,880	35,213	24,458
Less: Intercompany	(4,867)	(3,290)	(13,276)	(8,732)

Disposal, net	7,820	5,590	21,937	15,726
Transfer and other	6,226	3,222	15,977	8,484
Less: Intercompany	(2,787)	(1,794)	(7,549)	(5,161)

Transfer and other, net	3,439	1,428	8,428	3,323

Total Revenue	$29,498	$19,842	$81,435	$52,847

Please read Note 9 to our condensed consolidated financial statements for certain geographic information related to our operations.
     Costs of services include, but are not limited to, labor, fuel and other operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third-party transportation expense and state and local waste taxes. We are self-insured for a portion of our general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services.
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
Forward-Looking Statements and Non-GAAP Measures
     As indicated in “Risk Factors and Cautionary Statement About Forward-Looking Statements” this report contains forward-looking statements, all of which are qualified by the risk factors and other statements set forth in that section. Among other forward-looking statements, we reiterate that we expect that our acquisition program will increase estimated revenue “run rate” to approximately $200 million and estimated EBITDA “run rate” to approximately $60 million over the three to four year period following our initial public offering in June 2004.
     “Run rate” estimates are forward-looking statements based upon a mixture of historical and other information (including projected results and forecasts) compiled by us and derived from information provided by third parties, including acquisition candidates. They are subject to all of the risks and limitations described in “Risk Factors and Cautionary Statement About Forward-Looking Statements.” They are not audited or based on GAAP. In this report, and in presentations and press releases, we provide run rate estimates with respect to us and also separately with respect to one or more acquired businesses. We determine the period over which to calculate a “run rate” based on factors we deem to be reasonable. In computing our revenue “run rates” as of the end of any given period we generally annualize the average of the monthly revenues of the companies that we acquired for the period prior to acquisition (which is the

“run rate” for the acquired businesses) and add that annualized number to our revenues. In computing our estimated “EBITDA” or “Adjusted EBITDA” run rates we apply the same principles in that we use in computing what our credit facilities refer to as “pro forma adjusted EBITDA,” which is an internal, non-GAAP estimate intended to provide a forecast of the potential effects resulting from acquired businesses based on assumed adjustments to items of revenue, income and expense, as well as non-cash non-recurring items and assumed internalization from acquired businesses, attributable to the transaction and having an ongoing impact that management believes to be reasonable and factually supportable. Run rate estimates of EBITDA and Adjusted EBITDA for one or more acquired businesses are determined separately by applying similar principles and adjustments with respect to information provided by the acquired businesses. Such estimates are reported to the lenders under our credit facilities and to our board of directors. Actual revenues, EBITDA and Adjusted EBITDA may or may not equal the estimated “run rate.”
     We also note that our management evaluates our performance and potential acquisition candidates based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense (including the write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization.
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a basis for incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     In March 2003, the Securities and Exchange Commission, or the Commission, adopted rules regulating the use of non-GAAP financial measures, such as EBITDA, in filings with the Commission, disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. The following presents a reconciliation of the total EBITDA to net income (loss) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total EBITDA for reportable segments	$8,792	$5,123	$23,026	$2,273
Depreciation and amortization	(3,846)	(2,357)	(10,297)	(6,368)
Interest expense, net	(2,734)	(866)	(6,613)	(3,394)
Write-off of deferred financing costs and debt discount	(14)	—	(1,308)	—
Income tax (provision) benefit	(873)	(752)	(1,893)	2,433

Net income (loss)	$1,325	$1,148	$2,915	$(5,056)

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total EBITDA, per above	$8,792	$5,123	$23,026	$2,273
Stock-based compensation charge	—	—	—	11,532

Adjusted EBITDA	$8,792	$5,123	$23,026	$13,805

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
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
Revenue	$29,498	100.0%	$19,842	100.0%
Expenses:
Cost of services	18,870	64.0	13,557	68.3
Depreciation and amortization	3,846	13.1	2,357	11.9
Accretion expense	38	0.1	64	0.3
Stock-based compensation	183	0.6	—	—
Other general and administrative	1,629	5.5	1,267	6.4

Operating income	4,932	16.7	2,597	13.1

	Three Months Ended September 30,
	2005		2004
Interest expense, net	(2,734)	(9.3)	(866)	(4.4)
Write-off of deferred financing costs and debt discount	(14)	(0.0)	—	—
Other income, net	14	0.0	169	0.9
Income tax provision	(873)	(2.9)	(752)	(3.8)

Net income	$1,325	4.5%	$1,148	5.8%

     Revenue. Total revenue for the three months ended September 30, 2005 increased $9.7 million, or 48.7%, to $29.5 million from $19.8 million for the three months ended September 30, 2004. Acquisitions contributed $7.7 million of the increase while internal volume growth contributed $0.7 million, operational price increases contributed $0.8 million, and pricing from fuel surcharges added $0.5 million.
     Cost of services. Total cost of services for the three months ended September 30, 2005 increased $5.3 million, or 39.2%, to $18.9 million from $13.6 million for the three months ended September 30, 2004. The increased cost of services is primarily a result of acquisitions. While cost of services increased in total, they have decreased to 64.0% of revenue from 68.3% during the same period last year. This decrease is primarily attributed to a reduction in insurance costs due to lower claim volumes. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 4.8% in the third quarter of 2004 to 6.8% in the third quarter of 2005.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2005 increased $1.5 million, or 63.2%, to $3.8 million from $2.3 million for the three months ended September 30, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. The stock-based compensation expense during the three months ended September 30, 2005 relates to earned compensation associated with restricted stock grants under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the three months ended September 30, 2005 increased $0.3 million, or 28.6%, to $1.6 million from $1.3 million for the three months ended September 30, 2004. The increase is primarily attributable to increased administrative costs associated with compliance with the requirements of Section 404 as prescribed by the Sarbanes-Oxley Act of 2002.
     Interest expense, net. Interest expense, net for the three months ended September 30, 2005 increased $1.8 million, or 215.7%, to $2.7 million from $0.9 million for the same period in 2004. As a percentage of revenue, interest expense increased to 9.3% for the three months ended September 30, 2005 from 4.4% for the three months ended September 30, 2004. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities as well as seller notes issued in connection with acquisitions.
     Income tax provision. Income tax provision for the three months ended September 30, 2005 as a percentage of pre-tax income was 39.7% as compared to 39.6% for the three months ended September 30, 2004. The rate in the current year period adjusts to the projected full year rate of approximately 39.4%.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004
Revenue	$81,435	100.0%	$52,847	100.0%
Expenses:
Cost of services	52,482	64.5	35,484	67.1
Depreciation and amortization	10,297	12.6	6,368	12.1
Accretion expense	114	0.1	192	0.4
Stock-based compensation	320	0.4	11,532	21.8

	Nine Months Ended September 30,
	2005		2004
Other general and administrative	5,520	6.8	3,633	6.9

Operating income (loss)	12,702	15.6	(4,362)	(8.3)
Interest expense, net	(6,613)	(8.1)	(3,394)	(6.4)
Write-off of deferred financing costs and debt discount	(1,308)	(1.6)	—	—
Other income, net	27	0.0	267	0.5
Income tax (provision) benefit	(1,893)	(2.3)	2,433	4.6

Net income (loss)	$2,915	3.6%	$(5,056)	(9.6)%

     Revenue. Total revenue for the nine months ended September 30, 2005 increased $28.6 million, or 54.1%, to $81.4 million from $52.8 million for the nine months ended September 30, 2004. Acquisitions contributed $23.6 million of the increase while internal volume growth contributed $1.3 million, operational price increases contributed $2.7 million, and pricing from fuel surcharges added $1.0 million.
     Cost of services. Total cost of services for the nine months ended September 30, 2005 increased $17.0 million, or 47.9%, to $52.5 million from $35.5 million for the nine months ended September 30, 2004. Acquisitions and integration costs accounted for a majority of the increased cost of services. While cost of services increased in total, they have decreased to 64.5% of revenue from 67.1% during the same period last year. This decrease is primarily attributed to a reduction in insurance costs due to lower claim volumes. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 4.5% in the first nine months of 2004 to 6.2% in the first nine months of 2005.
     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2005 increased $3.9 million, or 61.7%, to $10.3 million from $6.4 million for the nine months ended September 30, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. We recognized a compensation charge of $11.5 million during the nine months ended September 30, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants. The stock-based compensation expense during the nine months ended September 30, 2005 relates to earned compensation under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the nine months ended September 30, 2005 increased $1.9 million, or 51.9%, to $5.5 million from $3.6 million for the nine months ended September 30, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including legal, accounting, compliance with the Sarbanes-Oxley Act of 2002, printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program.
     Interest expense, net. Interest expense, net for the nine months ended September 30, 2005 increased $3.2 million, or 94.8%, to $6.6 million from $3.4 million for the same period in 2004. As a percentage of revenue, interest expense increased to 8.1% for the nine months ended September 30, 2005 from 6.4% for the nine months ended September 30, 2004. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities as well as seller notes issued in connection with acquisitions.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005.

     Income tax (provision) benefit. Income tax (provision) benefit for the nine months ended September 30, 2005 as a percentage of pre-tax income (loss) was 39.4% as compared to 32.5% for the nine months ended September 30, 2004. The rate in the prior year period reflects the lower tax benefit applied to the $11.5 million stock-based compensation charge, as well as the impact of non-deductible expenses reducing our net loss for tax purposes. The rate in the current year period reflects the current projected annual tax rate for 2005 of approximately 39.4%.
Liquidity and Capital Resources
     Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy also requires significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility. We plan to meet the capital requirements of our acquisition strategy from a variety of sources including cash on hand, borrowing capacity under our credit facilities, seller notes, equity issuances and debt financings. We expect these sources will be adequate to fund our future capital needs and acquisition strategy for the foreseeable future.
     As of September 30, 2005, we had total outstanding long-term debt of approximately $132.2 million, consisting primarily of approximately $124.5 million outstanding under our credit facilities and approximately $7.4 million of various seller notes associated with acquisitions. This represented an increase of $58.9 million over our total debt outstanding as of December 31, 2004. The increase in outstanding debt since December 31, 2004 was due primarily to amounts paid in connection with acquisitions. Additionally, subsequent to September 30, 2005, in connection with the completion of four acquisitions we assumed $6.3 million of debt and drew $37.0 million from our revolving credit facility. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of our floating rate debt for five-year fixed-rate debt. The LIBOR base interest rate will increase by 0.685% for the balance of 2005 and will be 4.885% for the remainder of the term.
     As of September 30, 2005, we had a working capital surplus of $4.5 million that improved $6.0 million from a working capital deficit of $1.5 million as of December 31, 2004. The improvement can be attributed to the recent restructuring and funding of the credit facilities as well as timing differences in collection of receivables and payments of current liabilities. Our First Lien Credit Agreement (as described below) includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the available swing-line feature of our First Lien Credit Agreement to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the First Lien Credit Agreement.
     As of September 30, 2005, we had $70.6 million in available capacity under the revolving portion of the First Lien Credit Agreement. After the $37.0 million drawdown from our revolving credit facility and anticipated increases in letters of credit, we expect to have $29.4 million in available capacity. The Company also has the right to increase, via an accordion feature, either the Term B Loan or the revolving line of credit by an additional $25 million subject to certain conditions.
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
     The following is a summary description of the material terms of the Credit Agreements and, as such, is not complete.

     The aggregate credit commitments available under the Credit Agreements total $200 million and include:
•	a $75 million revolving credit facility under the First Lien Credit Agreement, including subfacilities for:
°	standby letters of credit in the aggregate principal amount of up to $30.0 million; and

°	a swing-line feature for up to $10.0 million for same day advances;
•	a $100 million Term B loan under the First Lien Credit Agreement (the “Term B Loan”), reducing by $250,000 per quarter beginning June 30, 2005; and

•	a $25 million second lien term loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”).
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
     The First Lien Credit Agreement contains numerous covenants with which WSI and the subsidiaries consolidated must comply, including several financial covenants and ratios. These include a leverage test, a senior leverage test, a net worth requirement and an adjusted EBIT test. The maximum leverage ratio (the ratio of funded debt to pro forma adjusted EBITDA) under the First Lien Credit Agreement must be not more than 5.00 to 1.00 until March 31, 2007, and 4.75 to 1.00 or less thereafter. The maximum senior funded debt leverage ratio under the First Lien Credit Agreement (the ratio of funded senior debt (all funded debt other than subordinated debt) to pro forma adjusted EBITDA) must be 4.25 to 1.00 or less from the Closing Date through the quarter ending March 31, 2007, decreasing in stages to a maximum of 3.25 to 1.00 or less for the quarter ending September 30, 2008 and for all quarters thereafter. The minimum net worth (as defined in the First Lien Credit Agreement) under the First Lien Credit Agreement is 85% of net worth on June 30, 2004, plus 50% of positive net income, plus 100% of the increase to net worth from the net cash proceeds from equity offerings, in each case, since June 30, 2004.
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
Contractual Obligations
     Our total long-term debt principal amount outstanding changed from $73.3 million at December 31, 2004 to $132.2 million at September 30, 2005. The increase in total long-term debt principal amount outstanding is primarily due to increased borrowings under the Credit Agreements to fund acquisitions and to pay off our Environmental Facilities Revenue Bonds. As noted above under “—Liquidity and Capital Resources—Credit Agreements,” the maturity dates of the Credit Agreements range from April 2010 to October 2011.
     There were no other material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2005 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 24, 2005.
Cash Flows
     Cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $15.6 million and $7.4 million, respectively. The increase in cash flows from operating activities is primarily due to the change from net loss of $5.1 million during the nine months ended September 30, 2004 to net income of $2.9 million during the same period in 2005 and the non-cash charges included in those results.
     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $68.1 million and $31.1 million for the nine months ended September 30, 2005 and 2004, respectively. Acquisitions of businesses accounted for $32.6 million of the increase over the prior year period.
     Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $53.0 million and $23.7 million, respectively. Cash provided by financing activities during the nine months ended September 30, 2005 and 2004 includes borrowings under our credit facilities, repayments of debt and financing costs associated with amendments to our credit facility in all periods, and distributions to our former parent in prior periods. Proceeds from financing include the net proceeds from the use of our credit facilities and seller notes. The increase in net cash from investing activities reflects the amounts borrowed related to our ongoing acquisition program. The comparable period in 2004 reflects the impact of proceeds of our initial public offering in June which was used to repay outstanding borrowings.
Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements since some of the information that we must present depends on future events, cannot be computed based on accepted methodologies, or cannot be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates in Note 6 to the financial statements included in Item 1 of this report and in Note 1 (f), to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. For a description of other significant accounting policies, see Note 1 to the financial statements included in Item 1 of this report and in Note 1 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At September 30, 2005, we owned seven MSW landfills and ten C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations.

     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of September 30, 2005, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of September 30, 2005, we have included 63 million cubic yards of expansion airspace with estimated development costs of approximately $53.7 million in our calculation of the rates used for the amortization of landfill costs.
     Closure and Post-Closure Obligations
     We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years.
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
     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
Number of landfills owned	17	14
Landfill depletion and amortization expense (in thousands)	$4,935	$4,290
Accretion expense (in thousands)	114	257
Closure and post-closure expense (in thousands)	—	—

	5,049	4,547

Airspace consumed (in thousands of cubic yards)	2,775	2,623

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.82	$1.73

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As of September 30, 2005, we did not have any arrangements in place to reduce market exposure with respect to interest rates under our outstanding debt that bears interest at variable or floating rates. Therefore, we bear exposure to increases in interest rates and our major market risk exposure is changing interest rates and fluctuations in LIBOR. Subsequent to September 30, 2005, we incurred an additional $37.0 million of floating rate debt under our revolving credit facility. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of floating rate debt for five-year fixed-rate debt.
     As of September 30, 2005, we had debt outstanding that bears interest at variable or floating rates of approximately $124.5 million as compared to approximately $69.4 million as of December 31, 2004. Based on our outstanding variable or floating rate debt at September 30, 2005, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $1.2 million in annual interest charges. The increase in outstanding variable or floating rate debt is primarily due to increased borrowings under the Credit Agreements to fund acquisitions and to pay off our Environmental Facilities Revenue Bonds. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreements” for a discussion of our Credit Agreements.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2005, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) In July and September 2005, we issued a total of 3,705 shares of our common stock to certain employees under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.
(b) Not applicable.
(c) Not applicable
ITEM 6. EXHIBITS.

Exhibit No.	Description
*2.1	Agreement and Plan of Merger, dated September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to WCA Waste’s current report on Form 8-K (File No. 000-50808) filed with the Commission on October 6, 2005).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.

*	Pursuant to Item 601(b)(2) of Regulation S-K, WCA Waste agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION
By:	/s/ Charles A. Casalinova
Charles A. Casalinova
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/S/ Kevin D. Mitchell
Kevin D. Mitchell
Date: November 8, 2005		Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
*2.1	Agreement and Plan of Merger, dated September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to WCA Waste’s current report on Form 8-K (File No. 000-50808) filed with the Commission on October 6, 2005).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+	Filed herewith.

*	Pursuant to Item 601(b)(2) of Regulation S-K, WCA Waste agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.