Form 10-K
period 2005-12-31
WCA WASTE CORP
filed 2006-03-16
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common stock, par value $0.01 per share
     Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 based on the closing sales price as reported on the Nasdaq National Market on such date was approximately $85.8 million.
     Number of shares of common stock outstanding as of March 1, 2006 : 16,805,136.
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

PART I
Item 1. Business.
Introduction
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of December 31, 2005, we served approximately 187,000 commercial, industrial and residential customers in Alabama, Arkansas, Florida, Kansas, Missouri, North Carolina, South Carolina, Tennessee and Texas. As of December 31, 2005, we owned and/or operated 23 collection operations, 21 transfer stations/materials recovery facilities (MRFs), 7 municipal solid waste (MSW) landfills and 12 construction and demolition debris (C&D) landfills. Of these facilities, two transfer stations, one MSW landfill and one C&D landfill are fully permitted but not yet opened, and two transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
     WCA Waste was incorporated as a Delaware corporation in February 2004, and our principal operating subsidiary, WCA Waste Systems, Inc., was incorporated in Delaware in September 2000, which then acquired 32 separate solid waste management operations from Waste Management, Inc. From our formation through December 31, 2005, we have successfully integrated over 70 separate operating locations acquired in a total of 25 transactions (including the transaction with Waste Management, Inc.). For information regarding acquisitions made in 2004 and 2005, please read “—Acquisition History After Our Initial Public Offering” below. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.
Industry Overview
     Based on industry sources, we believe the non-hazardous solid waste industry in the United States generates approximately $46.5 billion in annual revenue. Approximately $26.5 billion, or approximately 57%, of the estimated annual industry revenue is generated by the three largest public companies in the industry. Based on industry sources, we believe other public and privately-held companies represent 25% with municipalities representing approximately 18% of the estimated annual industry revenue.
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

     Despite the ongoing consolidation, the solid waste services industry remains fragmented and regional in nature. We believe that there are considerable opportunities in the industry for additional consolidation, especially of operations that do not fit the acquisition criteria of the other waste companies. Based on industry sources, we believe private companies and public companies, other than the three largest public waste companies, represent approximately 25% of the estimated $46.5 billion in annual revenue generated by the solid waste industry. This condition contributes to the fragmented nature of the industry, with many small operations co-existing with a relatively small number of large organizations. Accordingly, we believe that there are significant opportunities for growth through additional acquisitions of assets and operations.
Our Acquisition Growth Strategy
     Vertical Integration And Internalization
     Vertical integration is a core element of our operating strategy because it allows us to manage the waste stream from the point of collection through disposal, thereby maximizing the rate of waste internalization, increasing our operating margins and improving our operating cash flows. All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste. Generally, to be most efficient, collection services should occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used). Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties. Thus, owning a landfill in a market area provides substantial leverage in the waste management business.
     As of December 31, 2005, we owned 19 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations. We believe that our relatively high number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain relatively high levels of internalization within our existing markets. For each of the years ended December 31, 2005 and 2004, approximately 78% of the total volume of waste we collected was disposed of at our landfills.
     Acquisition Strategy
     Our acquisition strategy targets operations that we believe will benefit from our core operating strategy of maximizing the internalization of waste. We intend to make acquisitions for two primary purposes: (i) to expand our operations in market areas we already service (“tuck-in” acquisitions); and (ii) to gain entry into new markets (“strategic” acquisitions). Please read “—Acquisition History After Our Initial Public Offering” below for more information. We intend to focus our strategic acquisitions in markets that are generally characterized by one or more of the following characteristics: (i) the availability of adequate disposal capacity, either through acquisitions or through agreements with third parties; (ii) the opportunity for us to acquire a significant market share; and (iii) steady projected economic or population growth rates.
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
     Once we establish a presence in a new market, we intend to expand our presence by tuck-in acquisitions; that is, by acquiring companies that also operate in that market or in adjacent markets, especially collection companies and transfer stations that allow us to increase internalization of waste into landfills that we own or operate. Effective tuck-in acquisitions allow growth in revenue and an increase in market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.
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
     In executing our acquisition strategy, we believe that the following characteristics make us an attractive partner to independent solid waste companies in our target area and enable us to continue our acquisition-based growth strategy:
•	Our management is extremely experienced in the waste industry and in making waste company acquisitions. Our co-founder and chairman of the board and chief executive officer, Tom J. Fatjo, Jr., has over 35 years of experience in the solid waste industry, beginning with Browning-Ferris Industries, Inc., or BFI, which he founded in 1966. Our other co-founder, president and chief operating officer, Jerome M. Kruszka, has over 30 years of experience in the solid waste management industry, beginning with Waste Management, Inc. and its affiliates, where he held a number of managerial positions during his tenure there. Both Mr. Fatjo, Jr. and Mr. Kruszka have overseen the acquisition and integration of several hundred solid waste operations during their careers in the industry. Additionally, our other senior executive officers, Charles A. Casalinova and Tom J. Fatjo, III, and our four regional managers have an average of approximately 20 years of experience in the industry, in each case involving substantial experience acquiring and integrating waste management assets and operations.

•	Based on industry sources, we believe approximately 25% of the estimated $46.5 billion in annual revenue for the solid waste industry is generated by privately-owned companies and public companies other than the three largest public waste companies. While many of these operations may represent attractive acquisition candidates to a company of our size, many are too small to make any material impact on the revenues of the large companies in our industry and are thus less attractive to these companies. Accordingly, we believe that we have more opportunity for growth, when calculated as a percentage of revenue, through acquisitions than companies larger than us.
Acquisition History After Our Initial Public Offering
     In June 2004, we completed an initial public offering of our common stock. We also maintain a credit facility which includes both term loans and revolving credit with a banking group. These financing activities enabled us to acquire the following operations from June 2004 through March 1, 2006:
•	In July 2004, we purchased Texas Environmental Waste, a residential and roll-off collection company in Houston, Texas.

•	In August 2004, we purchased Ashley Trash Service, a residential collection operation in Seymour, Missouri, and Power Waste, a roll-off collection operation in Birmingham, Alabama.

•	In September 2004, we acquired Blount Recycling and other related companies, which included a C&D landfill and roll-off collection operation in Trafford, Alabama, a transfer station and roll-off collection operation in Huntsville, Alabama, a transfer station in Midfield, Alabama, and a hauling operation in Tuscaloosa, Alabama.

•	In September 2004, we acquired Translift, Inc., a commercial and roll-off collection company in Little Rock, Arkansas.

•	In November 2004, we acquired Rural Disposal, Inc., a residential, commercial and roll-off collection company in Willow Springs, Missouri.

•	In November 2004, we purchased Trash Away, Inc., which consisted of a transfer station and MRF, commercial, residential and roll-off collection company, and a portable toilet operation in Piedmont, South Carolina.

•	In January 2005, we acquired Eagle Ridge MSW landfill located approximately 45 miles northwest of St. Louis near Bowling Green, Missouri.

•	In April 2005, we acquired certain assets from MRR Southern consisting of two C&D landfills, two transfer stations and two MRFs in High Point and Raleigh, North Carolina .

•	In May 2005, we completed two tuck-in acquisitions by acquiring Triad Waste and Triangle Environmental, roll-off collection companies in High Point and Raleigh, North Carolina. We also purchased Foster Ferguson, a residential and commercial collection operation in El Dorado Springs, Missouri, and Proper Disposal, a commercial and roll-off collection operation in Chanute, Kansas.

•	In October 2005, we acquired Ft. Meade landfill, a C&D landfill in Ft. Meade, Florida, from Waste Corporation of Central Florida, Inc, a subsidiary of Waste Corporation of America LLC.

•	In October 2005, we acquired certain assets from Meyer & Gabbert, which consisted of one C&D landfill, three transfer stations and a roll-off collection operation in the Sarasota/Arcadia, Florida market area.

•	In October 2005, we purchased Andy’s Hauling, a roll-off collection operation in Sarasota, Florida, and Pendergrass, a commercial and residential collection operation in Springfield, Missouri.

•	In February 2006, we acquired Transit Waste LLC consisting of one MSW landfill located near Durango, Colorado and a commercial, residential and roll-off collection operation in Bloomfield, New Mexico area from Waste Corporation of America LLC.
     Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisition Strategy Overview” for more information regarding each of the completed acquisitions.
     We have integrated all of our completed acquisitions to date into our existing operations. However, it may take up to a year to fully realize operating synergies.
Our Operations
     Our operations consist of the collection, transfer, processing and disposal of construction and demolition debris and industrial and municipal solid waste. Our revenue mix for the years ended December 31, 2005 and 2004 is shown in the table below (dollars in thousands):

	2005		2004
	$	%	$	%
Collection	$69,786	61.1%	$48,081	65.5%
Disposal	30,602	26.8%	20,747	28.2%
Transfer and other, net	13,755	12.1%	4,633	6.3%

Total revenue	$114,143	100.0%	$73,461	100.0%

     We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenues for the years ended December 31, 2005 or 2004. Please read note 12 to our consolidated financial statements for certain geographic information relating to our operations.
     Collection Services
     As of December 31, 2005, we provided construction and demolition debris and industrial and municipal solid waste collection services to approximately 187,000 industrial, commercial and residential customers in nine states through 23 collection operations. In 2005, our collection revenue consisted of approximately 53% from services provided to industrial customers, 20% from services provided to commercial customers and 27% from services provided to residential customers.
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
     In markets where we have collection operations that may be too far from our nearest landfill to economically haul the waste we collect directly to our nearest landfill, we pursue the use of transfer stations to effectively extend the distance from our own landfills that such collection operations can economically operate without having to utilize the disposal facilities of a third party. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal. In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility in each trip. It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection. The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2005 and 2004. Additionally, as of December 31, 2005 and 2004, we operated but did not own two other transfer stations, one in Arkansas and one in Missouri.

	2005	2004
Alabama	2	2
Arkansas	1	1
Florida	3	—
Missouri	7	7
North Carolina	3	—
South Carolina	1	1
Texas	2	—

Total	19	11

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
     Landfills
     As of December 31, 2005, we owned 19 non-hazardous solid waste landfills in nine states, two of which, though fully permitted, have not yet commenced operations. Additionally, we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties. The following table sets forth certain information as of December 31, 2005 for each of our landfills. The table does not include information for the landfill acquired after December 31, 2005 as discussed in “—Acquisition History After Our Initial Public Offering” above.

				Probable		Remaining	Total
			Permitted	Expansion	Total	Permitted	Remaining
			Capacity	Capacity (1)	Capacity (2)	Life (3)	Life (2)(3)
Landfill	Location	Permitted Waste	(Cu. Yds)	(Cu. Yds)	(Cu. Yds)	(Years)	(Years)
Oak Grove	Arcadia, KS	MSW	7,023,000	24,524,000	31,547,000	34.8	156.4
Black Oak	Hartville, MO	MSW	7,815,092	0	7,815,092	16.8	16.8
Central Missouri	Sedalia, MO	MSW	6,412,398	1,500,000	7,912,398	38.7	47.8
Eagle Ridge	Bowling Green, MO	MSW	3,567,602	16,335,000	19,902,602	18.5	103.1
Rolling Meadows	Hazen, AR	MSW	4,909,138	9,800,000	14,709,138	37.3	111.9
Union County	El Dorado, AR	MSW	4,221,353	496,100	4,717,453	24.6	27.5
Darrel Dickey(4)	Houston, TX	MSW	5,239,003	0	5,239,003	N/A (4)	N/A (4)
Hardy Road	Houston, TX	C&D	7,473,461	0	7,473,461	14.6	14.6
Greenbelt	Houston, TX	C&D	6,538,887	1,400,000	7,938,887	16.3	19.7
Ralston Road	Houston, TX	C&D	1,363,421	1,325,087	2,688,508	4.4	8.7
Applerock(4)	Houston, TX	C&D	8,750,000	0	8,750,000	N/A (4)	N/A (4)
Shiloh	Travelers Rest, SC	C&D	2,004,145	0	2,004,145	13.0	13.0
Yarnell	Knoxville, TN	C&D	939,399	469,729	1,409,128	9.4	14.1
Blount	Trafford, AL	C&D	5,211,023	0	5,211,023	26.5	26.5
Fines	Alpine, AL	C&D/Industrial	1,228,874	613,067	1,841,941	9.2	13.8
High Point	High Point, NC	C&D	4,495,093	0	4,495,093	27.3	27.3
Raleigh	Raleigh, NC	C&D	7,894,572	6,612,722	14,507,294	32.4	59.5
DeSoto	Arcadia, FL	C&D	7,323,910	14,904,750	22,228,660	11.8	35.8
Fort Meade	Ft Meade, FL	C&D	172,205	8,285,703	8,457,908	0.5	22.8

Total			92,582,576	86,266,158	178,848,734	19.8	42.3

(1)	Probable expansion capacity includes possible expansion capacity that we believe, based on industry practice and our experience, is likely to be permitted. The criteria we use to determine if permit expansion is probable include, but are not limited to whether: (i) we believe that the project has fatal flaws; (ii) the land is owned or controlled by us, or under option agreement; (iii) we have committed to the expansion; (iv) financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact; (v) personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill; (vi) we believe the permit is likely to be received; and (vii) we believe that the timeframe to complete the permitting is reasonable. Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(2)	Includes expansions that we classify as “probable.” Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(3)	Based on current and estimated future disposal volumes.

(4)	Fully permitted but has not yet commenced operations, and therefore remaining permitted life and total remaining life cannot be calculated.
     As indicated in the table above, as of December 31, 2005, 7 of our landfills were permitted to accept municipal solid waste. The remaining 12 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials. All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.
     Based on remaining permitted capacity (including probable expansions) as of December 31, 2005 and projected annual disposal volumes, the average remaining landfill life of our 17 operating landfills at December 31, 2005 was approximately 42.3 years. Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits. We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill. In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity. Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.
     We are currently seeking to expand permitted capacity at several of our landfills for which we consider expansions to be probable. These or other future expansions may not be permitted as designed and the average remaining landfill life of our 17 operating landfills as of December 31, 2005 may not be approximately 42.3 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.
     Available Airspace
     The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2005, 2004 and 2003. The table does not include airspace activity for the landfill acquired after December 31, 2005 as discussed in “—Acquisition History After Our Initial Public Offering” above.

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2004	Undertaken	of Divestiture	Granted	Consumed	and Design	2005
Permitted Airspace:
Cubic yards (in thousands)	73,109	—	23,923	—	(3,854)	(595)	92,583
Number of sites	14	—	5	—	—	—	19
Expansion airspace:
Cubic yards (in thousands)	39,986	—	46,138	—	—	142	86,266
Number of sites	8	—	4	—	—	—	12

Total available airspace:
Cubic yards (in thousands)	113,095	—	70,061	—	(3,854)	(453)	178,849

Number of sites	14		5				19

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2003	Undertaken	of Divestiture	Granted	Consumed	and Design	2004
Permitted Airspace:
Cubic yards (in thousands)	56,863	—	5,400	15,075	(2,623)	(1,606)	73,109
Number of sites	13	—	1	—	—	—	14
Expansion airspace:
Cubic yards (in thousands)	20,669	28,170	—	(15,075)	—	6,222	39,986
Number of sites	5	5	—	(2)	—	—	8

Total available airspace:
Cubic yards (in thousands)	77,532	28,170	5,400	—	(2,623)	4,616	113,095

Number of sites	13		1				14

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2002	Undertaken	of Divestiture	Granted	Consumed	and Design	2003
Permitted Airspace:
Cubic yards (in thousands)	44,125	—	8,750	6,289	(2,301)	—	56,863
Number of sites	12	—	1	—	—	—	13
Expansion airspace:
Cubic yards (in thousands)	22,958	4,000	—	(6,289)	—	—	20,669
Number of sites	5	1	—	(1)	—	—	5

Total available airspace:
Cubic yards (in thousands)	67,083	4,000	8,750	—	(2,301)	—	77,532

Number of sites	12		1				13

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
     We have property insurance, general liability, automobile physical damage and liability, employment practices liability, pollution liability, directors and officers liability, fiduciary liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies. Each of our insurance policies contains a per occurrence or per loss deductible for which we are responsible. Our deductibles range from $5,000 per loss under our property insurance coverage to $100,000 for general liability and $250,000 per occurrence or loss under our automobile liability and workers’ compensation and employer’s liability coverages. In addition, we have a $500,000 per loss deductible under our pollution liability coverage. Accordingly, we are effectively self-insured for these amounts with respect to claims covered by our insurance policies, as well as with respect to amounts that exceed our policy limits (including our umbrella policy limits, where applicable). In the future, we may be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows. Please read note 13(e) to our consolidated financial statements.
     In the normal course of business, we are required to post performance bonds, insurance policies, letters of credit and/or cash deposits in connection with the performance of municipal residential collection contracts, the operation, closure or post-closure of landfills, certain environmental permits and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of our performance. We have satisfied financial responsibility requirements by obtaining bank letters of credit, insurance policies, performance bonds or making cash deposits. As of December 31, 2005, we had obtained performance bonds in an aggregate amount of approximately $32.8 million and letters of credit in an aggregate amount of approximately $8.2 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations. If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits. Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”
Competition
     The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large, publicly-held, national waste companies, Waste Management, Inc., Allied Waste Industries, Inc., and Republic Services, Inc., as well as other public and privately-held waste companies. These three companies account for approximately 57% of the estimated $46.5 billion of annual revenue generated by the industry. Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.
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
     The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations. Intense competition exists not only for collection, transfer and disposal volume but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned waste management companies, as well as numerous privately-held regional and local solid waste companies of varying sizes and resources. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.
Non-Competition Agreements
     In connection with the sale by Waste Corporation of America in 2003 of operations located in west Texas, we may not compete with the buyer in 10 counties in west Texas through July 2006. In addition, the Reorganization Agreement we entered into with Waste Corporation of America in connection with our internal corporate reorganization in June 2004 contains a mutual non-competition agreement pursuant to which we and our subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of Waste Corporation of America’s or its subsidiaries’ operations in Florida, Colorado or New Mexico, and Waste Corporation of America and its subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of our or our subsidiaries’ operations in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee or Texas through June 2009.
     On October 3, 2005, we acquired Waste Corporation of Central Florida, Inc. from Waste Corporation of America. On February 10, 2006, we acquired Transit Waste LLC from Waste Corporation of America. As a part of those transactions, we amended the Reorganization Agreement by deleting the restrictions on us. However, Waste Corporation of America is still bound by the terms of the non-competition agreement described above.
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
Employees
     As of December 31, 2005, we had approximately 800 full-time employees. A group of 17 employees at one of our locations is represented by a union and we negotiated a collective bargaining agreement with them which expired on March 3, 2006. We have agreed to extend the terms of the existing contract while we enter into negotiations for a new contract. We have not experienced a significant work stoppage, and we believe our relations with our employees are good.
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
     Our acquisition strategy could require us to incur substantial additional indebtedness in the future, which will increase our interest expense. Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability. In order to better manage changes in interest rates, in November 2005, we entered into a swap arrangement with our primary lender as intermediary to exchange $150 million of our floating rate debt for fixed-rate debt. After giving effect to the interest rate swap in place, as of December 31, 2005, we had $12.0 million of floating rate based long-term debt. If interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.1 million in annual interest expense.
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
     The price and supply of fuel needed to run our collection and transfer trucks and our landfill equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. During 2005 and 2004, we experienced increases in the cost of diesel fuel as a percentage of revenue of 6.5% and 4.9%, respectively. Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations. Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.
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
     Our industry is highly competitive. We compete with large companies and municipalities, many of which have greater financial and operational resources. The non-hazardous solid waste collection and disposal industry is led by three large national, publicly-traded waste management companies that account for approximately 57% of the estimated $46.5 billion of annual industry revenues. The industry also includes numerous regional and local companies. Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal. If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.
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
     Labor unions have in the past attempted to organize our employees, and these efforts will likely continue in the future. At its 2003 national meeting, the International Brotherhood of Teamsters announced that our industry is one in which it will begin focusing its efforts. In March 2001, a group of employees chose to be represented by a union, and we negotiated a collective bargaining agreement with them which expired on March 3, 2006. We have agreed to extend the terms of the existing contract while we enter into negotiations for a new contract. As of December 31, 2005, there were 17 employees in that group. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.
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
     For the year ended December 31, 2005, approximately $2.1 million, or 1.8%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed. These operations could increase in the future. Some states have imposed restrictions on collection routes and disposal locations. Our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.
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
     Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     As part of our program of compliance with Section 404 of the Sarbanes-Oxley Act, we may identify deficiencies in our internal controls over financial reporting. Failure to maintain an effective internal control environment could have a material adverse effect on our business and our stock price.
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
     As indicated above, our continued success largely depends on the continued contributions of our senior management. However, Messrs. Fatjo, Jr. and Kruszka and other members of our senior management also serve as executive officers of our former parent, Waste Corporation of America LLC, and, therefore, devote a portion of their time to matters other than our business and operations. We believe that senior management will devote approximately 5% of their time, on average, to Waste Corporation of America LLC’s operations.
     Conflicts of interest to our stockholders’ detriment may arise between us and Waste Corporation of America and its controlling equity holder, who owns a significant portion of our equity and has one director on our board.
     As of March 1, 2006, Esping Family and other related entities beneficially owned approximately 12.7% of our common stock. Additionally, these entities continue to own approximately 60.2% of the equity interests of Waste Corporation of America LLC, our former parent and a privately-held solid waste company with which we have administrative services, non-competition and other arrangements. Mr. William P. Esping, who is a former director, and members of his family are the primary beneficial owners of these various entities. Mr. Ballard O. Castleman, who is a member of our board of directors, has an ownership position in and is employed by such entities. Mr. Castleman constitutes one of the five current members of our board of directors. Because of the substantial ownership interest of Esping Family and related entities in Waste Corporation of America LLC, these entities may, in the event a conflict of interest arises between us and Waste Corporation of America LLC and these entities, favor their interests in Waste Corporation of America LLC over their interests in us to the detriment of us and our other stockholders.
     Our executive officers, directors and their related entities own a significant interest in our voting stock and may be able to exert significant influence over our management and affairs, which may discourage a potential change of control transaction.
     As of March 1, 2006, our executive officers, directors and their related entities (including Esping Family) owned or controlled approximately 24.1% of the outstanding shares of our common stock. Accordingly, these parties, acting together, could possess a controlling vote on matters submitted to a vote of the holders of our common stock. As long as these individuals beneficially own a significant interest, they will have the ability to significantly influence the election of members of our board of directors and to influence our management and affairs. As of March 1, 2006, Esping Family and other related entities, collectively beneficially owned approximately 12.7% of our common stock, as well as approximately 60.2% of the equity of Waste Corporation of America LLC with which we have administrative services, non-competition and other arrangements. This concentration of ownership, the potential ability to significantly influence our management and affairs, and the potential conflicts of interests relating to Waste Corporation of America LLC may have the effect of preventing or discouraging transactions involving a potential change of control or otherwise adversely affect us.
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

Item 2. Properties.
     Our principal executive offices are located at One Riverway, Suite 1400, Houston, Texas 77056, where we currently lease 12,259 square feet of office space. Currently, we also own or lease field-based administrative offices in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Tennessee and Texas.
     Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders. As of December 31, 2005, we owned and/or operated 23 collection operations, 21 transfer stations/MRFs, 7 MSW landfills and 12 C&D landfills. Of these facilities, two transfer stations, one MSW landfill and one C&D landfill are fully permitted but not yet opened, and two transfer stations are idle. We also operated but did not own two of the transfer stations as of December 31, 2005. For a description of our landfills, please read “Business—Our Operations—Landfills.”
Item 3. Legal Proceedings.
     Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.
Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of the shareholders was held on Thursday, December 22, 2005 for the purpose of approving an amendment to WCA Waste Corporation’s Amended and Restated Certificate of Incorporation to increase the total number of shares of Common Stock that the company has the authority to issue from 25,000,000 shares to 50,000,000 shares. The proposed amendment was approved with 13,216,286 votes cast in favor of such amendment, 283,112 votes cast against such amendment and 4,375 abstentions.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     Our common stock is traded on the NASDAQ National Market under the symbol “WCAA.” As of March 1, 2006, there were approximately 104 holders of record of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2005
First Quarter	$10.50	$9.08
Second Quarter	$9.79	$8.53
Third Quarter	$8.79	$7.90
Fourth Quarter	$8.89	$7.34

2006
First Quarter (through March 7, 2006)	$7.90	$6.90
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

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenue	$114,143	$73,461	$64,226	$62,162	$57,721
Expenses:
Cost of services (1),(2)	73,933	50,387	41,666	38,336	35,841
Depreciation and amortization	14,795	8,828	7,812	6,229	6,684
General and administrative:
Stock-based compensation (3)	509	11,532	1,220	—	—
Other general and administrative	7,802	4,751	3,922	4,432	4,135

Total expenses	97,039	75,498	54,620	48,997	46,660

Operating income (loss)	17,104	(2,037)	9,606	13,165	11,061

Other income (expense):
Interest expense, net (2)	(10,366)	(4,453)	(5,220)	(6,979)	(10,153)
Write-off of deferred financing costs and debt discount (4)	(1,308)	(618)	—	(2,487)	—
Other income (expense), net	286	268	28	20	(53)

Other income (expense)	(11,388)	(4,803)	(5,192)	(9,446)	(10,206)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,716	(6,840)	4,414	3,719	855
Income tax (provision) benefit	(2,248)	2,476	(1,753)	(1,727)	(359)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,468	(4,364)	2,661	1,992	496
Discontinued operations, net of tax	—	—	93	(816)	(201)

Income (loss) before cumulative effect of change in accounting principle	3,468	(4,364)	2,754	1,176	295
Cumulative effect of change in accounting principle, net of tax (5)	—	—	2,324	—	(721)

Net income (loss)	$3,468	$(4,364)	$5,078	$1,176	$(426)

Per Share Data — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.22	$(0.38)	$0.33	$0.25	$0.06
Discontinued operations, net of tax	—	—	0.01	(0.10)	(0.02)

Income (loss) before cumulative effect of change in accounting principle	0.22	(0.38)	0.34	0.15	0.04
Cumulative effect of change in accounting principle net of tax	—	—	0.29	—	(0.09)

Net income (loss)	$0.22	$(0.38)	$0.63	$0.15	$(0.05)

Weighted average shares outstanding — basic	15,579	11,599	8,000	8,000	8,000
Weighted average shares outstanding — diluted	15,641	11,599	8,000	8,000	8,000
Other Financial Data:
Capital expenditures	$18,003	$14,589	$7,721	$9,886	$8,066

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Property and equipment, net	$186,299	$90,521	$70,726	$67,555	$64,147
Total assets	291,538	163,767	116,685	122,668	116,681
Current maturities of long-term debt	1,910	1,429	4,004	3,602	6,749
Long-term debt, less current maturities and discount	174,353	71,814	78,696	78,466	68,908
Total stockholders’ equity	91,707	74,573	18,567	17,734	19,259

(1)	We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. in 2000. In addition, we paid $1 million to acquire prepaid disposal rights from Waste Services, Inc. in 2005. During the years ended December 31, 2005, 2004, 2003, 2002 and 2001, we recorded $1,834, $377, $302, $97 and $61, respectively, for the use of such disposal rights as a non-cash component of cost of services. Please read note 3 to our consolidated financial statements. Prior to August 2003, we utilized the prepaid disposal rights in our west Texas operations, which we sold during 2003 and are reflected as discontinued operations. In the future, we will use these prepaid disposal rights for our continuing operations. During the years ended December 31, 2003, 2002 and 2001, we utilized $1,307, $1,902 and $2,011, respectively, of prepaid disposal rights in discontinued operations.

(2)	We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2005, 2004, 2003, 2002 and 2001, we have recorded $159, $257, $207, $146 and $111, respectively, as a non-cash component of cost of services and $0, $0, $0, $107 and $339, respectively, as a non-cash component of interest expense for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read note 1 to our consolidated financial statements for further discussion of landfill accounting and the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)	The stock-based compensation expense during the year ended December 31, 2005 relates to earned compensation under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. The stock-based compensation expense during the years ended December 31, 2004 and 2003 represents a compensation charge in connection with stock options outstanding as of December 31, 2003. Prior to the internal reorganization in 2004, Waste Corporation of America had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and subsequent issuance of common stock in 2004.

(4)	The $1,308 write-off of deferred financing costs and debt discount in 2005 is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005. In December 2004, we wrote off $618 of deferred financing costs related to the amendment of our credit facility. We also wrote off $2,008 of deferred financing costs and $479 of debt discount due to the early repayment of the term loan of the credit facility in 2002.

(5)	The $721 (net of $442 tax benefit) cumulative effect of change in accounting principle for the year ended December 31, 2001 is due to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” relating to interest rate swap agreements in place at that time. The $2,324 (net of $1,425 tax expense) cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

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
Executive Overview
     General Overview of Our Business
     Revenues. Our operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Our revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded onto and off of the collection vehicle. The following table reflects our total revenue by source for the previous three years (dollars in thousands):

	2005		2004		2003
	$	%	$	%	$	%
Collection:
Residential	$19,128	16.8%	$12,615	17.2%	$11,272	17.5%
Commercial	13,847	12.1%	12,002	16.3%	12,056	18.8%
Roll-off	36,811	32.2%	22,878	31.2%	18,175	28.3%
Other	—	—%	586	0.8%	258	0.4%

Total collection	69,786	61.1%	48,081	65.5%	41,761	65.0%

Disposal	48,817		30,536		28,460
Less intercompany	18,215		9,789		7,413

Disposal, net	30,602	26.8%	20,747	28.2%	21,047	32.8%

Transfer and other	24,309		11,575		7,934
Less intercompany	10,554		6,942		6,516

Transfer and other, net	13,755	12.1%	4,633	6.3%	1,418	2.2%

Total revenue	$114,143	100.0%	$73,461	100.0%	$64,226	100.0%

     2005 Financial Objectives
     The following 2005 financial objectives were established in March 2005:
•	Revenue in excess of $110 million (a 50% increase over 2004 reported revenues);

•	Adjusted EBITDA, which is a non-GAAP financial measure, in excess of $27 million (a 50% increase over 2004);

•	“Run rate” revenue from operations acquired in 2005 to be approximately $50 million;

•	Net income to be in the range of $0.38 to $0.40 per share, depending on the timing of acquisitions and the form of any capital and related charges that we might obtain to fund acquisitions; and

•	2005 year-end “run rates” of revenue and Adjusted EBITDA, to be more than two times similar measures for the year ended December 31, 2003 (which were representative of our “run rates” at the time of our initial public offering).

     2005 Business Performance
     During 2005, our revenues were $114.1 million, which represents a 55.4% increase over 2004. Adjusted EBITDA for the year was $32.2 million, an increase of 73.1% over 2004. “Run rate” revenue from acquired businesses during 2005 was $40 million. In addition to the $40 million generated from newly acquired businesses, revenue from existing operations grew by approximately $9 million or 11.9% as a result of price and volume increases over 2004. Certain locations implemented price increases throughout 2005 and therefore the effect is expected to carryover into 2006. Net income per share was $0.22. This shortfall was largely the result of higher than anticipated borrowing costs under our credit facilities. Underlying LIBOR interest rates rose from 2.44% to 4.45% and our average borrowing costs increased from 4.56% to 7.90%. Had interest rates remained at the levels in effect at the beginning of 2005, earnings per share would have been $0.34. In order to better manage changes in interest rates, in November 2005, we entered into a swap arrangement with our primary lender as intermediary to exchange $150 million of our floating rate debt for fixed-rate debt. The underlying base rate is now 4.885% plus the applicable margin which was 3.0% at December 31, 2005. Our net income also included a charge of $0.9 million (net of tax provision) (or $0.06 per share on 15.6 million fully diluted shares) for the write-off of deferred financing costs and debt discount due to the restructuring of our credit facility. Excluding the effects of the interest rate increase and the write-off of deferred financing costs and debt discount, our earnings per share would have been $0.40. Our “run rate” revenue at December 31, 2005 was $139 million or 2.2 times of our 2003 “run rate” revenue of $64.2 million. Our “run rate” EBITDA at December 31, 2005 was $39 million or 2.1 times of our 2003 “run rate” EBITDA of $18.6 million.
     We have been able to maintain our operating margins throughout the period of growth. Our adjusted operating profit margins were 15.0% in 2005, 12.9% in 2004 and were 16.9% in 2003. We believe our operating margins are among the highest in the industry. Our operating margins are high in part because of the proportionally high number of landfills we have and the amount of waste we internalize into those landfills. We internalized approximately 78% of the waste we collected in both 2005 and 2004.
     2006 Financial Objectives
     Our 2006 expectations, not including the impact of acquisitions, are as follows:
•	Revenue in excess of $140 million (a 23% increase over 2005 reported revenues);

•	Operating income in excess of $21 million (a 24% increase over 2005); and

•	EBITDA in excess of $40 million (a 25% increase over 2005).
     Please note that these financial objectives are all forward looking statements that involve risks, uncertainties and assumptions. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Business—Risk Factors” and “—Cautionary Statement About Forward-Looking Statements” included elsewhere in this report. In addition, as we have previously reported, we intend to review price increase opportunities to recover cost increases and improve operating margins. As we have in the past, we also will look for opportunities to improve operating margins by reducing operating costs. Those opportunities may involve a variety of initiatives, including improvements to systems and programs and evaluation of location specific operating results. As we discuss in “—Liquidity and Capital Resources—Cash Flows” below, we expect capital expenditures related to our existing operations for 2006 to be approximately 12% of our revenue, which would include expenditures for vehicles, heavy equipment, containers, landfill cell development, and certain systems and program improvements.
     Non-GAAP measures. Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense (including the write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization. We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items is not relevant to our ongoing operations. We also use these same measures when evaluating potential acquisition candidates.
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our assets) from our operating results; and

•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit facility; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     The following presents a reconciliation of the total EBITDA to net income (loss) (in thousands):

	2005	2004	2003
Total EBITDA	$32,185	7,059	17,446
Depreciation and amortization	(14,795)	(8,828)	(7,812)
Interest expense, net	(10,366)	(4,453)	(5,220)
Write-off of deferred financing costs and debt discount (an additional interest charge)	(1,308)	(618)	—
Income tax benefit (expense)	(2,248)	2,476	(1,753)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,468	(4,364)	2,661

	2005	2004	2003
Loss from discontinued operations, net of tax	—	—	(156)
Gain on disposal of discontinued operations, net of tax	—	—	249

Income (loss) before cumulative effect of change in accounting principle	3,468	(4,364)	2,754
Cumulative effect of change in accounting principle, net of tax	—	—	2,324

Net income (loss)	$3,468	(4,364)	5,078

     In considering EBITDA results, our management also takes various adjustments (especially for non-operational expenses) into account in evaluating performance in order to provide it with what it believes to be a better view of ongoing operational performance. Thus, for example, in our evaluations we exclude the stock-based compensation charge of $11.5 million ($7.5 million net of tax benefit) incurred during 2004 as these are non-cash charges related to our former parent company’s outstanding stock option plan. We do not exclude stock-based compensation expense related to our restricted share plan as it is a recurring expense. We make similar adjustments in evaluating acquisition candidates for non-recurring items. The following presents a reconciliation of EBITDA to Adjusted EBITDA (in thousands):

	2005	2004	2003
Total EBITDA, per above	$32,185	7,059	17,446
Stock-based compensation expense	—	11,532	1,220

Adjusted EBITDA	$32,185	18,591	18,666

     Our EBITDA and Adjusted EBITDA, as we define them, may not be comparable to similarly titled measures employed by other companies and are not a measure of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
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
     General and administrative expenses include the salaries and benefits of our corporate management, certain centralized reporting, information technology and cash management costs and other overhead costs associated with our corporate office.
     Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of landfill costs and asset retirement costs based on the consumption of airspace.
     We capitalize third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs. We expense indirect acquisition costs, such as salaries, commissions and other corporate services, as we incur them. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 2005, we had $0.3 million of capitalized costs relating to pending acquisitions.
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

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as covenants not-to-compete and any remaining amounts are then allocated to goodwill.
     Acquisition Strategy Overview
     As we discussed in “Business— Our Acquisition Growth Strategy” our acquisition strategy will target operations that will benefit from our core operating strategy of maximizing the internalization of waste. In markets where we already own a landfill, we intend to focus on expanding our presence by tuck-in acquisitions. Tuck-in acquisitions will allow growth in revenue and increase market share and enable integration and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then expand our operations to collection services by acquiring collection operations in the new market and internalizing the waste into our landfill.
     We intend to pursue our acquisition strategy primarily with cash, including borrowings under our combined credit facility entered. We may also issue shares of common stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the year ended December 31, 2005, we have completed 17 acquisitions. The purchase price for these acquisitions consisted of $125.0 million of cash, $4.5 million of convertible debt, $6.6 million of assumed debt (net of $0.4 million of debt discount), $5.6 million of assumed deferred tax liabilities and 1,737,852 shares of our common stock. We completed 10 acquisitions during the year ended December 31, 2005. Total consideration for these 10 acquisitions was approximately $119.1 million, including $92.0 million in cash, $1.5 million in convertible debt, $6.6 million in debt assumed, net of discount, $5.6 million in deferred tax liabilities assumed and $13.4 million in common stock. Contemporaneously with one acquisition, certain individuals affiliated with the seller purchased $2.5 million in convertible debt. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.
     The following sets forth additional information regarding the acquisitions since our initial public offering:

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
     After giving effect to these acquisitions, at December 31, 2005, we owned and/or operated a total of 19 landfills, 23 collection operations and 21 transfer stations/MRFs, had approximately 277 routes and handled approximately 9,200 landfill tons per day at our landfills.

     On February 10, 2006, we acquired Transit Waste LLC from Waste Corporation of America LLC, which was previously part of our corporate group and with which we still maintain certain other relationships. This transaction included the acquisition of one MSW landfill and a collection operation. The landfill is located in Durango, Colorado and the collection company is located in Bloomfield, New Mexico. This acquisition allows us to expand our operations into the Colorado and New Mexico markets. Together with the acquisition of Transit Waste, we have made 18 acquisitions totaling $62.5 million in estimated annual “run rate” revenue since completing our initial public offering in June 2004, and own and/or operate 20 landfills, 24 collection operations and 21 transfer stations/ MRFs.
     For a description of our accounting for acquisitions and acquisition-related expenses, please read notes 1 and 3 to the financial statements. After an acquisition is completed we incur integration expenses related to (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
Results of Operations
     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Revenue	$114,143	100.0	$73,461	100.0	$64,226	100.0
Cost of services	73,933	64.8	50,387	68.6	41,666	64.8
Depreciation and amortization	14,795	13.0	8,828	12.0	7,812	12.2
General and administrative	7,802	6.8	4,751	6.5	3,922	6.1
Stock-based compensation charge	509	0.4	11,532	15.7	1,220	1.9

Operating income (loss)	17,104	15.0	(2,037)	(2.8)	9,606	15.0
Interest expense, net	(10,366)	(9.1)	(4,453)	(6.1)	(5,220)	(8.1)
Write-off of deferred financing costs and debt discount	(1,308)	(1.1)	(618)	(0.8)	—	—
Other income, net	286	0.2	268	0.4	28	0.0
Income tax (provision) benefit	(2,248)	(2.0)	2,476	3.4	(1,753)	(2.7)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,468	3.0	(4,364)	(5.9)	2,661	4.2
Loss from discontinued operations, net of tax	—	—	—	—	(156)	(0.3)
Gain on disposal of discontinued operations, net of tax	—	—	—	—	249	0.4
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	2,324	3.6

Net income (loss)	$3,468	3.0	$(4,364)	(5.9)	$5,078	7.9

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue. Total revenue for the year ended December 31, 2005 increased by 55.4%, to $114.1 million from $73.5 million for the year ended December 31, 2004. Acquisitions contributed $32.0 million of the increase while internal volume growth contributed $3.0 million, operational price increases contributed $3.7 million, and pricing from fuel surcharges achieved the remaining increases.
     Cost of services. Total cost of services for the year ended December 31, 2005 increased $23.5 million, or 46.7%, to $73.9 million from $50.4 million for the year ended December 31, 2004. Acquisitions and integration costs accounted for a majority of the increased cost of services. While cost of services increased in total, they have decreased to 64.8% of revenue from 68.6% last year. This decrease can be attributed to decreases in insurance costs associated with improved claim history. Further reductions in operating costs as a percentage of revenue were achieved related to certain licenses and fees, landfill site expenses and field administrative costs which are semi-fixed and do not increase proportional with revenue. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 4.9% for the year ended December 31, 2004 to 6.5% for the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2005 increased $6.0 million, or 67.6%, to $14.8 million from $8.8 million for the year ended December 31, 2004. These increases can be attributed to acquisitions and increased amortization corresponding with increased landfill volumes.
     General and administrative. Total general and administrative expense increased $3.1 million, or 64.2%, to $7.8 million for the year ended December 31, 2005 from $4.7 million for the year ended December 31, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including legal, accounting, compliance with the Sarbanes-Oxley Act of 2002, printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program.
     Stock-based compensation charge. We recognized a compensation charge of $11.5 million during the year ended December 31, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants. The stock-based compensation expense during the year ended December 31, 2005 relates to earned compensation from restricted stock grants under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Interest expense, net. Interest expense, net for the year ended December 31, 2005 increased $5.9 million, or 132.8%, to $10.4 million from $4.5 million for the year ended December 31, 2004. As a percentage of revenue, interest expense increased to 9.1% for the year ended December 31, 2005 from 6.4% for the year ended December 31, 2004. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities as well as seller notes issued and debt assumed in connection with acquisitions. Our average borrowing costs went from 4.56% at the end of 2004 to 7.90% at the end of 2005.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount incurred during 2005 is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005. The $0.6 million write-off of deferred financing costs for 2004 is associated with the amendment of our credit facility in December 2004
     Income tax (provision) benefit. Income tax (provision) benefit in the year ended December 31, 2005 as a percentage of pre-tax income (loss) was 39.3% as compared to 36.2% for the year ended December 31, 2004. The rate in the prior year reflects the lower tax benefit applied to the $11.5 million stock-based compensation charge, as well as the impact of non-deductible expenses reducing our net loss for tax purposes.
     Net income (loss). We had net income of $3.5 million for the year ended December 31, 2005 as compared to net loss of $4.4 million for the year ended December 31, 2004. The increase is primarily caused by the $11.5 million non-cash compensation charge in 2004, net of a $4.0 million tax benefit.
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
     Stock-based compensation charge. We recognized a compensation charge of $11.5 million for the year ended December 31, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.
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
     As of December 31, 2005, we had total outstanding long-term debt of approximately $176.6 million, consisting primarily of approximately $162.0 million outstanding under our credit facilities, and approximately $7.4 million of various seller notes and $7.0 million of assumed debt associated with acquisitions. This represented an increase of $103.3 million over our total debt outstanding as of December 31, 2004. The increase in outstanding debt since December 31, 2004 was due primarily to amounts paid in connection with acquisitions. Additionally, subsequent to December 31, 2005, in connection with the completion of our Transit Waste acquisition, we assumed $5.2 million of debt, $1.3 million of which was repaid on February 23, 2006. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of our floating rate debt for five-year fixed-rate debt. As a result of this agreement, the LIBOR component of our interest rate will be 4.885% on the first $150 million of our borrowings for the remainder of the term of the swap agreement.
     As of December 31, 2005, we had a working capital surplus of $6.7 million that improved $8.2 million from a working capital deficit of $1.5 million as of December 31, 2004. The improvement can be attributed to the restructuring and funding of the credit facilities in April 2005 as well as timing differences in collection of receivables and payments of current liabilities. Our First Lien Credit Agreement (as described below) includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the available swing-line feature of our First Lien Credit Agreement to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the First Lien Credit Agreement.
     In December 2005 we exercised the accordion option on our credit facility and increased the capacity of our revolving line of credit by $25.0 million. As of December 31, 2005, we had $54.1 million in available capacity under the revolving portion of the First Lien Credit Agreement.
     Tax-Exempt Bonds
     On June 1, 2005, we fully repaid the $22.2 million of outstanding Environmental Facilities Revenue Bonds with the proceeds from the Credit Agreements. In connection with the acquisition of Ft. Meade landfill in October

2005, we assumed $6.5 million in tax-exempt Environmental Facilities Revenue Bonds. The bonds bear interest at 8.50% to 9.00% with annual installments through September 2020. The weighted average rate as of December 31, 2005 was 8.94%. Subsequent to December 31, 2005, we assumed an additional $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition.
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
     The following is a summary description of the material terms of the Credit Agreements and, as such, is not complete.
     The aggregate credit commitments available under the Credit Agreements total $225 million and include:
•	a $100 million revolving credit facility under the First Lien Credit Agreement, including subfacilities for:
o	standby letters of credit in the aggregate principal amount of up to $30.0 million; and

o	a swing-line feature for up to $10.0 million for same day advances;
•	a $100 million Term B loan under the First Lien Credit Agreement (the “Term B Loan”), reducing by $250,000 per quarter beginning June 30, 2005; and

•	a $25 million second lien term loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”).
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
     Included in such covenants is a prohibition against the payment of cash dividends by WSI to WCA Waste (or any intermediary) except for the limited purposes of debt repayment, meaning WCA Waste has very limited sources of cash. WCA Waste’s only source of cash to pay dividends is distributions from its subsidiaries and, therefore, its ability to declare or pay future cash dividends on its common stock would be subject to, among other factors, a relaxation of this prohibition. As of December 31, 2005, we were in compliance with all debt covenants.
     Other Financing Sources
     Other sources of financing that we have used in connection with our acquisition program include issuing debt or equity to the sellers. As of December 31, 2005, we had $7.4 million of seller notes outstanding of which $7.0 million is convertible into shares of our common stock. During the year ended December 31, 2005, in connection with four acquisition, we issued 1,474,694 shares of common stock.
     Contractual Obligations
     As of December 31, 2005, we had the following contractual obligations (in thousands). The contractual obligations do not include interest payments on long-term debt due to the variable interest rates under our credit facility and the varying amounts outstanding under our credit facility during the year. The contractual interest rate for our credit facility is the LIBOR base rate plus a stipulated margin, which also fluctuates based on our leverage ratio. For the year ended December 31, 2005, our cash paid for interest expense was $9.5 million. Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2005.

	Payments Due By Period
		Less			More
		Than 1			Than 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt principal amount outstanding (1)	$176,603	$1,910	$2,760	$47,518	$124,415
Closure and post-closure costs (2)	101,812	286	—	—	101,526
Operating lease	4,303	687	802	755	2,059
Note payable	73	73	—	—	—

Total	$282,791	$2,956	$3,562	$48,273	$228,000

(1)	Related interest obligations have been excluded from this maturity schedule.

(2)	The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2005, without the impact of discounting and inflation. We believe the amount and timing of these activities are reasonably estimable. The cost in current dollars is inflated (2.5% at December

31, 2005) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2005). Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.
     Other Commitments
     As of December 31, 2005, we had the following other commitments (in thousands):

	Commitment Expiration By Period
		Less			More
		Than 1			Than 5
Other Commitments	Total	Year	1-3 Years	4-5 Years	Years
Financial surety bonds(1)	$32,822	$32,822	$—	$—	$—
Standby letters of credit(2)	8,153	8,153	—	—	—

Total	$40,975	$40,975	$—	$—	$—

(1)	We use financial surety bonds for landfill closure and post-closure financial assurance required under certain environmental regulations and may use other mechanisms including insurance, letters of credit and restricted cash deposits. We have experienced less availability of surety bonds for landfill closure and post-closure requirements and increased costs including the direct fees associated with the bonds, increased levels of standby letters of credit or personal guarantees provided to the surety bond underwriters. Our commitments for financial surety bonds are not recorded in our financial statements. Our surety bonds relate to closure and post-closure obligations relating to our landfills and would not create debt unless and until we closed such landfills and were unable to satisfy closure and post-closure obligations.

(2)	We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above. As of December 31, 2005, $4.7 million had been provided to the surety bond underwriters. We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims. As of December 31, 2005, we had provided $3.5 million in standby letters of credit. In January 2006, a total of $1.0 million was cancelled, leaving $2.5 million outstanding. Our commitments for standby letters of credit are not recorded in our financial statements. The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income. However, we currently satisfy such claims from our cash flows from operations.
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
     We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors. As of December 31, 2005, we had accrued $1.5 million for these claims. If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.
     Cash Flows
     The following is a summary of our cash balances and cash flows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cash and cash equivalents at the end of the period	$678	$272	$105
Cash provided by operating activities	$21,819	$13,471	$14,298
Cash used in investing activities	$(111,381)	$(45,963)	$(3,640)
Cash provided by (used in) financing activities	$89,968	$32,659	$(10,553)

     Cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $21.8 million, $13.5 million and $14.3 million, respectively. The increase in cash flows from operating activities is primarily due to the change from net loss of $4.4 million during the year ended December 31, 2004 to net income of $3.5 million during the year ended December 31, 2005 and the non-cash charges included in those results.
     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $111.6 million, $45.9 million and $13.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Acquisitions of businesses in 2005 accounted for $62.3 million of the increase over 2004. During 2003, we received $9.8 million in proceeds from the sale of discontinued operations. We expect capital expenditures related to our existing operations for 2006 to be approximately 12% of our revenue. These expenditures include the cost of vehicles, heavy equipment, containers, landfill cell development and certain systems and program improvements. Furthermore, in connection with the execution of our acquisition strategy, we expect to make substantial capital expenditures. Because of their nature, we cannot accurately predict the amount and timing of these acquisition expenditures. We believe that we will have the necessary financial sources available to fund our capital expenditures and our acquisition program. These sources include the use of borrowings under our existing credit facility, seller notes, and the issuance of new debt or equity.
     Cash provided by (used in) financing activities during the years ended December 31, 2005, 2004 and 2003 was $90.0 million, $32.7 million and $(10.6) million, respectively. Cash provided by financing activities during the years ended December 31, 2005, 2004 and 2003 includes borrowings under our credit facilities, repayments of debt and financing costs associated with amendments to our credit facility in all periods, and distributions to our former parent in prior periods. Proceeds from financing include the net proceeds from the use of our credit facilities and seller notes. The increase in net cash from investing activities in 2005 as compared to that in 2004 reflects the amounts borrowed related to our ongoing acquisition program. The increase in 2004 as compared to that in 2003 reflects the impact of proceeds of our initial public offering in June which was used to repay outstanding borrowings.
Critical Accounting Policies
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Landfill Accounting
     Capitalized Landfill Costs
     As of December 31, 2005, we owned 7 MSW landfills and 12 C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of December 31, 2005, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of December 31, 2005, we have included 86 million cubic yards of expansion airspace with estimated development costs of approximately $65.3 million in our calculation of the rates used for the amortization of landfill costs.
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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2005, 2004 and 2003:

	2005	2004	2003
Number of landfills owned	19	14	13
Landfill depletion and amortization expense (in thousands)	$6,956	$4,290	$4,066
Accretion expense (in thousands)	159	257	207
Closure and post-closure expense (in thousands)	—	—	—

	7,115	4,547	4,273

Airspace consumed (in thousands of cubic yards)	3,854	2,623	2,301

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.85	$1.73	$1.86

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.
     Goodwill
     Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values, and reviewed for impairment. As of December 31, 2005, our goodwill balance was $72.5 million.
     Impairment of Long-Lived Assets
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

Recently Adopted Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. In general, SFAS No. 123(R) does not change the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based awards to employees to be recognized as compensation expense based on the fair value of the award at the date of grant. As such, the intrinsic value method permitted by SFAS No. 123 is no longer an alternative.
     SFAS No. 123(R) must be adopted in the first interim or annual reporting period beginning January 1, 2006, although early adoption in periods in which financial statements or interim reports have not been issued is encouraged. SFAS No. 123(R) allows companies to adopt its provisions using one of the following two transition methods:
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
     We will adopt SFAS No. 123(R) using the modified prospective method. The adoption of this new accounting pronouncement will have no effect on cash and is not expected to materially impact our overall financial position. Our results of operations have not included recognition of compensation expense for employee stock options because we currently account for share-based awards to employees using APB No. 25’s intrinsic value method. The adoption of SFAS No. 123(R) will have no immediate impact on our operating income because there are no unvested stock options outstanding as of the effective date of the adoption. Should we issue options as part of our share-based awards in the future, it would have an impact on our operating results though such impact cannot be predicted at this time.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of business, we are exposed to market risk including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of floating rate debt for five-year fixed-rate debt. We did not enter into the interest rate swap agreements for trading purposes.
     After giving effect to the swap, as of December 31, 2005, we had debt outstanding that bears interest at variable or floating rates of approximately $12.0 million as compared to approximately $69.4 million as of December 31, 2004. We are primarily affected by changes in LIBOR rates. Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.” After giving effect to our interest rate swap agreement, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.1 million in annual interest charges. The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2005 (dollars in thousands):

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total (a)
Debt:
Term B Loan	$1,000	$1,000	$1,000	$1,000	$1,000	$94,250	$99,250
Average interest rate (b)
Revolving Credit Loans	$—	$—	$—	$—	$37,723	$—	$37,723
Average interest rate (b)
Second Lien Credit Agreement	$—	$—	$—	$—	$—	$25,000	$25,000
Average interest rate (c)
Environmental Facilities
Revenue Bonds	$220	$240	$260	$285	$310	$5,165	$6,480
Average interest rate (d)
Other borrowings	$690	$204	$56	$3,000	$4,200	$—	$8,150
Average interest rate	6.3%	6.7%	6.2%	5.0%	7.9%	—	6.6%
Note payable	$73	$—	$—	$—	$—	$—	$73
Average interest rate	4.9%	—	—	—	—	—	4.9%

(a)	The total amounts of our market-risk sensitive financial instruments are equal to the fair value of such instruments.

(b)	Borrowings under the Term B Loan and the Revolving Credit Loans bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate. The applicable margin to base rate loans ranges from 0.75% to 2.00%, and the applicable margin to LIBOR loans ranges from 1.75% to 3.00%, depending in each case, on the leverage ratio, which is generally defined as the ratio of funded debt to EBITDA, as of the most recent determination date, which is generally at the end of each quarter. As of December 31, 2005, the weighted average interest rate in effect for the Term B Loan and the Revolving Credit Loans was 7.72%.

(c)	Borrowings under the Second Lien Credit Agreement bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate. The applicable margin on all loans is 6%. As of December 31, 2005, the interest rate in effect for the Second Lien Credit Agreement was 10.72%.

(d)	Borrowings under the Environmental Facilities Revenue Bonds bear interest at 8.50% to 9.00%. As of December 31, 2005, the weighted average interest rate in effect for the Environmental Facilities Revenue Bonds was 8.94%.

Item 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
There are inherent limitations in the effectiveness of any system of internal controls over financial reporting. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Our evaluation did not include evaluating the effectiveness of internal control over financial reporting relating to certain landfills and collection operations in Missouri, Florida and North Carolina during 2005 (the 2005 Acquisitions). Total assets and revenues for the 2005 Acquisitions represent approximately $120 million and $15 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors
WCA Waste Corporation (formerly WCA Waste Systems, Inc.):
We have audited the accompanying consolidated balance sheets of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) (the Company) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”.
/s/ KPMG LLP
Houston, Texas
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
WCA Waste Corporation (formerly WCA Waste Systems, Inc.):
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WCA Waste Corporation (formerly WCA Waste Systems, Inc.) (the Company) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that WCA Waste Corporation (formerly WCA Waste Systems, Inc.) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WCA Waste Corporation (formerly WCA Waste Systems, Inc.) and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
WCA Waste Corporation (formerly WCA Waste Systems, Inc.) acquired certain landfills and collection operations in Missouri, Florida and North Carolina during 2005 (the 2005 Acquisitions). Management excluded from its assessment of the effectiveness of WCA Waste Corporation’s (formerly WCA Waste Systems, Inc.) internal control over financial reporting as of December 31, 2005, the 2005 Acquisitions’ internal control over financial reporting associated with total assets of $120 million and total revenues of $15 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of the 2005 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial position of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ KPMG LLP
Houston, Texas
March 15, 2006

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$678	272
Restricted cash	270	—
Accounts receivable, net of allowance for doubtful accounts of $1,190 and $575	16,127	9,039
Deferred tax assets	763	—
Prepaid expenses and other	4,728	4,808

Total current assets	22,566	14,119

Property and equipment, net	186,299	90,521
Goodwill, net	72,455	47,510
Intangible assets, net	5,041	3,019
Deferred financing costs, net	3,374	2,823
Restricted cash — debt service reserve fund	675	—
Deferred tax assets	—	2,557
Other assets	1,128	3,218

Total assets	$291,538	163,767

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,284	6,081
Accrued liabilities and other	7,265	5,556
Accrued closure and post-closure liabilities	286	443
Note payable	73	2,091
Current maturities of long-term debt	1,910	1,429

Total current liabilities	15,818	15,600

Long-term debt, less current maturities and discount	174,352	71,814
Interest rate swap	711	—
Accrued closure and post-closure liabilities	3,332	1,780
Deferred tax liabilities	5,618	—

Total liabilities	199,831	89,194

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,532 shares and 14,853 shares	165	149
Additional paid-in capital	86,930	72,849
Retained earnings	5,043	1,575
Accumulated other comprehensive loss	(431)	—

Total stockholders’ equity	91,707	74,573

Total liabilities and stockholders’ equity	$291,538	163,767

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$114,143	73,461	64,226
Expenses:
Cost of services	73,933	50,387	41,666
Depreciation and amortization	14,795	8,828	7,812
General and administrative:
Stock-based compensation	509	11,532	1,220
Other general and administrative	7,802	4,751	3,922

	97,039	75,498	54,620

Operating income (loss)	17,104	(2,037)	9,606

Other income (expense):
Interest expense, net	(10,366)	(4,453)	(5,220)
Write-off of deferred financing costs and debt discount	(1,308)	(618)	—
Other income, net	286	268	28

	(11,388)	(4,803)	(5,192)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,716	(6,840)	4,414
Income tax (provision) benefit	(2,248)	2,476	(1,753)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,468	(4,364)	2,661
Loss from discontinued operations, net of tax	—	—	(156)
Gain on disposal of discontinued operations, net of tax	—	—	249

Income (loss) before cumulative effect of change in accounting principle	3,468	(4,364)	2,754
Cumulative effect of change in accounting principle, net of tax	—	—	2,324

Net income (loss)	$3,468	(4,364)	5,078

Earnings per share — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.22	(0.38)	0.33
Loss from discontinued operations, net of tax	—	—	(0.02)
Gain on disposal of discontinued operations, net of tax	—	—	0.03

Income (loss) before cumulative effect of change in accounting principle, net of tax	0.22	(0.38)	0.34
Cumulative effect of change in accounting principle, net of tax	—	—	0.29

Net income (loss)	$0.22	(0.38)	0.63

Weighted average shares outstanding — basic	15,579	11,599	8,000

Weighted average shares outstanding — diluted	15,641	11,599	8,000

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Stockholders’ Equity
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Stockholders’
	Shares	Par	Capital	Compensation	Earnings	Loss	Equity
Balance, December 31, 2002	8,000	$80	16,793	—	861	—	17,734
Contribution from Old WCA	—	—	1,309	—	—	—	1,309
Distribution to Old WCA	—	—	(6,774)	—	—	—	(6,774)
Non-cash compensation charge	—	—	1,220	—	—	—	1,220
Net income	—	—	—	—	5,078	—	5,078

Balance, December 31, 2003	8,000	80	12,548	—	5,939	—	18,567
Settlement of WCA options through issuance of WCA common stock	—	—	6,849	—	—	—	6,849
Distribution to Old WCA, net of tax allocation	—	—	(3,076)	—	—	—	(3,076)
Proceeds from initial public offering	6,590	66	54,944	—	—	—	55,010
Issuance of shares in acquisition	263	3	1,584	—	—	—	1,587
Net loss	—	—	—	—	(4,364)	—	(4,364)

Balance, December 31, 2004	14,853	149	72,849	—	1,575	—	74,573
Change in accumulated loss in interest rate swap, net of tax	—	—	—	—	—	(431)	(431)
Issuances of common stock	1,475	14	13,574	—	—	—	13,588
Issuances of restricted shares to employees and directors	204	2	1,948	(1,950)	—	—	—
Accretion of unearned compensation	—	—	—	509	—	—	509
Net income	—	—	—	—	3,468	—	3,468

Balance, December 31, 2005	16,532	$165	88,371	(1,441)	5,043	(431)	91,707

Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$3,468	(4,364)	5,078
Accumulated other comprehensive income (loss)	(431)	—	—

Total comprehensive income (loss)	$3,037	(4,364)	5,078

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
			(restated
			see note 1(w))
Cash flows from operating activities:
Net income (loss)	$3,468	(4,364)	5,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,795	8,828	8,331
Non-cash compensation charge	509	6,849	1,220
Amortization of deferred financing costs and debt discount	587	666	934
Write-off of deferred financing costs and debt discount	1,308	618	—
Deferred tax provision (benefit)	2,145	(2,477)	1,752
Provision and accretion expense for closure and post-closure obligations	159	257	207
Gain on sale of assets	(295)	(268)	(424)
Interest rate swap	—	(14)	(1,527)
Prepaid disposal usage	1,834	377	1,609
Cumulative effect of change in accounting principle	—	—	(3,749)
Cost of terminated acquisitions	70	7	32
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,163)	(3,317)	(372)
Prepaid expenses and other	(90)	4,137	1,759
Accounts payable and other liabilities	2,492	2,172	(552)

Net cash provided by operating activities	21,819	13,471	14,298

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(93,631)	(31,330)	(6,438)
Proceeds from sale of discontinued operations	—	—	9,759
Proceeds from sale of fixed assets	317	283	344
Cost incurred on possible acquisitions	(64)	(327)	(32)
Capital expenditures	(18,003)	(14,589)	(7,273)

Net cash used in investing activities	(111,381)	(45,963)	(3,640)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	127,500	46,900	6,500
Proceeds from issuance of common stock	—	55,010	—
Principal payments of note payable	(2,257)	(903)	(2,744)
Principal payments on long-term debt	(23,537)	(12,785)	(6,507)
Repayment of Waste Management, Inc. note	—	(13,343)	—
Net change in revolving line of credit	(9,176)	(33,263)	(848)
Distributions and transfers to Old WCA, net	—	(6,667)	(6,557)
(Increase) decrease in restricted cash	(208)	—	677
Deferred financing costs	(2,354)	(2,290)	(1,074)

Net cash provided by (used in) financing activities	89,968	32,659	(10,553)

Net change in cash and cash equivalents	406	167	105
Cash and cash equivalents at beginning of period	272	105	—

Cash and cash equivalents at end of period	$678	272	105

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Supplemental cash flow information:
Cash paid during the year for:
Interest	$9,452	3,772	4,730
Taxes	—	—	—
Non-cash investing and financing activities:
Property and equipment financed by direct debt	—	—	448
Issuance of premiums financed by direct debt	239	2,091	1,002
Property and equipment distributed to Old WCA	—	—	249
Acquisitions of operations:
Restricted cash	737	—	—
Accounts receivable	1,925	552	—
Prepaid expenses and other	29	11	—
Property and equipment, net	91,674	15,068	7,714
Goodwill	24,945	17,667	(119)
Intangible assets	2,252	3,060	—
Debt and liabilities issued or assumed	6,802	441	(152)
Old WCA contribution	—	—	1,309
Long-term debt, net of debt discount	1,500	3,000	—
Accrued closure post-closure liabilities	544	—	—
Deferred tax liabilities	5,665	—	—
Common stock	15	3	—
Additional paid-in capital	13,405	1,584	—
Disposal of discontinued operations:
Accounts receivable	—	—	(1,261)
Other current assets	—	—	(141)
Property and equipment, net	—	—	(3,903)
Goodwill, net	—	—	(5,055)
Debt and other liabilities	—	—	(995)
See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements
(1) Organization and Summary of Significant Accounting
(a) Business
WCA Waste Corporation and subsidiaries (WCA or the Company) was formed effective October 1, 2000 for the purpose of acquiring certain solid waste operations in the Central and Southern United States of America. WCA currenly provides integrated non-hazardous solid waste collection, transfer, processing and disposal services to customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Texas, and Tennessee. See note 1(b) “Internal Reorganization and Basis of Presentation” for additional discussion on the formation of WCA.
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
(d) Cash Equivalents and Restricted Cash
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Restricted cash relates to the Environmental Facilities Revenue Bonds assumed as part of an October 2005 acquisition.
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
(f) Landfill Accounting
Capitalized Landfill Costs
At December 31, 2005, the Company owned 7 municipal solid waste (MSW) landfills and 12 construction and demolition debris (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of December 31, 2005.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At December 31, 2005, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements
Adopting SFAS No. 143 required a cumulative adjustment to reflect the change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date the landfill was acquired or the date operation commenced for landfills opened by the Company. Upon adopting SFAS No. 143 on January 1, 2003, the Company recorded a cumulative effect of the change in accounting principle of $3,749 ($2,324, net of tax), a decrease in its closure and post-closure liability of $3,832 and a decrease in net landfill assets of $83. The adoption of the standard had no impact on our cash requirements.
If SFAS No. 143 had been effective for 2003, the impact on income from continuing operations before cumulative effect of change in accounting principle and earnings per share would have been as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	2005	2004	2003
Reported net income (loss)	$3,468	(4,364)	5,078
Adoption of SFAS No. 143, net of tax	—	—	(2,324)

Pro forma net income (loss)	$3,468	(4,364)	2,754

Reported net income (loss) per share — basic and diluted	$0.22	(0.38)	0.63
Adoption of SFAS No. 143, net of tax	—	—	(0.29)

Pro forma net income (loss) per share — basic and diluted	$0.22	(0.38)	0.34

     The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

		Closure and
	Landfill	Post-closure
	Assets, Net	Liabilities
December 31, 2002	$42,746	6,269
Adoption of SFAS No. 143	(83)	(3,832)
Capital expenditures	3,800	—
Amortization expense	(4,071)	—
Obligations incurred and capitalized	361	361
Interest accretion	—	207
Acquisitions divestitures and other adjustments	7,918	—

December 31, 2003	$50,671	3,005
Capital expenditures	4,991	—
Acquisition of landfill	5,975	45
Amortization expense	(4,290)	—
Obligations incurred and capitalized	328	328
Revisions to estimates of closure and post-closure activities	(1,412)	(1,412)
Interest accretion	—	257

December 31, 2004	$56,263	2,223
Capital expenditures	8,878	—
Acquisition of landfill	68,882	544
Amortization expense	(6,957)	—
Obligations incurred and capitalized	301	301
Revisions to estimates of closure and post-closure activities	391	391
Interest accretion	—	159

December 31, 2005	$127,758	3,618

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	December 31,
	2005	2004	2003
Recorded amounts:
Current portion	$286	443	—
Noncurrent portion	3,332	1,780	3,005

Total recorded	$3,618	2,223	3,005

The Company’s total anticipated cost for closure and post-closure activities is $101.8 million, as measured in current dollars. The recorded liabilities as of December 31, 2005 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value. The Company believes the amount and timing of these activities are reasonably estimable. Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2006	2007	2008	2009	2010	Thereafter
$ 286	$—	$—	$—	$—	$101,526
Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2005, 2004 and 2003) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2005, 2004 and 2003). Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the amount recorded would have been $14.0 million, $9.9 million and $9.9 million at December 31, 2005, 2004 and 2003, respectively.
The table below compares the Company’s current practices of accounting for landfill closure and post-closure activities.

Description	Current Practice (Effective January 1, 2003)
Definitions:
Closure	Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2005, 2004 and 2003).
Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.
Inflation:	Inflation rate of 2.5% for 2005, 2004 and 2003.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued

Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure	The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed. Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.
Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2005, 2004 and 2003).
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
(h) Goodwill and Other Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values, and reviewed for impairment.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
The Company’s intangible assets consist primarily of customer contracts, customer lists, and covenants not-to-compete. Customer contracts and customer lists are generally amortized over 15 to 20 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years.
(i) Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
(j) Costs Incurred on Possible Acquisitions
Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process, and nonrefundable down payments. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense. During 2005, 2004 and 2003, the Company expensed $70, $7, and $32, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations. At December 31, 2005 and 2004, $314 and $320 of such capitalized costs are reflected in other assets on WCA’s consolidated balance sheets.
(k) Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense using the effective interest method. During 2005, 2004 and 2003, the Company expensed $580, $632, and $873, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations. In addition, the Company wrote off $1,308 of deferred financing costs and debt discount in connection with the restructuring of its credit facility in April 2005 and the repayment of the Environmental Facilities Revenue Bonds in June 2005. The Company wrote off $618 of deferred financing costs related to the amendment of the Company’s credit facility in December 2004.
(l) Interest Expense
Interest expense includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, and the change in the fair value of the Company’s previous interest rate swap, which was not accounted for as a hedging instrument. For the years ended December 31, 2005, 2004 and 2003, interest expense consists of the following (in thousands):

	2005	2004	2003
Note payable and long-term debt	$9,851	3,801	5,818
Amortization of deferred financing costs	580	632	873
Amortization of debt discount	7	35	61
Interest rate swap	—	(14)	(1,527)

	10,438	4,454	5,225
Less interest income	72	1	5

Interest expense, net	$10,366	4,453	5,220

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
The Company was included in the consolidated federal income tax return of Old WCA for 2003. Income taxes have been calculated on a separate company basis consistent with the requirements of SFAS No. 109, Accounting for Income Taxes. All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Current income taxes payable are included with accrued liabilities on the Company’s balance sheets. See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.
(n) Insurance
The Company has retained a portion of the risks related to its general liability, automobile and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on estimates of ultimate losses on claims and actuarially-determined development factors.
(o) Revenue Recognition
The Company recognizes revenue upon the receipt and acceptance of non-hazardous industrial and municipal waste at its landfills. Revenue for collection services is recognized as the services are performed. Revenue for container rental is recognized over the rental period. In certain situations, the Company will bill for services in advance of the performance of these services. Such amounts are deferred until the services are subsequently performed.
(p) Derivative Financial Instruments
The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
The Company was previously required through the terms of its credit agreements to control market risk related to interest rates through the use of interest rate swap agreements. On October 17, 2000, the Company entered into a three-year interest rate swap agreement, expiring in October 2003, with an initial notional amount of $50 million. Under the agreement, the Company received a floating rate and paid a fixed interest rate. The interest rate swap did not qualify for hedge accounting under SFAS No. 133 and was therefore marked to market annually. Changes in the fair value of the interest rate swap from period to period were recorded as a component of interest expense. For the year ended December 31, 2003, the Company recorded a reduction of interest expense of $1,541 related to the change in fair value of this interest rate swap.
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
Effective November 1, 2005, the Company entered into an interest rate swap agreement with a notional amount of $150 million. Under the agreement, the Company receives a floating rate of interest based on LIBOR and pays a fixed rate of 4.885% through maturity of the swap in November 2010. The Company has designated this swap agreement as a cash flow hedge of the variability of forecasted interest payments on current and future floating-rate debt obligations. Therefore changes in the fair market value of the swap agreement are reflected in other comprehensive income (loss). For the year ended December 31, 2005, the Company recorded $711 in long-term liabilities, net of deferred taxes of $280, and $431 as an unrealized loss within accumulated other comprehensive loss.
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
On December 22, 2005, in response to SFAS 123(R), the Company’s Board of Directors approved accelerating the vesting of all outstanding “out-of-the-money” unvested stock options. All outstanding stock options had exercise prices in excess of the closing price of $7.40 on December 22, 2005, the effective date of the acceleration.
The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of operations in future financial statements subsequent to the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that will be avoided is approximately $1,058, before tax, based on the Company’s adoption date on January 1, 2006. The vesting acceleration did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. The pro-forma disclosure presented below includes approximately $1.8 million ($1.1 million, net of tax) of compensation expense for the year ended December 31, 2005.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.4%	2.8%	3.9%
Volatility factor of stock price	0.35	0.37	n/a
Dividends	—	—	—
Option life	4 years	4 years	10 years
Calculated fair value per share	$3.35	3.14	0.00
Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003
Net income (loss) — as reported	$3,468	(4,364)	5,078
Stock-based employee compensation expense included in reported net income, net of tax	—	7,496	793
Stock-based employee compensation expense determined under fair value based methods, net of tax	(1,072)	(7,851)	(158)

Net income (loss) — pro forma	$2,396	(4,719)	5,713

Earnings (loss) per share — basic and diluted	$0.22	(0.38)	0.63

Pro forma earnings (loss) per share — basic and diluted	$0.15	(0.41)	0.71

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
(t) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. At December 31, 2005, 2004 and 2003, no single group or customer represents greater than 10% of total accounts receivable.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(u) Distributions to Old WCA
Prior to the June 2004 reorganization discussed in note 1(b), the Company entered into transactions with Old WCA for, among other things, allocations of corporate charges and services, allocation and adjustment of tax attributes, and the 2003 transfer of subsidiaries from Old WCA. The net amount due to Old WCA at the end of each fiscal year was classified as distributions to Old WCA in the accompanying consolidated statement of stockholders’ equity.
(v) Allocation of Expenses
Prior to the reorganization discussed in note 1(b), the Company was a wholly owned-subsidiary of Old WCA and shared common management, general and administrative and overhead costs. The cost for these services were incurred by the Company and allocated to Old WCA and Old WCA’s other subsidiaries. The Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages. Management believes that these two bases of allocation of expenses provided the most relevant and reasonable method of allocating these costs to the respective operations. In connection with the reorganization, the Company entered into an administrative services agreement with Old WCA where Old WCA will pay a monthly fee of approximately $40 for administrative services, including executive officers, other employees, administrative systems, service and facilities. In response to decreases in Old WCA’s assets and operations, the monthly administrative fees were reduced to $30 starting in October 2005 and $20 starting in January 2006. Such fees were further reduced to $10 starting in February 2006 upon the completion of the Company’s acquisition of Transit Waste from Old WCA. During the years ended December 31, 2005, 2004 and 2003, the Company allocated costs totaling $450, $511 and $465, respectively, to Old WCA. WCA’s senior management serve as officers of Old WCA. It is impracticable to estimate the amount of expenses that would have been incurred in each of the three years ended December 31, 2005 had the Company been an unaffiliated entity of Old WCA.
There has been no allocation of debt or interest expense between the Company and Old WCA as both entities have incurred their own debt in order to finance their operations. There is no inter-company debt between the Company and Old WCA, and the Company does not receive proceeds from any debt incurred by Old WCA.
(w) Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year presentation. In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its 2003 discontinued operations, which in prior periods were reported on a combined basis as a single amount.
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

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(y) New Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. In general, SFAS No. 123(R) does not change the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based awards to employees to be recognized as compensation expense based on the fair value of the award at the date of grant. As such, the intrinsic value method permitted by SFAS No. 123 is no longer an alternative.
The Company will adopt SFAS No. 123(R) effective January 1, 2006. There were no unvested options outstanding as of December 31, 2005. Accordingly, the initial adoption of SFAS No. 123(R) is not anticipated to have any effect on the Company’s financial statements, but will require the recognition of compensation expense associated with future option grants, if any.
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
Asset Impairments. Accounting standards require that assets be written down if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in note 1(f).
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
Insurance claims reserves. The Company accrues claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.

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
(3) Acquisitions
During 2005, the Company completed 10 acquisition transactions, including one acquisition from Old WCA (see note 14). Total consideration for these transactions was $119.1 million, including cash consideration of $92.0 million primarily funded with proceeds from the Company’s credit facilities. Other consideration included $1.5 million in convertible debt, $6.6 million in debt assumed, net of discount, $5.6 million in deferred tax liabilities assumed and 1,474,694 shares of common stock valued at $13.4 million. Contemporaneously with one acquisition, certain individuals affiliated with the seller purchased $2.5 million in convertible debt. These acquisitions resulted in the addition of one MSW landfill, four C&D landfills, four collection operations, six transfer stations/MRFs. Two of the acquisitions (MRR Southern and Meyer & Gabbert) were deemed significant as defined by the SEC.
The consolidated financial statements included herein include the results of MRR Southern and Meyer & Gabbert from April 3, 2005 and October 3, 2005, respectively. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at the beginning of each period (in thousands, except per share data). This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future (unaudited).

	Year Ended December 31,
	2005	2004
Revenue	$126,541	$91,501
Operating income	20,064	2,285
Net income (loss)	4,330	(3,703)
Per share data:
Net income (loss) — basic	0.27	(0.31)
Net income (loss) — diluted	0.27	(0.31)
During 2004, the Company completed seven acquisition transactions. Total consideration for these transactions was $35.9 million including cash consideration of $31.3 million primarily funded with proceeds from the Company’s revolving credit facility. Other consideration included $3.0 million in convertible debt and 263,158 shares of restricted common stock valued at $1.6 million. These restrictions lapse in July 2007. These acquisitions resulted in the addition of one C&D landfill, four collection operations and three transfer stations.
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

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, has been allocated as follows (in thousands):

	2005	2004	2003
Restricted cash	$737	—	—
Accounts receivable	1,925	552	—
Prepaid expenses and other	29	11	—
Property and equipment, net	91,674	15,068	7,714
Goodwill	24,945	17,667	—
Intangible assets	2,252	3,060	—
Accounts payable and accrued liabilities	(706)	(441)	—
Capital contribution from Old WCA	—	—	(1,309)

	$120,856	35,917	6,405

The table above reflected $1.7 million of purchase price adjustments relating to the 2004 acquisitions including a $1.0 million earn-out payment related to an acquisition in 2004. Additionally, during 2003, purchase price adjustment entries relating to the 2002 acquisition were made resulting in a $119 reduction in goodwill and a $152 reduction in accrued liabilities related to the favorable settlement of certain pre-acquisition contingencies.
In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills. These rights expire at the earlier of September 2010 or the usage of two million cubic yards. The Company can utilize these rights to dispose of MSW or C&D waste at the specified landfills. The estimated 2006 usage of $1,976 is included as a current asset in prepaid and other assets and the remaining amount of $714 is reflected as a long-term asset in other assets, at December 31, 2005. During the years ended December 31, 2005, 2004, and 2003, the Company utilized $1,834, $377, and $1,609, respectively, of prepaid disposal rights, which is included as a cost of service in both continuing and discontinued operations in the related statements of operations.
(4) Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed using the treasury stock method for common stock equivalents. The detail of the earnings (loss) per share calculations for net income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	Year Ended December 31, 2005
	Net		Per share
	income	Shares	amount
Earnings per share, basic	$3,468	15,579	$0.22
Dilutive effect of common stock options	—	5	—
Dilutive effect of restricted share issuances	—	57	—

Earnings per share, diluted	$3,468	15,641	$0.22

	Year Ended December 31, 2004
	Net		Per share
	loss	Shares	amount
Loss per share, basic	$(4,364)	11,599	$(0.38)
Dilutive effect of common stock options	—	—	—
Dilutive effect of restricted share issuances	—	—	—

Loss per share, diluted	$(4,364)	11,599	$(0.38)

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued

	Year Ended December 31, 2003
	Net		Per share
	income	Shares	amount
Earnings per share, basic	$5,078	8,000	$0.63
Dilutive effect of common stock options	—	—	—

Earnings per share, diluted	$5,078	8,000	$0.63

For the years ended December 31, 2005 and 2004, 635,728 shares and 250,000 shares of common stock equivalents related to convertible notes payable were excluded from the computation of earnings (loss) per share as they were anti-dilutive. Additionally, for the year ended December 31, 2004, options and warrants to purchase 900,000 shares of common stock were excluded from the computation of earnings (loss) per share as the Company reported a loss. For the year ended December 31, 2003, the Company had no potentially dilutive common stock instruments outstanding. There have been no adjustments to either the numerator or denominator used in calculating basic earnings per share for any of the periods presented.
(5) Certain Balance Sheet Accounts
Allowance for Doubtful Accounts
The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Balance, beginning of year	$575	177	239
Amounts charged to expense	1,002	715	376
Amounts written off, net of amounts recovered	(387)	(317)	(438)

Balance, end of year	$1,190	575	177

Prepaid Expenses and Other
Prepaid expenses and other consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Prepaid insurance premiums	$121	2,374
Prefunded insurance claims	1,534	1,068
Prepaid disposal rights	1,976	720
Other	1,097	646

	$4,728	4,808

Property and Equipment
Property and equipment consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Land and landfills	$163,588	74,593
Vehicles and equipment	42,568	27,439
Containers	18,534	14,134
Buildings and improvements	7,252	5,804
Computers and software	689	456
Furniture and fixtures	359	252

	232,990	122,678
Less accumulated depreciation and amortization	46,691	32,157

	$186,299	90,521

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
Other Assets
Other assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Prepaid disposal rights	$714	2,805
Costs incurred on possible acquisitions	314	320
Deposits	100	93

	$1,128	3,218

Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Accrued insurance claims	$2,049	1,537
Accrued payroll costs	2,237	1,258
Deferred revenue	1,166	1,042
Accrued taxes	345	690
Accrued interest	389	100
Other	1,079	929

	$7,265	5,556

(6) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2003	$29,843
Acquisitions	17,667

Balance, December 31, 2004	$47,510
Acquisitions	24,945

Balance, December 31, 2005	$72,455

The Company performs an annual impairment test of its goodwill. The Company estimated the fair value of each reporting unit by utilizing the anticipated discounted cash flow of the reporting unit’s. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. This step was not required for any of the Company’s reporting units and accordingly no impairment of goodwill was indicated in connection with the annual impairment test during 2005, 2004 or 2003.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2005 and 2004 (in thousands):

	Customer	Covenants
	Contracts and	Not-to-
	Customer Lists	Compete	Total
December 31, 2005
Intangible assets	$5,120	219	5,339
Less accumulated amortization	246	52	298

	$4,874	167	5,041

December 31, 2004
Intangible assets	$2,990	110	3,100
Less accumulated amortization	47	34	81

	$2,943	76	3,019

Amortization expense for these intangible assets was approximately $217, $62 and $10 for 2005, 2004 and 2003. The intangible asset amortization expense estimated as of December 31, 2005, for the five years following 2005 is as follows (in thousands):

2006	2007	2008	2009	2010
$ 313	$310	$310	$306	$290
(7) Long-Term Debt
Long-term debt consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Term B Loan, principal payable $250,000 per quarter, maturing in April 2011, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	$99,250	—
Second Lien Credit Agreement, maturing in October 2011, variable interest rate based on LIBOR plus a margin (10.72% at December 31, 2005)	25,000	—
Revolving note payable with a financial institution, maturing in April 2010, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	37,723	—
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin	—	46,900
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.94% weighted average rate at December 31, 2005)	6,480	—
Environmental Facilities Revenue Bonds, principal payable in varying quarterly installments with variable interest rate	—	22,500
Notes payable to banks and financial institutions, interest ranging from 5.8% to 7.8%, payable monthly through August 2008	506	486
Note payable, with interest rate of 5%, due in January 2010	200	—
Seller note, with interest rate of 6%, due in May 2006	444	444
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	—

	176,603	73,330
Less debt discount	341	87
Less current maturities	1,910	1,429

	$174,352	71,814

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
The Company maintains a credit facility with a syndicate of banks. The current facility was entered into on April 28, 2005, amending and replacing the December 2004 credit facility. The current facility includes a First Lien Credit Agreement (the “First Lien Credit Agreement”) and a Second Lien Credit Agreement (the “Second Lien Credit Agreement”).
The total credit available immediately under the facility is $225 million. The aggregate revolving credit commitments available under the First Lien Credit Agreement total $200 million, consisting of a $100 million revolving line of credit and a $100 million Term B loan (the “Term B Loan”). The Second Lien Credit Agreement provides for a second lien term loan in the amount of $25 million (the “Second Lien Term Loan”). The proceeds of the Credit Agreements will be used for acquisitions, equipment purchases, landfill construction and development, standby letters of credit, general corporate purposes, and the repayment of other long-term debt obligations. Subcategories under the revolving line of credit include a subfacility for standby letters of credit in the aggregate principal amount of up to $30 million and a swing line feature for up to $10 million for same day advances. The revolving line of credit under the First Lien Credit Agreement will mature on April 28, 2010 and the Term B Loan will mature on April 28, 2011 unless the commitments thereunder are terminated or prepaid in full at an earlier date. The Second Lien Credit Agreement will mature on October 28, 2011. The credit facilities bear interest at a base rate plus a variable margin rate depending on the overall leverage ratio of the Company at the time of renewal. At December 31, 2005, $37.7 million was outstanding on the revolving line of credit and $8.2 million in letters of credit had been issued against the revolving line of credit leaving $54.1 million available to the Company. The credit facility is secured by liens on all of the Company’s and its subsidiaries’ assets.
The Company assumed certain Environmental Facilities Revenue Bonds in connection with the October 2005 acquisition of a landfill located near Fort Meade, Florida. At the time of the acquisition, there was restricted cash on hand of $0.7 million associated with the debt.
In conjunction with one acquisition during 2005, the Company issued convertible notes in the amount of $4.0 million. The notes and any accrued but unpaid interest are convertible into shares of common stock at the rate of $10.37 per share. The holders of the note may convert at any time after February 1, 2006. The Company can force conversion if the closing price of the Company’s common stock exceeds $15.00 per share.
In conjunction with one acquisition during 2004, the Company issued a convertible note in the amount of $3.0 million. The note and any accrued but unpaid interest are convertible into shares of common stock at the rate of $12.00 per share. The holder of the note may convert at any time after December 1, 2005. The Company can force conversion if the closing price of the Company’s common stock exceeds $18.00 per share.
The Company has entered into interest rate swap agreements from time to time. Effective November 1, 2005, the Company entered into a $150 million five-year swap agreement where the Company pays 4.885% fixed and receives three-month LIBOR floating interest. See note 1(p) “Derivative Financial Instruments” for further discussion of the accounting for and valuation of this interest rate swap agreement.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
The aggregate payments of long-term debt outstanding at December 31, 2005 are as follows (in thousands):

2006	$1,910
2007	1,444
2008	1,316
2009	4,285
2010	43,233
Thereafter	124,415

$176,603

The Company is required to remain in compliance with various covenants of its credit facility. At December 31, 2005, the Company was required to maintain a senior debt leverage ratio of 4.25 times earnings before interest, taxes, depreciation and amortization (EBITDA), and as specifically defined in the credit agreement, a debt service ratio of 1.25 times EBIT and certain levels of net worth adjusted for current earnings. Additionally, the Company’s primary operating subsidiary is prohibited from paying a cash dividend to the Company under the terms of the credit facility. The Company was in compliance with the financial covenants at December 31, 2005.
(8) Note Payable
In June 2005, the Company issued note payable for $266, to a financial institution to fund the payment of general insurance premiums. The note bears interest at 4.94%, and principal and interest are payable monthly through April 2006.
(9) Stockholders’ Equity
During 2005, the Company issued 1,474,694 shares of common stock to sellers in connection with four separate acquisition transactions. The average value of these shares at those issuance dates was $13.4 million.
Additionally, during 2005 and 2004 a total of 203,420 and 2,000 restricted shares of our common stock were granted to certain officers and key employees with an aggregate market value of $2.0 million on the grant dates. This value was included as unearned compensation within the stockholders’ equity section of the accompanying consolidated balance sheet. Generally, one-third of the restrictions lapse at the end of each anniversary after the date of grant. The value of the restricted shares is being amortized to expense over that period. During the year ended December 31, 2005, a total of $0.5 million of stock compensation expense related to these restricted shares was recognized.
The following table reflects the restricted share activity for the Company during 2005 (in thousands):

	2005		2004
		Unearned		Unearned
	Shares	Compensation	Shares	Compensation
Outstanding at beginning of year	2	$—	—	$—
Grants	204	1,963	2	—
Forfeitures	(2)	(13)	—	—
Amortization of unearned compensation	—	(509)	—	—

Outstanding at end of year	204	$1,441	2	$—

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
Old WCA established the Waste Corporation of America Non-Qualified Stock Option Plan (the Old Plan) for the benefit of the employees of each of its wholly-owned subsidiaries. The stock options provided different methods of exercising the options at the option of the employee. As a result of these provisions, the Company was required to utilize variable plan accounting for these options, which required the Company to recognize a compensation charge on a periodic basis for the difference between the exercise price of the option and the fair value of the underlying common stock. For the year ended December 31, 2003, the Company recorded a non-cash compensation charge of $1.2 million for options where the fair value of the underlying common stock exceeded the exercise price of the options. Prior to the Company’s initial public offering, the Company’s corporate structure was reorganized. In conjunction with the reorganization, WCA assumed the obligation to issue stock upon the exercise of options and warrants that Waste Corporation of America had previously issued. Thereafter, all “in-the-money” options and warrants totaling approximately 90% of the outstanding options and warrants were cancelled by the issuance of 1,330,056 shares (after giving effect to a merger and reverse stock split prior to the Company’s initial public offering) of common stock of the Company. The remaining outstanding options and warrants which were assumed by the Company at the initial public offering could be converted to 247,000 shares of Company common stock. Subsequent to the offering, warrants to purchase 13,000 shares were forfeited. The remaining warrants expired unexercised during 2005. The restructuring led to a compensation charge based on the estimated fair value of the stock issued in cancellation of the options and warrants. Total stock-based compensation expense during the year ended December 31, 2004 was $11.5 million ($7.5 million net of tax benefit). Of this amount, $6.8 million was non-cash with the balance withheld and remitted for withholding of payroll taxes.
Upon the completion of the initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 1,500,000 shares. As of December 31, 2005, there were 652,000 remaining shares authorized for issuance.
The following table reflects the option and warrant activity for the Company during 2005 (in thousands, except per share data):

	2005		2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	900	$11.33	247	$16.92
Grants	6	10.39	670	9.51
Forfeitures	(262)	15.76	(17)	20.93

Outstanding at end of year	644	$9.52	900	$11.33

The following table summarizes information about the stock options outstanding at December 31, 2005 (in thousands, except per share data):

	Outstanding and Exercisable
		Weighted	Weighted
Range of	Number of	Average	Average
Exercise Prices	Shares	Exercise Price	Remaining Life
9.50	629	$9.50	8.5
10.28 – 10.48	15	10.38	9.0

	644	$9.52	8.5

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(10) Employee Benefit Plan
Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of up to $14 annually, the current Internal Revenue Service limitation. Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company. Salary deferrals are 100% vested at all times. Matching contributions to the plan for the years ended December 31, 2005, 2004, and 2003 totaled $144, $136, and $114, respectively.
(11) Income Taxes
The Company’s provision for income taxes is determined by applying the Company’s effective income tax rate to pre-tax financial reporting income, adjusted for permanent book-tax differences. The Company’s total income tax benefit (provision) for the periods reported were allocated as follows (in thousands):

	2005	2004	2003
Loss (income) from continuing operations	$(2,248)	2,476	(1,753)
Loss from discontinued operations	—	—	91
Gain from disposal of discontinued operations	—	—	(146)
Cumulative effect of change in accounting principle	—	—	(1,425)

Income tax benefit (provision)	$(2,248)	2,476	(3,233)

The Company’s federal and state income tax benefit (provision) attributable to income from continuing operations for the periods reported consist of the following (in thousands):

	2005	2004	2003
Current	$(103)	(1)	(1)
Deferred	(2,145)	2,477	(1,752)

Income tax benefit (provision)	$(2,248)	2,476	(1,753)

At December 31, 2005 and 2004, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Federal net operating loss carryforward	$12,157	12,834
State net operating loss carryforward	3,050	2,547
Other	2,279	258
Stock-based compensation	200	—

Deferred tax assets before valuation allowance	17,686	15,639
Valuation allowance	(2,438)	(2,085)

Deferred tax assets after valuation allowance	15,248	13,554

Deferred tax liabilities:
Excess of book basis over tax basis of property	(18,527)	(9,970)
Prepaid expenses	(351)	(481)
Other	(1,225)	(546)

Deferred tax liabilities	(20,103)	(10,997)

Net deferred tax assets (liabilities)	$(4,855)	2,557

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
At December 31, 2005, the Company had a federal net operating loss carryforward (NOL) of approximately $35.2 million and which if not utilized will begin to expire in 2020. Additionally the Company has state NOLs of approximately $75.4 million, which, if not utilized, will expire beginning in 2007. The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited. Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOL’s. The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $2,438 and $2,085, respectively. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase (decrease) of $353, $348 and $(183), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.
The table below reconciles the Company’s statutory income tax benefit (provision) attributable to income from continuing operations to its effective income tax benefit (provision) at December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Statutory federal tax benefit (provision)	$(2,001)	2,396	(1,545)
State income tax benefit (provision), net of federal tax benefit	198	491	(231)
Adjustment of valuation allowance	(353)	(348)	183
Nondeductible expenses and other	(92)	(63)	(160)

Effective tax benefit (provision)	$(2,248)	2,476	(1,753)

(12) Segment Reporting
The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Collection:
Residential	$19,128	12,615	11,272
Commercial	13,847	12,002	12,056
Roll-off	36,811	22,878	18,175
Other	—	586	258

Total collection	69,786	48,081	41,761

Disposal	48,817	30,536	28,460
Less intercompany	18,215	9,789	7,413

Disposal, net	30,602	20,747	21,047

Transfer and other	24,309	11,575	7,934
Less intercompany	10,554	6,942	6,516

Transfer and other, net	13,755	4,633	1,418

Total revenue	$114,143	73,461	64,226

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

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
2005:
Revenue	$44,480	25,669	12,497	8,214	4,109	19,174	—	114,143
Depreciation and amortization	4,653	2,811	1,838	1,352	657	3,354	130	14,795
EBIT	8,212	8,035	1,432	2,373	1,102	2,070	(5,834)	17,390
Total assets	64,623	32,222	27,867	45,784	62,048	40,842	18,152	291,538
Goodwill	19,057	9,175	11,890	9,688	12,224	10,421	—	72,455
Capital expenditures	5,226	4,549	1,594	852	612	4,515	655	18,003
2004:
Revenue	$36,755	18,952	9,098	—	—	8,656	—	73,461
Depreciation and amortization	3,465	2,255	1,415	—	—	1,596	97	8,828
EBIT	6,659	6,521	574	—	—	920	(16,443)	(1,769)
Total assets	47,668	28,130	27,696	—	—	39,035	21,238	163,767
Goodwill	17,267	8,158	11,750	—	—	10,335	—	47,510
Capital expenditures	5,182	2,957	2,187	—	—	4,112	151	14,589
2003:
Revenue	$35,349	16,358	7,839	—	—	4,680	—	64,226
Depreciation and amortization	3,317	2,121	1,100	—	—	1,189	85	7,812
EBIT	6,555	7,687	155	—	—	673	(5,436)	9,634
Capital expenditures	1,482	3,034	1,229	—	—	1,939	37	7,721
The following presents a reconciliation of the geographical segments’ aggregate EBIT to income from continuing operations before cumulative effect of change in accounting principle (in thousands).

	2005	2004	2003
Total EBIT for reportable segments	$17,390	(1,769)	9,634
Interest expense, net	(10,366)	(4,453)	(5,220)
Write-off of deferred financing costs and debt discount	(1,308)	(618)	—
Income tax (provision) benefit	(2,248)	2,476	(1,753)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$3,468	(4,364)	2,661

(13) Commitments and Contingencies
     (a) Operating Leases
The Company leases certain of its operating and office facilities for various terms. Lease expense aggregated $916, $780 and $874 during 2005, 2004 and 2003, respectively. The long-term, non-cancelable rental obligations as of December 31, 2005 are due in the following years (in thousands):

2006	$687
2007	407
2008	395
2009	384
2010	371
2011 and thereafter	2,059

$4,303

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(b) Financial Instruments
Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2005 aggregated approximately $41.0 million.
(c) Environmental Matters
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
The Company may also be subject to liability for any environmental damage that its solid waste facilities cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater, surface water, and drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company.
The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of December 31, 2005, the Company is not aware of any significant environmental liabilities.
(d) Legal Proceedings
In July 2004, the Company filed Waste Corporation of Missouri, Inc. v. Lafarge Corporation and Lafarge North America, Inc., Case No. 04-4140-CV-C-SOW, in the United States District Court for the Western District of Missouri. The lawsuit involved a mining lease covering a portion of the expansion area of the Company’s Central Missouri Landfill. This suit was settled on December 6, 2005 for non-monetary terms.
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
There are no pending material legal proceedings to which the Company or any of its property is subject, except as described above, and for routine litigation incidental to our business that is not currently expected to have a material adverse effect upon its financial condition, results of operations or prospects.

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(e) Other Potential Proceedings
In addition to the matters described above, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. As of December 31, 2005, the Company is not aware of any significant liabilities arising out of any such claims.
With respect to the matters described in sections (c) and (d) above, and in this section, no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. While management believes a majority of the Company’s present routine litigation is covered by insurance, subject to deductibles and our self-insured portion (as described below), no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company or that the Company’s insurance coverage would be adequate. We are self-insured for a portion of our general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.
(14) Related-Party Transactions
The Company paid a board member $0, $50 and $250 during 2005, 2004 and 2003, respectively, for assistance in the debt amendments.
The Company paid its Chief Executive Officer, Chief Operating Officer and an affiliate of its largest stockholder each $90 and $120 during 2005 and 2004 for personal guarantees of the Company’s performance bonds relating to landfill closure and post-closure obligations.
The Company reimburses its outside board members for expenses incurred in connection with their service as directors. Total payments of $1, $9 and $3 were made during 2005, 2004 and 2003 for such reimbursements.
In addition, the Company allocated costs totaling $450, $511 and $465 to Old WCA during 2005, 2004 and 2003 for administrative services, including executive officers, other employees, administrative systems, service and facilities.
On October 3, 2005, the Company acquired a C&D landfill located in Ft. Meade, Florida from a subsidiary of Old WCA. Total consideration of the acquisition included $3.5 million in cash, $6.6 million in debt assumed, net of discount, $5.6 million in deferred tax liabilities assumed and 591,611 shares of common stock valued at $5.0 million.
(15) Discontinued Operations
During 2003, the Company sold its hauling operations in west Texas for aggregate cash proceeds of $9,759, resulting in a gain on sale of $249 (net of $146 tax expense). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, this business unit has been classified as a discontinued operation. Accordingly, the accompanying consolidated statements of operations and other amounts disclosed herein have been restated to classify this business unit as discontinued operations and, therefore, to reflect after-

WCA WASTE CORPORATION AND SUBSIDIARIES
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
tax results of these operations as “Income (loss) from discontinued operations, net of tax”. This business generated revenue of $5,808 for the year ended December 31, 2003.
(16) Unaudited Quarterly Financial Data
The following table summarizes quarterly financial information for 2005 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,
2005:
Revenue	$22,885	29,052	29,498	32,708	114,143
Operating income	2,517	5,253	4,932	4,402	17,104
Net income	708	882	1,325	553	3,468
Basic earnings per share	0.05	0.06	0.09	0.03	0.22
Diluted earnings per share	0.05	0.06	0.09	0.03	0.22
2004:
Revenue	$15,891	17,114	19,842	20,614	73,461
Operating income (loss)	2,046	(9,005)	2,597	2,325	(2,037)
Net income (loss)	469	(6,673)	1,148	692	(4,364)
Basic earnings (loss) per share	0.06	(0.77)	0.08	0.05	(0.38)
Diluted earnings (loss) per share	0.06	(0.77)	0.08	0.05	(0.38)
Computation of per share amounts for quarters are made independently and reflect the weighted average shares outstanding for each of these quarters. The Company’s issuances of common stock in connection with the acquisitions in the first and fourth quarters of 2005 and the Company’s initial public offering in June 2004 significantly impacted the number of shares outstanding and the computation of earnings (loss) per share. Therefore, the sum of per share amounts above do not agree with per share amounts for the year as a whole.
(17) Subsequent Events
On February 10, 2006, the Company completed the acquisition of Transit Waste LLC from Old WCA. The acquired operations include a MSW landfill near Durango, Colorado and a collection operation in Bloomfield, New Mexico. Total consideration for this acquisition included approximately $5.2 million in debt assumed and $0.3 million in cash. On February 23, 2006, the Company repaid $1.3 million of the assumed debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2005, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
(3) Exhibits.

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

Exhibit
No.	Description
3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.4+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.5+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.6+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

Exhibit
No.	Description
10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.19+	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

10.24	Amended and Restated 2004 Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

Exhibit
No.	Description
10.26	First Amendment to Reimbursement Agreement, dated as of April 20, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	First Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, Comerica Bank and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.28	Second Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.29*	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

21.1*	List of Subsidiaries of WCA Waste Corporation.

23.1*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Date: March 16, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr. Tom J. Fatjo, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Jerome M. Kruszka Jerome M. Kruszka	President, Chief Operating Officer and Director	March 16, 2006

/s/ Charles A. Casalinova Charles A. Casalinova	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ Kevin D. Mitchell Kevin D. Mitchell	Vice President and Controller (Principal Accounting Officer)	March 16, 2006

/s/ Richard E. Bean Richard E. Bean	Director	March 16, 2006

/s/ Ballard O. Castleman Ballard O. Castleman	Director	March 16, 2006

/s/ Roger A. Ramsey Roger A. Ramsey	Director	March 16, 2006

EXHIBIT INDEX

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

Exhibit
No.	Description
10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.4+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.5+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.6+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 30, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

Exhibit
No.	Description
10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.19+	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

10.24	Amended and Restated 2004 Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.26	First Amendment to Reimbursement Agreement, dated as of April 20, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	First Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, Comerica Bank and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.28	Second Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.29*	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

21.1*	List of Subsidiaries of WCA Waste Corporation.

23.1*	Consent of KPMG LLP.

Exhibit
No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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