Form 10-K/A
period 2005-12-31
WCA WASTE CORP
filed 2006-05-01
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2006, and is being filed solely to amend Part III, Item 10 through Item 14. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Identification of Directors

Name	Age	Director Since
Tom J. Fatjo, Jr. (1)	65	2000

Jerome M. Kruszka	57	2000

Ballard O. Castleman	40	2004

Richard E. Bean	62	2004

Roger A. Ramsey	67	2004

(1)	Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.
     Tom J. Fatjo, Jr. Mr. Fatjo, Jr. has served as our chairman of the board of directors and chief executive officer since our formation in September 2000. Since August 1998, Mr. Fatjo, Jr. has also served as the chairman of the board and chief executive officer of our former parent, Waste Corporation of America, which was spun off as part of an internal corporate reorganization prior to our initial public offering in June 2004. From 1992 to August 1998, Mr. Fatjo, Jr. served as the chairman and chief executive officer, and from 1994 to 1996 as the president, of TransAmerican Waste Industries, Inc., or TransAmerican, a publicly-held waste management company that merged into USA Waste Services, Inc. in 1998. In 1990 and 1991, Mr. Fatjo, Jr. was the co-founder and the chairman of the board of directors and chief executive officer of Republic Waste Industries, Inc., or Republic Waste, another publicly-held waste management company. Mr. Fatjo, Jr. also founded Browning-Ferris Industries, Inc., or BFI, formerly one of the nation’s largest solid waste management companies and now a part of Allied Waste Industries, Inc., another publicly-held waste management company. From 1966 to 1976, Mr. Fatjo, Jr. served as the co-chief executive officer responsible for BFI’s mergers and acquisitions and corporate development activities. Mr. Fatjo, Jr. remained on BFI’s board until 1980. Mr. Fatjo, Jr. received a Bachelor of Arts degree from Rice University. Mr. Fatjo, Jr. has over 35 years of experience in the solid waste management industry.
     Jerome M. Kruszka. Mr. Kruszka has served as a director and our president and chief operating officer since our formation in September 2000. Since August 1998, Mr. Kruszka has also served as a director and as the president and chief operating officer of our former parent, Waste Corporation of America, which was spun off as part of an internal reorganization prior to our initial public offering in June 2004. From 1996 to August 1998, Mr. Kruszka served as the president and chief operating officer, and from 1997 to 1998 as a director, of TransAmerican. In 1971, Mr. Kruszka began his career with Waste Management, Inc., the largest publicly-held waste management company in the United States. From 1971 to 1996, Mr. Kruszka held several positions with Waste Management, Inc. and its affiliates, including general manager, district manager and regional manager for northern California, where over 20 divisions involved in collection, transfer, recycling and landfill operations reported to him, and including vice president of operations, western region manager and member of the executive committee of Chemical Waste Management, Inc. (an affiliate of Waste Management). Mr. Kruszka has over 30 years of experience in the solid waste management industry.
     Ballard O. Castleman. Mr. Castleman has served as one of our directors since March 2004. Since July 1999, Mr. Castleman has also served as a director of our former parent, Waste Corporation of America. Mr. Castleman is a limited partner in WCA Partners, our largest stockholder. Mr. Castleman also has indirect interests in other entities that own our Common Stock. Mr. Castleman is also a limited partner of EFO Holdings and is responsible for identifying and underwriting private and public companies for investment by EFO Holdings and structuring and executing private equity transactions for EFO Holdings. Mr. Castleman joined EFO Holdings as an associate in July 1997 and became a limited partner in 1999. From 1995 to July 1997, Mr. Castleman was a vice president with Heller Financial’s Corporate Finance Group, where he was responsible for origination, underwriting and structuring leveraged debt and mezzanine transactions of private buy-outs and acquisitions. Mr. Castleman received a M.B.A. from the University of Texas at Austin, Graduate School of Business, and a B.A. in History from Vanderbilt University. Mr. Castleman has served, or is currently serving as, a director on a number of other boards of private companies, including Psycor Inc., On Site Solutions Inc., Cypress Lending Group, LLC and S&E Holdings, L.P.
     Richard E. Bean. Mr. Bean has served as one of our directors since June 2004. Since 1976, Mr. Bean has served as the Executive Vice President and a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean is currently a director, the chairman of the audit committee and a member of the nominating and corporate governance committee of First City Financial Corp., and a director and the chairman of the audit committee of Sanders Morris Harris Group Inc., both of which are publicly-held companies. Mr. Bean served as a member of the portfolio administration committee of First City Bancorporation Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its remaining assets. Mr. Bean also served as a director of our former parent, Waste Corporation of America, from its inception in August 1998 through September 2000, and as a director of TransAmerican from February 1997 to May 1998. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and member of the audit budget committee. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant since 1968.
     Roger A. Ramsey. Mr. Ramsey has served as one of our directors since June 2004. Since December 1999, Mr. Ramsey has served as Chairman of the Board of VeriCenter, Inc., a privately-owned managed hosting services provider. Since October 2004, Mr. Ramsey has served as Chairman and Chief Executive Officer of Medserve, Inc., a private medical waste company. From July 1997 to December 1998, Mr. Ramsey served as the Chairman of the Board (non-executive) of Allied Waste and as a director from January 1999 to December 2002. From 1989 to June 1997, Mr. Ramsey served as the founder, Chairman and Chief Executive Officer of Allied Waste Industries, Inc. Mr. Ramsey is also the former Vice President and Chief Financial Officer, and a co-founder, of BFI. Mr. Ramsey received a B.S. in Commerce (cum laude) from Texas Christian University and has been a Certified Public Accountant since 1962. Mr. Ramsey is a member of the Finance and Investment Committees of the Board of Trustees of Texas Christian University and a director and member of the audit and compensation committees of Carrizo Oil & Gas, Inc., a publicly-held company.
Identification of Executive Officers
EXECUTIVE OFFICERS
     The following persons served as our executive officers, at the discretion of the Board of Directors, during 2005. Except as set forth below, there are no family relationships among any of our executive officers or nominees for director. The biographies for Mr. Tom J. Fatjo, Jr., our chairman of the board and chief executive officer, and Mr. Jerome M. Kruszka, our president and chief operating officer, are listed above under the heading “Identification of Directors.”

Name	Age	Position Held
Tom J. Fatjo, Jr. (1)	65	Chairman of the Board and Chief Executive Officer

Jerome M. Kruszka	57	President and Chief Operating Officer

Charles A. Casalinova	47	Senior Vice President and Chief Financial Officer

Tom J. Fatjo, III	41	Senior Vice President-Finance and Secretary

(1)	Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.

     Charles A. Casalinova. Mr. Casalinova has served as our senior vice president and chief financial officer since our formation in September 2000. Since July 1999, Mr. Casalinova has also served as the senior vice president and chief financial officer of our former parent, Waste Corporation of America, which was spun off as part of an internal reorganization prior to our initial public offering in June 2004. From 1981 to July 1999, Mr. Casalinova held several positions at Waste Management, Inc., including division controller, regional chief information officer, acquisition controller, regional vice president/controller for Louisiana, Mississippi, Arkansas, Oklahoma and north Texas, and regional vice president/controller for Illinois and Indiana. Mr. Casalinova received a Bachelor of Business Administration degree in Accounting from the University of Akron and became a Certified Public Accountant in 1989. Mr. Casalinova has over 25 years of experience in the solid waste management industry.
     Tom J. Fatjo, III. Mr. Fatjo, III has served as our senior vice president — finance and secretary since February 2004. Prior to that, Mr. Fatjo, III served as our senior vice president and treasurer since our formation in September 2000. Since September 2000, Mr. Fatjo, III has also served as the senior vice president and treasurer of our former parent, Waste Corporation of America, which was spun off as part of an internal reorganization prior to our initial public offering in June 2004. From August 1998 to September 2000, Mr. Fatjo, III served as vice president, treasurer and director of Waste Corporation of America, Inc. From 1992 to August 1998, Mr. Fatjo, III served as vice president-treasurer of TransAmerican. Mr. Fatjo, III began his career in the solid waste industry with Republic Waste, where he was in charge of investors relations from 1990 through 1991. Mr. Fatjo, III received a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Mr. Fatjo, III has over 15 years of experience in the solid waste management industry.
Identification of Audit Committee and Financial Expert
Audit Committee
     The audit committee is comprised of Messrs. Bean, Castleman and Ramsey. Mr. Bean serves as chairman of the audit committee. The audit committee met four times during 2005.
     Our board of directors has determined that Mr. Bean qualifies as an “audit committee financial expert” as that term is defined by the SEC, a “financially sophisticated audit committee member” as that term is defined under NASDAQ Marketplace Rule 4350(d)(2)(A) and is “independent,” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act. The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), (ii) impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors in the absence of such designation, or (iii) affect the duties, obligations or liability of any other member of the audit committee or the board of directors. The other members of our audit committee satisfy the financial literacy and other requirements for audit committee members under the NASDAQ Marketplace Rules.
     The audit committee adopted an audit committee charter in May 2004. Pursuant to the charter, the audit committee assists the board in overseeing: (i) our accounting and financial reporting processes; (ii) the audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) our internal controls and risk management procedures; (v) the qualifications and independence of our independent auditors; and (vi) the performance of our internal audit function and our independent auditors. The audit committee charter further provides that the audit committee, among other things:
•	has sole authority to appoint, compensate, retain, evaluate and terminate our independent auditors;

•	has sole authority to review and approve in advance all audit and permissible non-audit engagement fees, scope and terms with our independent auditors;

•	will review with members of management and discuss with our independent auditors the annual audited financial statements to be included in our annual reports on Form 10-K (including our disclosures under MD&A) prior to the filing of each annual report on Form 10-K;

•	will review with members of management and discuss with our independent auditors the quarterly financial statements to be included in our quarterly reports on Form 10-Q prior to the filing of each quarterly report on Form 10-Q;

•	review and approve all related party transactions between us and any executive officer or director for potential conflict of interest situations;

•	will monitor the compliance of our officers, directors and employees with our code of business conduct and ethics;

•	will discuss periodically with members of management and our independent auditors the adequacy and effectiveness of our disclosure controls and procedures, including applicable internal controls and procedures for financial reporting and changes in internal controls designed to address any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees that are reported to the committee;

•	will establish and maintain procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	will prepare the Audit Committee Report included elsewhere in this statement.
     The Audit Committee Charter is available on the “Investor Relations-Corporate Governance” section of our website at www.wcawaste.com.
Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.
COMMUNICATIONS WITH THE BOARD OF DIRECTORS
     Stockholders may communicate with the Board of Directors or with individual directors by sending a letter to our secretary or general counsel at the following address: WCA Waste Corporation, One Riverway, Suite 1400, Houston, Texas 77056.
     Communications to one or more directors will be collected and organized by our secretary or general counsel, who will forward such communications to the identified director(s) as soon as practicable after receipt of the communication.
CODE OF ETHICS
     We have adopted a code of business conduct and ethics applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is also available on the “Investor Relations-Corporate Governance” section of our website at www.wcawaste.com. If we amend the code of business conduct and ethics or grant a waiver, including an implicit waiver, from the code of business conduct and ethics, we intend to disclose the information on a current report on Form 8-K within four business days of such amendment or waiver, as applicable.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors
     In 2005, our officers and employees who also serve as directors did not receive additional compensation for their service as a director and each non-employee director received the following cash compensation:

	Annual Fee	Annual Fee	Board	Board	Committee	Committee
	for Audit	for Other	Attendance	Attendance	Attendance	Attendance
Annual	Committee	Committee	Fee (in	Fee	Fee (in	Fee
Retainer	Chairperson	Chairperson	person)	(telephonic)	person)	(telephonic)
$25,000	$10,000	$5,000	$1,000	$500	$500	$250
     In 2005, each non-employee director received a one-time grant of 6316 restricted shares of Common Stock that vest in full on the one year anniversary date of the grant. Annual grants to non-employee directors may be made by the compensation committee in its discretion under the 2004 WCA Waste Corporation Incentive Plan.
     In 2006, each non-employee director will receive shares of restricted stock after the Board meeting that follows the annual meeting of stockholders. The number of shares to be received will be determined by dividing $60,000 by the closing price per share of our Common Stock on June 1, 2006. For these purposes the closing price cannot be less than $9.50 per share. The restricted shares issued to the non-employee directors will vest in full on June 1, 2007, with full vesting upon termination of such non-employee director’s Board service on account of his death, disability or a Change in Control (as defined under the 2004 WCA Waste Corporation Incentive Plan).
     Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. Each director will also be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.
     There was no compensation, not covered above, paid or distributed in 2005 to any of the non-employee directors.
Compensation of Executive Officers
EXECUTIVE COMPENSATION
     The following table summarizes the total compensation awarded to, earned by or paid during the last three fiscal years to our chief executive officer and our other three most highly compensated executive officers for 2005.

Summary Compensation Table

					Long Term
		Annual Compensation (1)			Compensation Awards
				Other
				Annual		Securities
				Compensation	Restricted Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	($)(3)	Awards (4)	Options/SARs (#)	Compensation (5)
Tom J. Fatjo, Jr.	2005	$357,719	$250,403	$—	$289,843	—	$98,512
Chairman of the Board of Directors and Chief Executive	2004	$335,577	$62,556	$3,350,736	$—	100,000	$127,270
Officer	2003	$319,594	$148,146	$—	$—	—	$117,983

Jerome M. Kruszka	2005	$357,719	$250,403	$—	$289,843	—	$94,175
President and Chief Operating Officer	2004	$335,577	$62,556	$2,497,271	$—	100,000	$124,131
	2003	$319,594	$148,146	$—	$—	—	$114,729

Charles A. Casalinova	2005	$268,315	$150,256	$—	$217,400	—	$8,243
Senior Vice President and Chief Financial Officer	2004	$251,717	$46,992	$1,788,318	$—	75,000	$8,010
	2003	$239,706	$111,125	$—	$—	—	$7,495

Tom J. Fatjo, III	2005	$223,510	$125,166	$—	$181,100	—	$8,743
Senior Vice President-Finance and Secretary	2004	$209,704	$39,086	$1,463,671	$—	65,000	$8,487
	2003	$199,741	$92,583	$—	$—	—	$7,495

(1)	The amounts set forth in this table do not give effect to any reduction of our actual compensation expense from the allocation of costs to, and the receipt of fees from, Waste Corporation of America. Pursuant to an administrative services agreement with Waste Corporation of America, Waste Corporation of America paid us fee of $450,000 during 2005 for administrative services, including services by our executive officers.

(2)	Includes bonuses earned in the reported fiscal year and paid in the following year.

(3)	The amounts shown for 2004 include: (i) the dollar value of shares of our Common Stock issued upon cancellation of options and warrants of our former parent, Waste Corporation of America, to Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $2,129,393, $1,587,016, $1,136,476 and $930,162, respectively; and (ii) tax payments made by us in connection with such issuance of shares to Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $1,221,343, $910,255, $651,842 and $533,509, respectively.
(4)

	Number of Shares	Market Value at
Name	Awarded	December 31, 2005
Tom J. Fatjo, Jr.	36,689	$289,843

Jerome M. Kruszka	36,689	$289,843

Charles A. Casalinova	27,519	$217,400

Tom J. Fatjo, III	22,924	$181,100

(5)	The amounts shown for 2005 include: (i) a matching contribution made by us to our 401(k) plan on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $2,894, $2,625, $2,625 and $3,125, respectively; (ii) health insurance premiums paid on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $5,618, $1,550, $5,618 and $5,618, respectively; and (iii) payments to Messrs. Fatjo, Jr. and Kruszka in the amounts of $90,000 and $90,000, respectively, for personal guarantees provided by such individuals to our bonding company with respect to our required financial obligations under closure and post-closure bonds and certain performance bonds.

The amounts shown for 2004 include: (i) a matching contribution made by us to our 401(k) plan on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $2,050, $2,691, $2,790 and $3,267, respectively; (ii) health insurance premiums paid on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $5,220, $1,440, $5,220 and $5,220, respectively; and (iii) payments to Messrs. Fatjo, Jr. and Kruszka in the amounts of $120,000 and $120,000, respectively, for personal guarantees provided by such individuals to our bonding company with respect to our required financial obligations under closure and post-closure bonds and certain performance bonds.

The amounts shown for 2003 include: (i) a matching contribution made by us to our 401(k) plan on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $3,488, $3,489, $3,000 and $3,000, respectively; (ii) health insurance premiums paid on behalf of Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III in the amounts of $4,495, $1,240, $4,495 and $4,495, respectively; and (iii) payments to Messrs. Fatjo, Jr. and Kruszka in the amounts of $110,000 and $110,000, respectively, for personal guarantees provided by such individuals to our bonding company with respect to our required financial obligations under closure and post-closure bonds and certain performance bonds.

     The following table sets forth information concerning the exercise of stock options during 2005 and the value of unexercised stock options as of December 31, 2005 for each executive officer named in the Summary Compensation Table.
Aggregated Option/SAR Exercises In Last Fiscal Year
And FY-End Option/SAR Values

			Number of securities underlying		Value of unexercised
			unexercised options/SARs at		in-the-money options/SARs at
	Shares acquired		fiscal year end (#)		fiscal year end ($) (1)
Name	on exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tom J. Fatjo, Jr.	—	—	100,000	—	—	$—
Jerome M. Kruszka	—	—	100,000	—	—	$—
Charles A. Casalinova.	—	—	75,000	—	—	$—
Tom J. Fatjo, III	—	—	65,000	—	—	$—

(1)	All outstanding options were out-of-the-money based on the difference between the last reported per share sales price of the Common Stock on NASDAQ on December 31, 2005 ($7.90).
Employment Agreements
     On March 22, 2005, our subsidiary, WCA Management Company, L.P. (“WCA Management”), entered into a new employment agreement (retroactively effective to January 1, 2005, the “Effective Date”) with each of Tom J. Fatjo, Jr., our chief executive officer, Jerome M. Kruszka, our president and chief operating officer, Charles A. Casalinova, our senior vice president and chief financial officer, and Tom J. Fatjo, III, our senior vice president-finance and secretary. We have guaranteed WCA Management’s obligations under these employment agreements. The new employment agreements supersede any prior employment agreements between the executive officers and WCA Management. Below is a summary description of the material terms of these employment agreements. These employment agreements were filed as exhibits to our Form 10-K filed in March 2005. In the event of a change of control as defined in the agreements, the executive shall receive a lump sum payment, in cash, equal to three times the sum of (i) the executive’s annual base salary and (ii) the executive’s average annual bonus.
•	Term of Each Employment Agreement. Three years commencing on the Effective Date plus any extensions (the “Term”). On the first day of each calendar month, the Term will be automatically extended for an additional calendar month unless WCA Management or the executive officer gives notice not to extend the Term. The agreements terminate on the earlier of (i) the last day of the Term (as extended), (ii) the executive officer’s death, (iii) notice that the executive officer is “permanently disabled” (as defined in the employment agreements), (iv) WCA Management’s termination of the executive officer’s employment for “cause” (as defined in the employment agreements) or (v) the executive officer’s termination of his employment for “good reason” (as defined in the employment agreements).

•	Compensation. The employment agreements provide for the following base salaries for the executive officers for 2006:

Executive Officer	2005 Base Pay
Mr. Fatjo, Jr.	$373,100

Mr. Kruszka	$373,100

Mr. Casalinova	$279,850

Mr. Fatjo, III	$233,120
The base salaries will be increased each year by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information provided below indicates the beneficial ownership, as of the dates indicated, of the Common Stock by each director, by each named executive officer, by all directors and executive officers as a group and by each person known by us to own more than 5% of the outstanding shares of Common Stock based on the number of shares outstanding as of the record date.
     For purposes of the tables below, the amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, including through the exercise of options or warrants. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Owners of More Than 5% of Common Stock
     Based solely upon filings made with the SEC, the following persons are the only persons known by us to own beneficially more than 5% of the outstanding shares of Common Stock as of the dates indicated.

	Amount of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class
Neuberger Berman, Inc.	2,284,350	13.6%
Neuberger Berman, LLC(1) 605 Third Avenue New York, New York 10158-3698
Wasatch Advisors, Inc.(2)	1,266,230	7.5%
150 Social Hall Avenue Salt Lake City, Utah 84111
Deutsche Asset Management, Inc.(3)	1,219,300	7.3%
Taunusanlage 12 60325 Frankfurt am Main, Germany
Dreman Value Management LLC(4)	850,000	5.1%
520 East Cooper Avenue, Suite 230-4 Aspen, Colorado 81611
Esping Family and Related Entities(5) 2828 Routh Street Suite 500 Dallas, Texas 75201 William P. Esping	2,136,061	12.7%
Julie E. Blanton	1,097,547	6.5%
Jennifer E. Kirtland	1,094,742	6.5%
Kathryn E. Woods	812,096	4.8%
WPE Kids Partners, L.P.	1,136,221	6.8%
WPF Holdings, Inc.	1,136,221	6.8%
Esping Marital Deduction Trust No. 2	812,096	4.8%

*	Represents beneficial ownership of less than 1%.

(1)	Based on the amended Schedule 13G filed with the SEC on February 15, 2006, Neuberger Berman Management, Inc. and Neuberger Berman, LLC have sole voting power with respect to 1,939,250 shares of Common Stock and shared dispositive power with respect to 2,284,350shares of Common Stock. Neuberger Berman, Inc. made the Schedule 13G filing pursuant to Rule 13d-1(b)(ii)(G) since it owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management, Inc. and does not own over 1% of our common stock. Neuberger Berman, LLC, is an investment advisor and broker/ dealer with discretion and Neuberger Berman Management, Inc. is an investment advisor to a Series of Public Mutual Funds. Neuberger Berman, LLC is deemed to be a beneficial owner for purpose of Rule 13(d) since it has shared power to make decisions whether to retain or dispose, and in some cases the sole power to vote, the securities of many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to proceeds from the sale of such securities. Neuberger Berman, LLC and Neuberger Berman Inc. serve as a sub-advisor and investment manager, respectively of Neuberger Berman’s various Mutual Funds which hold such shares in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer. No other Neuberger Berman, LLC advisory client has an interest of more than 5% of our common stock.

(2)	Based on the amended Schedule 13G filed with the SEC on February 4, 2006, Wasatch Advisors, Inc. has sole voting and dispositive power with respect to 1,266,230 shares of Common Stock.

(3)	The amount shown as beneficially owned by Deutsche Asset Management, Inc. is based solely on a Form 13F filed by Deutsche Bank Aktiengesellschaft on February 16, 2006. In that form, Deutsche Asset Management, Inc. reported shared investment discretion and sole voting power with respect to 1,219,300 shares.

(4)	Based on the Schedule 13G filed with the SEC on February 10, 2006, Dreman Value Management LLC has shared voting and sole dispositive power with respect to 850,000 shares of Common Stock.

In a Form 13F filed with the SEC on February 10, 2006, Dreman Value Management, L.L.C. reported sole investment discretion with respect to 1,425,450 shares, sole voting authority with respect to 41,550 shares, shared voting authority with respect to 104,900 shares and no voting authority with respect to 1,279,000 shares.

(5)	Based on the Schedule 13D filed with the SEC on May 9, 2005, (a) William P. Esping holds sole voting and dispositive power with respect to 1,171,478 shares of common stock and shared voting and dispositive power with respect to 964,583 shares of common stock, (b) Julie E. Blanton holds sole voting and dispositive power with respect to 282,645 shares of common stock and shared voting and dispositive power with respect to 814,902 shares of common stock, (c) Jennifer E. Kirtland holds sole voting and dispositive power with respect to 282,646 shares of common stock and shared voting and dispositive power with respect to 812,096 shares of common stock, and (d) Kathryn E. Woods holds shared voting and dispositive power with respect to 812,096 shares of common stock. William P. Esping holds sole ultimate voting and investment control over all shares of common stock owned by WPE Kids Partners, L.P. and WPE Holdings, Inc. William P. Esping, Julie E. Blanton, Jennifer E. Kirtland and Kathryn E. Woods are the four trustees of the Esping Marital Deduction Trust No. 2. They share voting and investment control over the 812,096 shares of common stock held by the trust. For discussion of Mr. Esping’s relationship with Waste Corporation of America, LLC, see “Waste Corporation of America, LLC,” below.
Directors and Executive Officers
     Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The address of all directors and executive officers in this table is c/o WCA Waste Corporation, One Riverway, Suite 1400, Houston, Texas 77056. Ownership amounts are as of April 26, 2006.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Tom J. Fatjo, Jr.(1)	853,819	5.1%
Jerome M. Kruszka(2)	500,208	3.0%
Charles A. Casalinova(3)	217,438	1.3%
Tom J. Fatjo, III(4)	365,587	2.2%
Richard E. Bean(5)	116,683	*
Roger A. Ramsey(6)	30,316	*
Ballard O. Castleman(7)	60,192	*
All directors and executive officers as a group (7 persons)	2,144,273	12.8%

*	Represents beneficial ownership of less than 1%.

(1)	Includes: (a) 98,368 shares owned by Tom J. Fatjo, Jr. Trust; (b) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (c) 12,296 shares owned by Channing Fatjo 1998 Gift Trust. Mr. Fatjo, Jr. is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including shares of Common Stock. Also includes: (w) 211,491 shares owned by Fatjo WCA Partners, L.P., a limited partnership, controlled by Mr. Fatjo, Jr.; (x) 58,131 shares owned by First Sugar Hill Partners, LP (formerly FFAP, Ltd.), a limited partnership, the sole general partner of which is a corporation controlled by Mr. Fatjo, Jr., referred to in the remainder of this proxy statement as FSH Partners; (y) 51,288 shares representing Mr. Fatjo’s proportionate indirect interest in shares owned by Waste Corporation of America, LLC, referred to in the remainder of this proxy statement as WCA LLC; and (z) 100,000shares underlying options currently exercisable. Mr. Fatjo, Jr. disclaims beneficial ownership of the securities held by WCA LLC, Fatjo WCA Partners, L.P. and FSH Partners except to the extent of his pecuniary interest therein. Does not include 63,733 shares of restricted stock that will not be vested within 60 days of April 26, 2006.

(2)	Includes: (a) 26,938 shares representing Mr. Kruszka’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Kruszka disclaims beneficial ownership; and (b) 100,000 shares underlying options currently exercisable. Does not include 63,733 shares of restricted stock that will not be vested within 60 days of April 26, 2006.

(3)	Includes: (a) 9,343 shares representing Mr. Casalinova’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Casalinova disclaims beneficial ownership; and (b) 75,000 shares underlying options currently exercisable. Does not include 47,804 shares of restricted stock that will not be vested within 60 days of April 26, 2006.

(4)	Includes: (a) 3,074 shares owned by Thomas J. Fatjo, IV Descendant’s Trust; (b) 3,074 shares owned by Berkeley E. Fatjo Descendant’s Trust; (c) 3,074 shares owned by Travis C. Fatjo Descendant’s Trust; (d) 3,074 shares owned by Justin D. Ruud Descendant’s Trust; (e) and 3,074 shares owned by Landon C. Ruud Descendant’s Trust. Mr. Fatjo, III is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including their shares of Common Stock. Also includes: (w) 11,510 shares held by Mr. Fatjo, III as a limited partner of FSH Partners; (x) 26,172 shares held by Mr. Fatjo, III as a limited partner of Fatjo WCA Partners, L.P., (y) 18,617 shares representing Mr. Fatjo’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Fatjo disclaims beneficial ownership; and (z) 65,000shares underlying options currently exercisable. Does not include 39,821 shares of restricted stock that will not be vested within 60 days of April 26, 2006.

(5)	Includes: (a) 6,222 shares representing Mr. Bean’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Bean disclaims beneficial ownership; and (b) 20,000 shares underlying options currently exercisable and (c) 6,316 shares of restricted stock that will vest within 60 days of April 26, 2006.

(6)	Includes 20,000 shares underlying options currently exercisable and 6,316 shares of restricted stock that will vest within 60 days of April 26, 2006.

(7)	Includes: (a) 2,333 shares representing Mr. Castleman’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Castleman disclaims beneficial ownership; and (b) 20,000 shares underlying options currently exercisable and (c) 6,316 shares of restricted stock that will vest within 60 days of April 26, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of WCA Waste Corporation, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also intend to execute these agreements with our future executive officers and directors.
Payments to Executive Officers and Directors for Providing Financial Assurances
     We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to landfill closure and post-closure obligations. We satisfy these financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. During the past four years, the costs associated with bonding and insurance have risen dramatically, the financial capacity and other requirements imposed by bonding and insurance companies have become more difficult to comply with than in prior years and the number of such bonding and insurance companies has decreased. To obtain closure and post-closure bonds and certain performance bonds, Mr. Tom Fatjo, Jr., our chairman of the board and chief executive officer and Mr. Jerome Kruszka, a director and our president and chief operating officer were required to provide personal guarantees to our bonding company with respect to our required financial obligations. During 2005, we paid each of these individuals $90,000 for providing their guaranties. Effective October 1, 2005, these guarantees were no longer required and such guarantee payments were terminated.
Relationships with Waste Management, Inc
     Mr. Jerome Kruszka, a director and our president and chief operating officer, is engaged to be married to Ms. Cherie C. Rice, vice president and treasurer of Waste Management, Inc., one of our competitors
     During 2005, we received approximately $1,119,000 in disposal fees from Waste Management and we paid Waste Management approximately $472,000 in disposal fees.
Registration Rights of WCA Partners and Related Entities
     In connection with our initial public offering, we granted piggyback registration rights to WCA Partners and EFO Co-Investment Partners with respect to the shares of our Common Stock they continued to hold after the offering (these shares are referred to in this paragraph as “registrable securities”). Therefore, if we propose to register for public sale any of our equity securities for our own account, for the account of any holder of our securities or in a universal shelf registration statement, we must provide notice of our intentions to the holders of registrable securities. Upon receipt of the notice, any holder of registrable securities may within 30 days request that all or a specified part of their registrable securities be included in the proposed registration. Upon the exercise of the piggyback rights, we must use our best efforts to effect the registration of all registrable securities which we have been requested to register. However, we are not obligated to effect any registration of registrable securities incidental to the registration of any of our securities in connection with mergers, acquisitions, or employee benefit plans, if the registration is on Form S-4, Form S-8 or any successor form. Furthermore, while the holders of registrable securities have piggyback rights in any underwritten offering of Common Stock, we may reduce the number of securities sold pursuant to an underwritten offering to the amount that the managing underwriter of the offering believes will not jeopardize the success of the offering. In connection with the registration rights, we will indemnify the selling stockholders and bear all fees, costs and expenses other than incremental selling expenses relating to the sale of the registrable securities, which will be borne by the holders of such registrable securities.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed by the Independent Auditors
KPMG LLP has billed WCA Waste and its subsidiaries the aggregate fees set forth in the table below for 2005 and 2004.

	2005	2004
Audit Fees (1)	$830,000	$335,000
Audit-Related Fees (2)	24,500	485,000
Tax Fees	—	—
All Other Fees	—	—

Total	$824,500	$820,000

(1)	These represent the aggregate fees billed for professional services rendered by KPMG LLP for the audit of WCA Waste’s consolidated annual financial statements for the years ended December 31, 2005 and 2004 and reviews of the consolidated financial statements included in WCA Waste’s quarterly reports on Form 10-Q for the years then ended and the audit of internal controls over financial reporting of WCA Waste Corporation as of December 31, 2005.

(2)	The 2004 fees represent the aggregate fees billed for services provided in connection with the filing of WCA Waste’s Registration Statement on Form S-1 and related amendments and the “comfort letters” issued in connection with the Registration Statement and the separate audit of consolidated financial statements of WCA Waste as of December 31, 2002 and the years ended December 31, 2002 and 2001 as required for inclusion in the Registration Statement. The 2005 fees represent fees billed for services provided in connection with WCA Waste Corporation’s registration statements on Forms S-3 and S-8 and various Form 8-K filings.
     All of the above fees for the period subsequent to our initial public offering in 2004 were pre-approved by either the audit committee or the chairman of the audit committee acting on behalf of the audit committee. The audit committee concluded that the provision of the aforementioned services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
     The audit committee charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC. No such services provided in 2005 or 2004 were pre-approved pursuant to any such exceptions.
     The audit committee delegates to the chairman the authority to approve in advance all audit, audit-related, tax and other services and permissible non-audit services to be provided by KPMG LLP if presented to the full committee at the next regularly scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(3) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit
Number	Description

31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).#

31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).#

#	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2006.

WCA WASTE CORPORATION

	By:	/s/ Charles A. Casalinova. Charles A. Casalinova
Senior Vice President and
Chief Financial Officer
Date: May 1, 2006

Index to Exhibits

Exhibit
Number	Description

31.01	CEO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).#

31.02	CFO Certification pursuant to Rule 13a-14(a)/15(d)-14(a).#

#	Filed herewith.