Form 10-Q
period 2006-03-31
WCA WASTE CORP
filed 2006-05-10
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 9, 2006, there were 16,825,791 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding.

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
     Thus, for example, our future financial performance will depend significantly on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:
•	we may be unable to identify, complete or integrate future acquisitions, which may harm our prospects;

•	we compete for acquisition candidates with other purchasers, some of which have greater financial resources and may be able to offer more favorable terms, thus limiting our ability to grow through acquisitions;

•	in connection with financing acquisitions, we may incur additional indebtedness, or may issue additional shares of our common stock, which would dilute the ownership percentage of existing stockholders;

•	businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures, which would adversely affect our financial results;

•	rapid growth may strain our management, operational, financial and other resources, which would adversely affect our financial results; and

•	we may incur charges related to acquisitions, which could lower our earnings.
     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:
•	changes in interest rates may affect our profitability;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contract;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor, fuel and insurance could reduce operating margins;

•	we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition;

•	our failure to remain competitive with our numerous competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business;

•	we may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenues to decline;

•	comprehensive waste planning programs and initiatives required by state and local governments may reduce demand for our services, which could adversely affect our waste volumes and the price of our landfill disposal services;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	efforts by labor unions to organize our employees could divert management attention and increase our operating expenses;

•	a general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenues and cash flows;

•	current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business;

•	we are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors;

•	seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price; and

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.
     In our annual report on Form 10-K for the year ended December 31, 2005 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”), we described these and other risks in greater detail in the section entitled “Business—Risk Factors”. We refer you to that filing for additional information on these risks.
     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$891	$678
Restricted cash	355	270
Accounts receivable, net of allowance for doubtful accounts of $760 (unaudited) and $1,190, respectively	16,379	16,127
Deferred tax assets	763	763
Prepaid expenses and other	7,866	4,728

Total current assets	26,254	22,566
Property and equipment, net of accumulated depreciation and amortization of $51,046 (unaudited) and $46,691, respectively	193,042	186,299
Goodwill, net	72,433	72,455
Intangible assets, net	4,962	5,041
Deferred financing costs, net	3,249	3,374
Restricted cash – debt service reserve fund	988	675
Interest rate swap	1,864	—
Other assets	742	1,128

Total assets	$303,534	$291,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,809	$6,284
Accrued liabilities and other	8,389	7,265
Accrued closure and post-closure liabilities	241	286
Note payable	2,037	73
Current maturities of long-term debt	2,402	1,910

Total current liabilities	18,878	15,818

Long-term debt, less current maturities and discount	180,091	174,352
Interest rate swap	—	711
Accrued closure and post-closure liabilities	3,518	3,332
Deferred tax liabilities	7,015	5,618

Total liabilities	209,502	199,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,806 and 16,532 shares, respectively	168	165
Additional paid-in capital	87,090	86,930
Retained earnings	5,655	5,043
Accumulated other comprehensive income (loss)	1,119	(431)

Total stockholders’ equity	94,032	91,707

Total liabilities and stockholders’ equity	$303,534	$291,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$34,680	$22,885
Expenses:
Cost of services	22,284	15,784
Depreciation and amortization	4,568	2,838
General and administrative:
Stock-based compensation	253	—
Other general and administrative	2,457	1,746

	29,562	20,368

Operating income	5,118	2,517
Other income (expense):
Interest expense, net	(4,107)	(1,352)
Other	9	4

	(4,098)	(1,348)

Income before income taxes	1,020	1,169
Income tax provision	(408)	(461)

Net income	$612	$708

Earnings per share — basic and diluted	$0.04	$0.05

Weighted average shares outstanding — basic	16,330	15,305

Weighted average shares outstanding — diluted	16,350	15,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$612	$708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,568	2,838
Stock-based compensation	253	—
Amortization of deferred financing costs and debt discount	181	203
Deferred tax provision	278	461
Accretion expense for closure and post-closure obligations	71	38
Gain on sale of assets	(9)	(4)
Prepaid disposal usage	529	246
Change in operating assets and liabilities:
Accounts receivable	(44)	(1,107)
Prepaid expenses and other	377	188
Accounts payable and other liabilities	191	(839)

Net cash provided by operating activities	7,007	2,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(334)	(6,548)
Proceeds from sale of fixed assets	9	11
Capital expenditures	(5,748)	(2,746)
Cost incurred on possible acquisitions	(3)	(2,003)

Net cash used in investing activities	(6,076)	(11,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	12,000
Principal payments on long-term debt	(1,717)	(1,815)
Principal payments of note payable	(1,672)	(829)
Net change in revolving line of credit	2,699	188
Decrease in restricted cash	19	—
Deferred financing costs	(47)	(375)

Net cash provided by (used in) financing activities	(718)	9,169

NET INCREASE IN CASH AND CASH EQUIVALENTS	213	615

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	678	272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$891	$887

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,096	$1,073
Income taxes paid	130	—

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
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 16, 2006 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. The unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions.
2. ACQUISITIONS
On February 10, 2006, the Company completed the acquisition of Transit Waste LLC from Waste Corporation of America LLC. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. The acquired operations include a municipal solid waste (MSW) landfill near Durango, Colorado and a collection operation in Bloomfield, New Mexico. Total consideration for this acquisition was approximately $5.6 million consisting of $0.4 million in cash and $5.2 million in debt assumed (net of $0.1 million of debt discount). On February 23, 2006, the Company repaid $1.3 million of the assumed debt.
The purchase price for this transaction has been allocated to the identifiable tangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.
The Company’s condensed consolidated financial statements include the results of operations of the acquired business from its acquisition date. The acquisition was not significant (within the meaning of Regulation S-X) to the Company as a whole.
Based on the preliminary assessments of values for this acquisition, the Company reflected landfill cost of $2.8 million, other fixed assets of $2.5 million and net working capital of $0.3 million.

During 2005, two acquisitions were completed that were deemed significant (as defined by Regulation S-X) to the Company as a whole. MRR Southern located in North Carolina and Meyer & Gabbert located in Florida were completed on April 1, 2005 and October 3, 2005, respectively. The consolidated financial statements included herein include the results of MRR Southern and Meyer & Gabbert from their respective acquisition dates. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred as of January 1, 2005. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future (unaudited).

Three Months Ended
March 31, 2005
Revenue	$27,605
Operating income	3,565
Net income	829
Per share data:
Net income — basic	$0.05
Net income — diluted	$0.05
3. STOCK-BASED COMPENSATION
Upon the completion of the initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 1,500,000 shares. As of March 31, 2006, there were approximately 377,000 remaining shares authorized for issuance.
During the three months ended March 31, 2006, a total of 286,474 restricted shares of the Company’s common stock were granted to certain officers and key employees with an aggregate market value of $2.1 million on the grant dates. This value was included as unearned compensation within the stockholders’ equity section of the accompanying consolidated balance sheet. The value of the restricted shares is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.
The following table reflects the Company’s restricted share activity for the three months ended March 31, 2006:

		Weighted Average
	Shares	Grant-Date Fair Value
Unvested at December 31, 2005	204	$9.50
Granted	286	7.38
Vested	(40)	9.75
Forfeited	(1)	9.00

Unvested at March 31, 2006	449	$8.12

Prior to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. The following table presents the effect on the Company’s net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

Three Months Ended
March 31, 2005
Net income, as reported	$708
Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(106)

Net income, pro forma	$602

Earnings per share – basic and diluted:
As reported	$0.05
Pro forma	$0.04

In accordance with SFAS No. 123, the fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

2005
Risk-free interest rate	3.44%
Volatility factor of stock price	0.35
Dividends	—
Option life	4 years
Calculated fair value per share	$3.35
On December 22, 2005, in response to SFAS 123(R), the Company’s Board of Directors approved accelerating the vesting of all outstanding “out-of-the-money” unvested stock options. All outstanding stock options had exercise prices in excess of the closing price and therefore were fully vested. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Based on the Company’s closing stock price of $6.99 at March 31, 2006, there was no aggregate intrinsic value on any outstanding stock options. No compensation expense was recorded during the first quarter of 2006 as all outstanding options were fully vested prior to January 1, 2006.
The following table reflects the Company’s option activity for the three months ended March 31, 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(years)
Outstanding at December 31, 2005	644	$9.52
Grants	—	—
Forfeitures	(1)	9.50

Outstanding at March 31, 2006	643	$9.52	8.25

4. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
	Ended March 31,
	2006	2005
Net income	$612	$708

Change in accumulated income (loss) in interest rate swap, net of tax of $1,025	1,550	—

Comprehensive income	$2,162	$708

The Company’s interest rate swap changed from an unrealized loss of $0.7 million at December 31, 2005 to an unrealized gain of $1.9 million at March 31, 2006. This change resulted in an increase of comprehensive income by $1.6 million, net of $1.0 million in deferred tax liabilities.
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for net income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months
	Ended March 31,
	2006	2005
Net income	$612	$708

Weighted average basic shares outstanding	16,330	15,305
Dilutive effect of options and warrants	—	20
Dilutive effect of restricted share issuances	20	1

Weighted average diluted shares outstanding	16,350	15,326

Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
For the three months ended March 31, 2006 and 2005, approximately 635,728 shares of common stock equivalents related to convertible notes payable and 643,000 shares of stock options were excluded from the computation of diluted earnings per share as the results would be anti-dilutive.
6. LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt and notes payable are as follows:

	March 31,	December 31,
	2006	2005
Term B Loan, principal payable $250,000 per quarter, maturing in April 2011, variable interest rate based on LIBOR plus a margin (7.96% and 7.72% at March 31, 2006 and December 31, 2005, respectively)	$99,000	$99,250

Second Lien Credit Agreement, maturing in October 2011, variable interest rate based on LIBOR plus a margin (10.96% and 10.72% at March 31, 2006 and December 31, 2005, respectively)	25,000	25,000

Revolving note payable with a financial institution, maturing in April 2010, variable interest rate based on LIBOR plus a margin (7.96% and 7.72% at March 31, 2006 and December 31, 2005, respectively)	40,422	37,723

Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.88% and 8.94% weighted average rate at March 31, 2006 and December 31, 2005, respectively)	9,485	6,480

Notes payable to banks and financial institutions, interest ranging from 2.9% to 9.2%, payable monthly through August 2010	1,466	506

Note payable, with interest rate of 5%, due in January 2010	160	200

Seller note, with interest rate of 6%, due in May 2006	444	444

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	182,977	176,603
Less: Debt discount	(484)	(341)
Less: Current portion	(2,402)	(1,910)

	$180,091	$174,352

As of March 31, 2006, the Company had $100 million in total capacity under its credit facility, of which $40.4 million was outstanding under the revolving line of credit and $9.9 million in other letters of credit issued, leaving $49.7 million in availability.

7. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At March 31, 2006, the Company owned 8 MSW landfills and 12 construction and demolition (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of March 31, 2006.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At March 31, 2006, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
The Company may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, certain previously capitalized costs will be charged to expense.
Closure and Post-Closure Obligations
The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for MSW facilities and up to five years for C&D facilities.
The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.
The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2005 to March 31, 2006:

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2005	$127,758	$3,618
Capital expenditures	972	—
Amortization expense	(2,113)	—
Obligations incurred and capitalized	107	107
Interest accretion	—	71
Acquisitions and other adjustments	2,873	(37)

March 31, 2006	$129,597	$3,759

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2006	2005
Recorded amounts:
Current portion	$241	$286
Noncurrent portion	3,518	3,332

Total recorded	$3,759	$3,618

The Company’s total anticipated cost for closure and post-closure activities is $103.3 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $15.3 million and $14.0 million at March 31, 2006 and December 31, 2005, respectively.
8. INCOME TAXES
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the three months ended March 31, 2006 based upon the Company’s anticipated 2006 annual effective income tax rate of 40.0% as compared to 39.4% for the three months ended March 31, 2005. Such rate differs from the statutory rate of 35% due to state income taxes and estimates of non-deductible expenses.
9. STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2006, the Company has issued 285,527 restricted shares, net of forfeitures, under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. These shares vest over periods ranging from one to ten years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2005 to March 31, 2006:

					Accumulated
		Additional	Unearned		Other
	Common	Paid-in	Compensation	Retained	Comprehensive
	Stock	Capital (a)	(a)	Earnings	Income (Loss)	Total
December 31, 2005	$165	$88,371	$(1,441)	$5,043	$(431)	$91,707
Net income	—	—	—	612	—	612
Issuance of restricted shares to employees	3	2,103	(2,106)	—	—	—
Accretion of unearned compensation	—	—	253	—	—	253
Repurchase of common shares	—	(90)	—	—	—	(90)
Change in accumulated income (loss) in interest rate swap, net of tax	—	—	—	—	1,550	1,550

March 31, 2006	$168	$90,384	$(3,294)	$5,655	$1,119	$94,032

(a) Combined as Additional Paid-in Capital on the accompanying condensed consolidated balance sheets.

10. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005
Collection:
Residential	$5,800	$4,370
Commercial	3,722	3,270
Roll-off	10,322	7,870

Total Collection	19,844	15,510

Disposal	14,209	9,393
Less: Intercompany	(5,168)	(3,583)

Disposal, net	9,041	5,810

Transfer and other	8,792	3,667
Less: Intercompany	(2,997)	(2,102)

Transfer and other, net	5,795	1,565

Total Revenue	$34,680	$22,885

The following table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, Colorado, New Mexico, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
Three months ended March 31, 2006:
Revenue	$11,532	7,172	3,275	2,733	4,772	5,196	—	34,680
Depreciation and amortization	1,160	765	422	426	695	1,018	82	4,568
Capital expenditures	708	408	73	386	1,200	469	2,504	5,748
Capital expenditures (Acquisitions)	1	—	—	—	81	5,341	—	5,423
Three months ended March 31, 2005:
Revenue	$9,880	5,755	2,880	—	—	4,370	—	22,885
Depreciation and amortization	999	628	429	—	—	755	27	2,838
Capital expenditures	1,547	274	39	—	—	839	47	2,746
Capital expenditures (Acquisitions)	11,249	—	—	—	—	—	—	11,249

Total assets:
March 31, 2006	$65,749	31,582	27,290	45,679	61,680	46,150	25,404	303,534
December 31, 2005	64,623	32,222	27,867	45,784	62,048	40,842	18,152	291,538
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 16, 2006. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis .
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of March 31, 2006, we served approximately 203,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Tennessee and Texas. We currently own and/or operate 21 transfer stations/materials recovery facilities (MRFs), 8 MSW landfills and 12 C&D landfills. We serve our customers through these operations and our 24 collection operations. Of these facilities, two transfer stations, one MSW landfill and one C&D landfill are fully permitted but not yet opened, and two transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
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
     We intend to pursue our acquisition strategy primarily with cash, including borrowings under our $200 million combined credit facility entered into in April 2005. We may also issue shares of common stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the three months ended March 31, 2006, we have completed 18 acquisitions. The purchase price for these acquisitions consisted of $125.4 million of cash, $4.5 million of convertible debt, $11.8 million of assumed debt (net of $0.5 million of debt discount), $5.6 million of assumed deferred tax liabilities and 1,737,852 shares of our common stock. During the three months ended March 31, 2006, we completed the acquisition of Transit Waste LLC from Waste Corporation of America LLC. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. Total consideration for the Transit acquisition included $0.4 million in cash and $5.2 million in debt assumed (net of $0.1 million of debt discount). Subsequently, we repaid $1.3 million of the assumed debt. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in Note 2 to the financial statements included in Item 1 of this report.

     The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Completion Date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
Fort Meade Landfill	Ft. Meade, FL	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	February 10, 2006	Collection & Landfill
     After giving effect to these acquisitions, at March 31, 2006, we owned and/or operated a total of 20 landfills, 24 collection operations and 21 transfer stations/MRFs, had approximately 290 routes and handled approximately 10,000 landfill tons per day at our landfills.
     For additional discussions of our acquisitions, please read Note 2 to the financial statements included in Item 1 of this report. After an acquisition is completed we incur integration expenses related to (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
General Review of First Quarter Results
     Our operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Including the first quarter acquisition, our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2006 was 57.2% collection operations, 26.1% disposal, 16.7% transfer and other as compared to 54.2% collection operations, 32.9% disposal, and 12.9% transfer and other for the three months ended March 31, 2005. The following table reflects our total revenue by source for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months
	Ended March 31,
	2006	2005
Collection:
Residential	$5,800	$4,370
Commercial	3,722	3,270
Roll-off	10,322	7,870

Total Collection	19,844	15,510

Disposal	14,209	9,393
Less: Intercompany	(5,168)	(3,583)

Disposal, net	9,041	5,810

	Three Months
	Ended March 31,
	2006	2005
Transfer and other	8,792	3,667
Less: Intercompany	(2,997)	(2,102)

Transfer and other, net	5,795	1,565

Total Revenue	$34,680	$22,885

     Please read Note 10 to our condensed consolidated financial statements for certain geographic information related to our operations.
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
     “Run rate” estimates are forward-looking statements based upon a mixture of historical and other information (including projected results and forecasts) compiled by us and derived from information provided by third parties, including acquisition candidates. They are subject to all of the risks and limitations described in “Risk Factors and Cautionary Statement About Forward-Looking Statements.” They are not audited or based on GAAP. In this report, and in presentations and press releases, we provide run rate estimates with respect to us and also separately with respect to one or more acquired businesses. We determine the period over which to calculate a “run rate” based on factors we deem to be reasonable. In computing our revenue “run rates” as of the end of any given period we generally annualize the average of the monthly revenues of the companies that we acquired for the period prior to acquisition (which is the “run rate” for the acquired businesses) and add that annualized number to our revenues. In computing our estimated “EBITDA” run rates we apply the same principles in that we use in computing what our credit facilities refer to as “pro forma adjusted EBITDA,” which is an internal, non-GAAP estimate intended to provide a forecast of the potential effects resulting from acquired businesses based on assumed adjustments to items of revenue, income and expense, as well as non-cash non-recurring items and assumed internalization from acquired businesses, attributable to the transaction and having an ongoing impact that management believes to be reasonable and factually supportable. Run rate estimates of EBITDA for one or more acquired businesses are determined separately by applying similar principles and adjustments with respect to information provided by the acquired businesses. Such estimates are reported to the lenders under our credit facilities and to our board of directors. Actual revenues, EBITDA may or may not equal the estimated “run rate.”

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
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;
•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and
•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;
•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;
•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;
•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;
•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;
•	as a component of incentive cash bonuses paid to our executive officers and other employees;
•	to assess compliance with financial ratios and covenants included in our credit agreements; and
•	in communications with investors, lenders, and others, concerning our financial performance.

     The following presents a reconciliation of the total EBITDA to net income (in thousands):

	Three months ended
	March 31,
	2006	2005
Total EBITDA	$9,695	$5,359
Depreciation and amortization	(4,568)	(2,838)
Interest expense, net	(4,107)	(1,352)
Income tax provision	(408)	(461)

Net income	$612	$708

     Our EBITDA, as we define it, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Revenue	$34,680	100.0%	$22,885	100.0%
Expenses:
Cost of services	22,284	64.2	15,784	69.0
Depreciation and amortization	4,568	13.2	2,838	12.4
Stock-based compensation	253	0.7	—	—
Other general and administrative	2,457	7.1	1,746	7.6

Operating income	5,118	14.8	2,517	11.0

Interest expense, net	(4,107)	(11.8)	(1,352)	(5.9)
Other income, net	9	0.0	4	0.0
Income tax provision	(408)	(1.2)	(461)	(2.0)

Net income	$612	1.8%	$708	3.1%

     Revenue. Total revenue for the three months ended March 31, 2006 increased $11.8 million, or 51.5%, to $34.7 million from $22.9 million for the three months ended March 31, 2005. Acquisitions contributed $8.2 million of the increase while internal volume growth contributed $2.0 million, operational price increases contributed $0.7 million, and pricing from fuel surcharges added $0.9 million.
     Cost of services. Total cost of services for the three months ended March 31, 2006 increased $6.5 million, or 41.2%, to $22.2 million from $15.7 million for the three months ended March 31, 2005. While cost of services increased in total, they have decreased to 64.2% of revenue from 69.0% during the same period last year. Increases in labor, insurance, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since April 2005. Reductions in operating costs as a percentage of revenue were achieved related to certain licenses and fees, landfill site expenses and field administrative costs which are semi-fixed and do not increase proportional with revenue. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 5.9% for the three months ended March 31, 2005 to 6.2% for the three months ended March 31, 2006.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2006 increased by 61.0% to $4.6 million from $2.8 million for the three months ended March 31, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volumes.

     Stock-based compensation. The stock-based compensation expense during the three months ended March 31, 2006 relates to earned compensation associated with restricted stock grants under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the three months ended March 31, 2006 increased by 40.7% to $2.5 million from $1.7 million for the three months ended March 31, 2005. The increase is primarily attributable to legal and accounting expenses related to compliance with the Sarbanes-Oxley Act of 2002 as well as printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program.
     Interest expense, net. Interest expense, net for the three months ended March 31, 2006 increased by 203.8% to $4.1 million from $1.4 million for the same period in 2005. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities primarily to fund acquisitions as well as seller notes issued and debt assumed in connection with acquisitions. Our average borrowing costs went from 5.06% at March 31, 2005 to 8.38% at March 31, 2006.
     Income tax provision. Income tax provision for the three months ended March 31, 2006 as a percentage of pre-tax income was 40.0% as compared to 39.4% for the three months ended March 31, 2005. The rate in the current year period reflects the projected full year tax rate.
Liquidity and Capital Resources
     Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy also requires significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility. Additionally, our acquisitions may require seller notes, equity issuances and debt financings. We expect these sources will be adequate to fund our future capital needs and acquisition strategy for the foreseeable future.
     As of March 31, 2006, we had total outstanding long-term debt of approximately $183.0 million, consisting primarily of approximately $164.4 million outstanding under our credit facilities, and approximately $7.4 million of various seller notes and $10.9 million of assumed debt associated with acquisitions. This represented an increase of $6.4 million over our total debt outstanding as of December 31, 2005. The increase in outstanding debt since December 31, 2005 was due primarily to debt assumed in connection with the Transit Waste acquisition. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of our floating rate debt for five-year fixed-rate debt. As a result of this agreement, the LIBOR component of our interest rate will be 4.885% on the first $150 million of our borrowings for the remainder of the term of the swap agreement.
     As of March 31, 2006, we had a working capital surplus of $7.4 million which had improved $0.7 million from a working capital surplus of $6.7 million as of December 31, 2005. The improvement can be attributed to timing differences in collection of receivables and payments of current liabilities. Our credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the available swing-line feature of our First Lien Credit Agreement to maintain a minimum cash and cash equivalents balance and use excess cash to reduce our indebtedness under the First Lien Credit Agreement.
Tax-Exempt Bonds
     In February 2006, we assumed $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition.

Contractual Obligations
     There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2006 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 16, 2006.
Cash Flows
     Cash provided by operations for the three months ended March 31, 2006 and 2005 was $7.0 million and $2.7 million, respectively. The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. Other items impacting operating cash flows include depreciation and amortization as well as stock-based compensation, both of which were non-cash expenses.
     Cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $6.1 million and $9.3 million for the three months ended March 31, 2006 and 2005, respectively. Acquisitions of businesses accounted for $6.2 million of the decrease over the prior year period, partially offset by increased capital expenditures for normal operations.
     Cash provided by (used in) financing activities for the three months ended March 31, 2006 and 2005 was $(0.7) million and $9.2 million, respectively. Net cash provided by (used in) financing activities mainly includes borrowings under our credit facilities, repayments of debt, and financing costs associated with our credit facilities in all periods. Proceeds from financing during the three months ended March 31, 2005 include the net proceeds from the use of our credit facilities and seller notes.
Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates in Note 7 to the financial statements included in Item 1 of this report and in Note 1 (f), to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005. For a description of other significant accounting policies, see Note 1 to the financial statements included in Item 1 of this report and in Note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005.
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At March 31, 2006, the Company owned 8 MSW landfills and 12 C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of March 31, 2006.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of March 31, 2006, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of March 31, 2006, we have included 87 million cubic yards of expansion airspace with estimated development costs of approximately $68.4 million in our calculation of the rates used for the amortization of landfill costs.
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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2006 and the year ended December 31, 2005:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2006	2005
Number of landfills owned	20	19

Landfill depletion and amortization expense (in thousands)	$2,113	$6,956
Accretion expense (in thousands)	71	159
Closure and post-closure expense (in thousands)	48	—

	2,232	7,115

Airspace consumed (in thousands of cubic yards)	1,141	3,854

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.96	$1.85

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
     After giving effect to the swap, as of March 31, 2006, we had debt outstanding that bears interest at variable or floating rates of approximately $14.4 million as compared to approximately $12.0 million as of December 31, 2005. We are primarily affected by changes in LIBOR rates. After giving effect to our interest rate swap agreement, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.1 million in annual interest charges.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls was included as part of the annual report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on March 16, 2006. KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report were included in Part II, Item 8 “Financial Statements and Supplementary Data” of the annual report on Form 10-K
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2006, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	In January 2006, we issued a total of 132,545 shares of our common stock to certain executive officers under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.

(b)	Not applicable.

(c)

				(c)	(d)
				Total number of	Maximum number (or
	(a)			shares (or units)	approximate dollar value) of
	Total number		(b)	purchased as part of	shares (or units) that may
	of shares (or units)		Average price paid	publicly announced plans	yet be purchased under the
Period	purchased		per share (or unit)	or programs	plans or programs
January 1 – January 31, 2006	—		—	—	—
February 1 – February 28, 2006	—		—	—	—
March 1 – March 31, 2006	10,915	(1)	$6.52	—	—
Total	10,915	(1)	$6.52	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.
ITEM 6. EXHIBITS.

2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James

F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.3+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.4+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.5+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.11+	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.12+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.13+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.14	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.15	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

10.16	Amended and Restated 2004 Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.17	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.18	First Amendment to Reimbursement Agreement, dated as of April 20, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.19	First Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, Comerica Bank and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.20	Second Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.21	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC. (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Kevin D. Mitchell
Vice President and Controller (Principal Accounting Officer)

Date: May 10, 2006

EXHIBIT INDEX

2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr.

10.3+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.4+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.5+	Employment Agreement, dated March 22, 2005, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9+	Form of Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.11+	WCA Waste Corporation Performance Unit Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.12+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.13+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

10.14	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.15	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

10.16	Amended and Restated 2004 Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.17	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.18	First Amendment to Reimbursement Agreement, dated as of April 20, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.19	First Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association, Comerica Bank and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.20	Second Lien Credit Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Wells Fargo Bank, National Association and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.21	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste LLC, WCA Management Company, L.P., and Waste Corporation of

America, LLC. (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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