Form 10-Q
period 2006-06-30
WCA WASTE CORP
filed 2006-08-08
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 7, 2006, there were 16,840,026 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

RISK FACTORS AND
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” or “opportunity,” the negatives of these words, or similar words or expressions. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. This is true of our description of our acquisition strategy and any expected benefits from any acquisitions or acquisition strategy for example. It is also true of our statements concerning “run rates”; for a description of the basis upon which we make estimates of run rates, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Non-GAAP Measures” elsewhere in this report.
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
     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:
•	changes in interest rates may affect our profitability;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor, fuel and insurance could reduce operating margins;

•	we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition;

•	our failure to remain competitive with our numerous competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business;

•	we may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenues to decline;

•	comprehensive waste planning programs and initiatives required by state and local governments may reduce demand for our services, which could adversely affect our waste volumes and the price of our landfill disposal services;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	efforts by labor unions to organize our employees could divert management attention and increase our operating expenses;

•	a general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenues and cash flows;

•	current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business;

•	we are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors;

•	seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price; and

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.
     We describe these and other risks in greater detail in the section entitled “Business—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”) and in Part II, Item 1A, “Risk Factors,” in this quarterly report.
     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock
Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate
Interest Rate Swap Agreement
Stockholder's Agreement
Registration Rights Agreement
Management Rights Letter
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,572	$678
Restricted cash	416	270
Accounts receivable, net of allowance for doubtful accounts of $608 (unaudited) and $1,190, respectively	17,841	16,127
Deferred tax assets	763	763
Prepaid expenses and other	7,104	4,728

Total current assets	27,696	22,566

Property and equipment, net of accumulated depreciation and amortization of $55,616 (unaudited) and $46,691, respectively	196,949	186,299
Goodwill, net	72,438	72,455
Intangible assets, net	4,884	5,041
Deferred financing costs, net	3,316	3,374
Restricted cash – debt service reserve fund	996	675
Interest rate swap	3,704	—
Other assets	984	1,128

Total assets	$310,967	$291,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,324	$6,284
Accrued liabilities and other	8,995	7,265
Accrued closure and post-closure liabilities	143	286
Note payable	1,111	73
Current maturities of long-term debt	1,943	1,910

Total current liabilities	21,516	15,818

Long-term debt, less current maturities and discount	180,317	174,352
Interest rate swap	—	711
Accrued closure and post-closure liabilities	3,693	3,332
Deferred tax liabilities	8,851	5,618

Total liabilities	214,377	199,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,814 and 16,532 shares, respectively	168	165
Treasury stock	(174)	—
Additional paid-in capital	87,102	86,930
Retained earnings	9,494	5,043
Accumulated other comprehensive loss	—	(431)

Total stockholders’ equity	96,590	91,707

Total liabilities and stockholders’ equity	$310,967	$291,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$38,216	$29,052	$72,896	$51,937
Expenses:
Cost of services	24,186	17,904	46,470	33,688
Depreciation and amortization	4,769	3,613	9,337	6,451
General and administrative:
Stock-based compensation	308	137	561	137
Other general and administrative	2,128	2,145	4,585	3,891

	31,391	23,799	60,953	44,167

Operating income	6,825	5,253	11,943	7,770
Other income (expense):
Interest expense, net	(4,173)	(2,527)	(8,280)	(3,879)
Write-off of deferred financing costs and debt discount	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	3,704	—	3,704	—
Other	64	9	73	13

	(405)	(3,812)	(4,503)	(5,160)

Income before income taxes	6,420	1,441	7,440	2,610
Income tax provision	(2,581)	(559)	(2,989)	(1,020)

Net income	$3,839	$882	$4,451	$1,590

Earnings per share — basic	$0.23	$0.06	$0.27	$0.10

Earnings per share — diluted (a)	$0.23	$0.06	$0.27	$0.10

Weighted average shares outstanding — basic	16,360	15,362	16,340	15,334

Weighted average shares outstanding — diluted (a)	17,021	15,372	17,005	15,362

(a)	The diluted earnings per share and the diluted weighted average shares outstanding for the three and six months ended June 30, 2006 assume conversion of $7 million of convertible seller notes. The interest expense related to these notes, net of tax, for the three and six months ended June 30, 2006 was $72 and $143, respectively. The assumed conversion of the convertible notes added 635,728 additional shares to the diluted weighted average shares outstanding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,451	$1,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,337	6,451
Stock-based compensation	561	137
Amortization of deferred financing costs and debt discount	364	255
Write-off of deferred financing costs and debt discount	—	1,294
Unrealized gain on interest rate swap	(3,704)	—
Deferred tax provision	2,989	1,020
Accretion expense for closure and post-closure obligations	142	76
Gain on sale of assets	(73)	(13)
Prepaid disposal usage	1,090	717
Change in operating assets and liabilities:
Accounts receivable	(1,506)	(3,797)
Prepaid expenses and other	537	118
Accounts payable and other liabilities	4,153	1,559

Net cash provided by operating activities	18,341	9,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(338)	(53,354)
Proceeds from sale of fixed assets	73	20
Capital expenditures	(14,354)	(7,685)
Cost incurred on possible acquisitions	(27)	(47)

Net cash used in investing activities	(14,646)	(61,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	127,500
Principal payments on long-term debt	(2,670)	(22,927)
Principal payments of note payable	(2,889)	(1,480)
Net change in revolving line of credit	3,414	(46,900)
Increase in restricted cash	(50)	—
Equity transaction costs	(314)	—
Deferred financing costs	(292)	(2,107)

Net cash provided by (used in) financing activities	(2,801)	54,086

NET INCREASE IN CASH AND CASH EQUIVALENTS	894	2,427

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	678	272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,572	$2,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,989	$2,537
Income taxes paid	130	—

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
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 16, 2006 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. The unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions.
2. ACQUISITIONS
The Company completed one acquisition during the six months ended June 30, 2006. The acquisition of Transit Waste LLC from Waste Corporation of America LLC was completed on February 10, 2006. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. The acquired operations include a municipal solid waste (MSW) landfill near Durango, Colorado and a collection operation in Bloomfield, New Mexico. Total consideration for this acquisition based upon an independent review of fair value was approximately $5.6 million consisting of $0.4 million in cash and $5.2 million in debt assumed (net of $0.1 million of debt discount). On February 23, 2006, the Company repaid $1.3 million of the assumed debt.
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
Based on the assessments of values for this acquisition, the Company reflected landfill cost of $2.8 million, other fixed assets of $2.5 million and net working capital of $0.3 million.
During 2005, two acquisitions were completed that were deemed significant (as defined by Regulation S-X) to the Company as a whole. MRR Southern located in North Carolina and Meyer & Gabbert located in

Florida were completed on April 1, 2005 and October 3, 2005, respectively. The consolidated financial statements included herein include the results of MRR Southern and Meyer & Gabbert from their respective acquisition dates. The following unaudited pro forma results of operations have been prepared assuming that the acquisitions had occurred as of January 1, 2005. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future (unaudited).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Revenue	$32,789	$60,394
Net income	983	1,812
Per share data:
Net income — basic	$0.06	$0.12
Net income — diluted	$0.06	$0.12
3. STOCK-BASED COMPENSATION
Upon the completion of the initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 1,500,000 shares. As of June 30, 2006, there were approximately 360,000 remaining shares authorized for issuance.
During the three and six months ended June 30, 2006, 25,394 and 311,868 restricted shares of the Company’s common stock, respectively, were granted to certain officers and key employees with an aggregate market value of $0.2 million and $2.3 million on the grant dates, respectively. The value of the restricted shares was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet. The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.
The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Grant-Date	Contractual Term		Grant-Date	Contractual Term
	Shares	Fair Value	(years)	Shares	Fair Value	(years)
Unvested at beginning of period	449	$8.12		204	$9.50
Granted	25	6.79		311	7.33
Vested	(37)	9.03		(77)	9.41
Forfeited	(1)	7.82		(2)	8.46

Unvested at June 30, 2006	436	$7.97	5.19	436	$7.97	5.19

Prior to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. The following table presents the effect on the Company’s net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$882	$1,590
Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(107)	(213)

Net income, pro forma	$775	$1,377

Earnings per share – basic and diluted:
As reported	$0.06	$0.10
Pro forma	$0.05	$0.09

In accordance with SFAS No. 123, the fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

2005
Risk-free interest rate	3.44%
Volatility factor of stock price	0.35
Dividends	—
Option life	4 years
Calculated fair value per share	$3.35
On December 22, 2005, in response to SFAS 123(R), the Company’s Board of Directors approved accelerating the vesting of all outstanding “out-of-the-money” unvested stock options. All outstanding stock options had exercise prices in excess of the closing price and therefore were fully vested. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Based on the Company’s closing stock price of $7.40 at December 22, 2005, there was no aggregate intrinsic value on any outstanding stock options. No compensation expense was recorded during the first six months of 2006 as all outstanding options were fully vested prior to January 1, 2006.
The following table reflects the Company’s option activity for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(years)	Shares	Exercise Price	(years)
Outstanding at beginning of period	643	$9.52		644	$9.52
Forfeitures	(3)	9.50		(4)	9.50

Outstanding at June 30, 2006	640	$9.52	8.00	640	$9.52	8.00

4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible debt. The detail of the earnings per share calculations for net income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$3,839	$882	$4,451	$1,590
Interest expense on convertible debt, net of tax	72	—	143	—

Net income for diluted earnings per share	$3,911	$882	$4,594	$1,590

Denominator:
Weighted average basic shares outstanding	16,360	15,362	16,340	15,334
Dilutive effect of options and warrants	—	—	—	10
Dilutive effect of restricted share issuances	25	10	29	18
Dilutive effect of convertible debt	636	—	636	—

Weighted average diluted shares outstanding	17,021	15,372	17,005	15,362

Earnings per share:
Basic	$0.23	$0.06	$0.27	$0.10
Diluted	$0.23	$0.06	$0.27	$0.10
For the three and six months ended June 30, 2006, 640,000 shares underlying stock options were excluded from the computation of diluted earnings per share as the results would be anti-dilutive. For the three and six months ended June 30, 2005, 658,603 and 21,603 shares of stock options and warrants, respectively, were excluded in addition to 635,728 shares of common stock equivalents related to convertible notes payable.

5. LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt and notes payable are as follows:

	June 30,	December 31,
	2006	2005
Term B Loan, principal payable $250,000 per quarter, maturing in April 2011, variable interest rate based on LIBOR plus a margin (7.89% and 7.72% at June 30, 2006 and December 31, 2005, respectively)	$98,750	$99,250
Second Lien Credit Agreement, maturing in October 2011, variable interest rate based on LIBOR plus a margin (10.89% and 10.72% at June 30, 2006 and December 31, 2005, respectively)	25,000	25,000
Revolving note payable with a financial institution, maturing in April 2010, variable interest rate based on LIBOR plus a margin (7.89% and 7.72% at June 30, 2006 and December 31, 2005, respectively)	41,137	37,723
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.88% and 8.94% weighted average rate at June 30, 2006 and December 31, 2005, respectively)	9,385	6,480
Notes payable to banks and financial institutions, interest ranging from 2.9% to 9.2%, payable monthly through August 2010	1,307	506

Note payable, with interest rate of 5%, due in January 2010	160	200

Seller note, with interest rate of 6%, due in May 2006	—	444

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	182,739	176,603
Less: Debt discount	(479)	(341)
Less: Current portion	(1,943)	(1,910)

	$180,317	$174,352

As of June 30, 2006, the Company had $100 million in total capacity under its credit facility, of which $41.1 million was outstanding under the revolving line of credit and $9.9 million in other letters of credit issued, leaving $49.0 million in availability.
9.25% Senior Notes Due 2014
On July 5, 2006, the Company issued $150 million aggregate principal amount of 9.25% senior notes due 2014. The net proceeds of the offering were $145.5 million after deducting $3.75 million in initial purchasers’ discounts and estimated issuance costs. The proceeds were applied to certain debt outstanding under the First and Second Lien Credit Facilities as well as outstanding borrowings on the revolving note payable. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006 with the following redemption provisions:
•	At any time before June 15, 2009, the Company may redeem up to 35% of the notes with net cash proceeds of certain equity offerings, as long as it redeems the notes within 180 days of the offering and at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption;

•	Prior to June 15, 2010, the Company may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest, and, if any, liquidated damages; and

•	The notes may be callable beginning on June 15 of 2010, 2011, and 2012 and thereafter at redemption prices of 104.625%, 102.313% and 100% of the principal amount plus accrued interest.
The senior notes were issued under an indenture between the Company and the Bank of New York Trust Company, N.A., as Trustee. The indenture contains covenants including, among other provisions, limitations on the Company’s ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

Bank Credit Facility
Additionally, on July 5, 2006, the Company entered into a new $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011. The new credit facility replaced the existing $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent. The new revolving credit facility includes covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios. The following table highlights the revised margins:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	1.500	—	0.250
Equal to or greater than 3.0 and less than 3.5x	1.750	0.250	0.250
Equal to or greater than 3.5 and less than 4.0x	2.000	0.500	0.250
Equal to or greater than 4.0 and less than 4.5x	2.250	0.750	0.375
Equal to or greater than 4.5x	2.500	1.000	0.500
On the inception date of the facility, the Company utilized approximately $32.1 million of the credit facility to repay the remaining outstanding amounts under the old credit facility and to collateralize approximately $10.1 million of letters of credit outstanding with various entities. Of that amount, the Company has received $4.8 million of the collateral back on certain of the letters of credit and anticipates receiving the remaining portion as new letters of credit are issued to replace the old ones.
On July 28, 2006, Comerica syndicated the credit facility to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.
6. INTEREST RATE SWAP / COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$3,839	$882	$4,451	$1,590
Change in accumulated income (loss) in interest rate swap, net of tax of $(745) and $280, respectively	(1,119)	—	431	—

Comprehensive income	$2,720	$882	$4,882	$1,590

With the restructuring of the Company’s long-term debt in July 2006, the interest rate swap no longer qualified for hedge accounting. As a result, the Company reversed the unrealized gain (loss) related to the fair value of the swap, which was previously recorded as a component of accumulated other comprehensive loss. Therefore, the Company recognized $3.7 million of other income related to the unrealized gain on the interest rate swap as of June 30, 2006 in the accompanying consolidated statement of operations. The termination of this swap agreement on July 5, 2006 resulted in a payment of $4.0 million from the swap counter- party.
On July 7, 2006, the Company entered into a new interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The intention of this swap agreement is to limit the Company’s exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt to enable the swap transaction to be considered a hedge. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge. The Company did not enter into the interest rate swap agreements for trading purposes.

7. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At June 30, 2006, the Company owned eight MSW landfills and 12 construction and demolition (C&D) landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of June 30, 2006.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At June 30, 2006, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2005 to June 30, 2006:

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2005	$127,758	$3,618
Capital expenditures	6,629	—
Amortization expense	(4,389)	—
Obligations incurred and capitalized	220	220
Interest accretion	—	142
Acquisitions and other adjustments	2,624	(144)

June 30, 2006	$132,842	$3,836

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2006	2005
Recorded amounts:
Current portion	$143	$286
Noncurrent portion	3,693	3,332

Total recorded	$3,836	$3,618

The Company’s total anticipated cost for closure and post-closure activities is $103.4 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $16.4 million and $14.0 million at June 30, 2006 and December 31, 2005, respectively.
8. INCOME TAXES
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the six months ended June 30, 2006 based upon the Company’s anticipated 2006 annual effective income tax rate of 40.2% as compared to 39.1% for the six months ended June 30, 2005. Such rate differs from the statutory rate of 35% due to state income taxes and estimates of non-deductible expenses.
9. STOCKHOLDERS’ EQUITY
During the six months ended June 30, 2006, the Company had issued 311,868 restricted shares, net of forfeitures, under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. These shares vest over periods ranging from one to ten years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2005 to June 30, 2006:

					Accumulated
			Addition		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
December 31, 2005	$165	$—	$86,930	$5,043	$(431)	$91,707
Net income	—	—	—	4,451	—	4,451
Issuance of common stock	—	—	52	—	—	52
Gecko holdback settlement	—	(174)	—	—	—	(174)
Issuance of restricted shares to employees	3	—	(3)	—	—	—
Accretion of unearned compensation	—	—	561	—	—	561
Repurchase of common shares	—	—	(124)	—	—	(124)
Equity transaction costs	—	—	(314)	—	—	(314)
Change in accumulated income (loss) in interest rate swap, net of tax	—	—	—	—	431	431

June 30, 2006	$168	$(174)	$87,102	$9,494	$—	$96,590

Convertible Preferred Stock Issuance
On July 13, 2006, the Company’s shareholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (Ares). The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the new credit facility. Total issuance costs including 1% discount to Ares and other transaction costs are estimated to be $3.0 million. The preferred stock is convertible into shares of common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.
The preferred shares are immediately convertible into 7,812,500 shares of the Company’s common stock and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder. The preferred shareholder obtains certain preferential rights including the appointment of as many as two directors.
10. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Collection:
Residential	$6,121	$4,530	$11,921	$8,900
Commercial	3,985	3,441	7,707	6,711
Roll-off	11,812	9,350	22,134	17,220

Total Collection	21,918	17,321	41,762	32,831

Disposal	15,748	13,133	29,957	22,526
Less: Intercompany	(5,677)	(4,826)	(10,845)	(8,409)

Disposal, net	10,071	8,307	19,112	14,117

Transfer and other	9,688	6,084	18,480	9,751
Less: Intercompany	(3,461)	(2,660)	(6,458)	(4,762)

Transfer and other, net	6,227	3,424	12,022	4,989

Total Revenue	$38,216	$29,052	$72,896	$51,937

The following table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, Colorado, New Mexico, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
Three months ended June 30, 2006:
Revenue	$12,907	7,409	3,413	2,909	5,017	6,561	—	38,216
Depreciation and amortization	1,253	773	428	435	646	1,151	83	4,769
Capital expenditures	2,110	975	683	725	1,437	2,504	172	8,606
Capital expenditures (Acquisitions)	(174)	—	—	—	—	51	—	(123)
Three months ended June 30, 2005:
Revenue	$11,560	6,681	3,103	2,731	—	4,977	—	29,052
Depreciation and amortization	1,234	686	455	457	—	747	34	3,613
Capital expenditures	1,328	1,085	785	372	—	1,270	99	4,939
Capital expenditures (Acquisitions)	1,662	—	—	41,178	—	—	—	42,840

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
Six months ended June 30, 2006:
Revenue	$24,439	14,581	6,688	5,642	9,789	11,757	—	72,896
Depreciation and amortization	2,413	1,538	850	861	1,341	2,169	165	9,337
Capital expenditures	2,818	1,383	756	1,111	2,637	2,973	2,676	14,354
Capital expenditures (Acquisitions)	(173)	—	—	—	81	5,392	—	5,300
Six months ended June 30, 2005:
Revenue	$21,440	12,436	5,983	2,731	—	9,347	—	51,937
Depreciation and amortization	2,233	1,314	884	457	—	1,502	61	6,451
Capital expenditures	2,875	1,359	824	372	—	2,109	146	7,685
Capital expenditures (Acquisitions)	12,911	—	—	41,178	—	—	—	54,089

Total assets:
June 30, 2006	$66,855	31,611	27,899	46,080	62,676	48,177	27,669	310,967
December 31, 2005	64,623	32,222	27,867	45,784	62,048	40,842	18,152	291,538
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
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of June 30, 2006, we served approximately 207,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Tennessee and Texas. We currently own and/or operate 21 transfer stations/materials recovery facilities (MRFs), eight MSW landfills and 12 C&D landfills. We serve our customers through these operations and our 24 collection operations. Of these facilities, two transfer stations, one MSW landfill and one C&D landfill are fully permitted but not yet opened, and two transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
Acquisition Strategy
     Our future growth will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck—in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies-of-scale. We will typically seek to enter a new market by acquiring a permitted landfill operation in that market. Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection and/or transfer operations and internalizing waste into the landfill.
     We intend to pursue our acquisition strategy primarily with cash on hand and borrowings under our $175 million revolving credit facility entered into in July 2006. We may also issue shares of common stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the six months ended June 30, 2006, we have completed 18 acquisitions. The purchase price for these acquisitions consisted of $125.4 million of cash, $4.5 million of convertible debt, $11.8 million of assumed debt (net of $0.5 million of debt discount), $5.6 million of assumed deferred tax liabilities and 1,737,852 shares of our common stock. No acquisitions were completed during the second quarter ended June 30, 2006. During the first quarter of 2006, we completed the acquisition of Transit Waste LLC from Waste Corporation of America LLC. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. Total consideration for the Transit Waste acquisition included $0.4 million in cash and $5.2 million in debt assumed (net of $0.1 million of debt discount). Subsequently, we repaid $1.3 million of the assumed debt. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in Note 2 to the financial statements included in Item 1 of this report.

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
     After giving effect to these acquisitions, at June 30, 2006, we owned and/or operated a total of 20 landfills, 24 collection operations and 21 transfer stations/MRFs, had approximately 290 routes and handled approximately 10,000 landfill tons per day at our landfills. For additional discussions of our acquisitions, please read Note 2 to the financial statements included in Item 1 of this report.
     After an acquisition is completed we incur integration expenses related to (i) incorporating newly acquired truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
Recent Events
     In March 2006, our board of directors approved a set of resolutions delegating to a special committee authority to review and evaluate a variety of strategic alternatives, including the proposals that were later received and resulted in the Preferred Stock Purchase Agreement and the capital plan described below. On June 14, 2006, we announced a capital plan approved by the special committee that was intended to, among other things, refinance our existing senior secured debt and provide additional capital for execution of our acquisition program. In connection with the capital plan, we completed the following transactions:
•	Senior notes — The private placement of $150 million of 9.25% senior unsecured notes due 2014, which closed on July 5, 2006. The proceeds from this offering were utilized to retire or pay down our existing borrowings;

•	Senior secured credit facility — A new $175 million senior secured credit facility led by Comerica Bank, $150 million of which is subject to fixed-rate swap at 5.64% (plus the applicable margins), which closed on July 5, 2006. In connection with entering into the new facility, we paid our obligations under and terminated first and second lien credit arrangements with Wells Fargo Bank and other lenders; and

•	Preferred Stock — The purchase by Ares of $75 million in convertible preferred stock. The preferred stock is convertible into our common stock at $9.60 per share and carries a 5% PIK dividend. This transaction closed on July 27, 2006.
Please read “—Liquidity and Capital Resources” for more information on each of these transactions.

General Review of Results for the Three and Six Months Ended June 30, 2006
     Our operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Our revenue segmentation (before elimination of intercompany revenue) for the three months ended June 30, 2006 was 46.3% collection operations, 33.2% disposal, 20.5% transfer and other as compared to 47.4% collection operations, 35.9% disposal and 16.7% transfer and other for the three months ended June 30, 2005. Including the acquisition completed during the first quarter of 2006, our revenue segmentation (before elimination of intercompany revenue) for the six months ended June 30, 2006 was 46.3% collection operations, 33.2% disposal, 20.5% transfer and other as compared to 50.4% collection operations, 34.6% disposal and 15.0% transfer and other for the six months ended June 30, 2005. Our internalization for the three and six months ended June 30, 2006 was 76.2% and 76.7%, respectively. The following table reflects our total revenue by source for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Collection:
Residential	$6,121	$4,530	$11,921	$8,900
Commercial	3,985	3,441	7,707	6,711
Roll-off	11,812	9,350	22,134	17,220

Total Collection	21,918	17,321	41,762	32,831

Disposal	15,748	13,133	29,957	22,526
Less: Intercompany	(5,677)	(4,826)	(10,845)	(8,409)

Disposal, net	10,071	8,307	19,112	14,117

Transfer and other	9,688	6,084	18,480	9,751
Less: Intercompany	(3,461)	(2,660)	(6,458)	(4,762)

Transfer and other, net	6,227	3,424	12,022	4,989

Total Revenue	$38,216	$29,052	$72,896	$51,937

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
     “Run rate” estimates are forward-looking statements based upon a mixture of historical and other information (including projected results and forecasts) compiled by us and derived from information provided by third parties, including acquisition candidates. They are subject to all of the risks and limitations described in “Risk Factors and Cautionary Statement About Forward-Looking Statements.” They are not audited or based on GAAP. In this report, and in our presentations and press releases, we provide run rate estimates with respect to us and also separately with respect to one or more acquired businesses. We determine the period over which to calculate a “run rate” based on factors we deem to be reasonable. In computing our revenue “run rates” as of the end of any given period, we generally annualize the average of the monthly revenues of the companies that we acquired for the period prior to acquisition (which is the “run rate” for the acquired businesses) and add that annualized number to our revenues. In computing our estimated “EBITDA” run rates we apply the same principles that we use in computing what our credit facilities refer to as “pro forma adjusted EBITDA,” which is an internal, non-GAAP estimate intended to provide a forecast of the potential effects resulting from acquired businesses based on assumed adjustments to items of revenue, income and expense, as well as non-cash non-recurring items and assumed internalization from acquired businesses, attributable to the transaction and having an ongoing impact that management believes to be reasonable and factually supportable. Run rate estimates of EBITDA for one or more acquired businesses are determined separately by applying similar principles and adjustments with respect to information provided by the acquired businesses. Such estimates are reported to the lenders under our credit facilities and to our board of directors. Actual revenues and EBITDA may or may not equal the estimated “run rate.”
     Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income) before interest expense (including the unrealized gain on the interest rate swap and the write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization. We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items is not relevant to our ongoing operations. We also use these same measures when evaluating potential acquisition candidates.
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     The following presents a reconciliation of our total EBITDA to net income (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Total EBITDA	$11,658	$8,875	$21,353	$14,234
Depreciation and amortization	(4,769)	(3,613)	(9,337)	(6,451)
Interest expense, net	(4,173)	(2,527)	(8,280)	(3,879)
Write-off of deferred financing costs and debt discount	—	(1,294)	—	(1,294)
Unrealized gain on interest rate swap	3,704	—	3,704	—
Income tax provision	(2,581)	(559)	(2,989)	(1,020)

Net income	$3,839	$882	$4,451	$1,590

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
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
Revenue	$38,216	100.0%	$29,052	100.0%
Expenses:
Cost of services	24,186	63.3	17,904	61.6
Depreciation and amortization	4,769	12.5	3,613	12.4
Stock-based compensation	308	0.8	137	0.5
Other general and administrative	2,128	5.6	2,145	7.4

Operating income	6,825	17.8	5,253	18.1

	Three Months Ended June 30,
	2006		2005
Interest expense, net	(4,173)	(10.9)	(2,527)	(8.7)
Write-off of deferred financing costs and debt discount	—	—	(1,294)	(4.5)
Unrealized gain on interest rate swap	3,704	9.7	—	—
Other income, net	64	0.2	9	0.0
Income tax provision	(2,581)	(6.8)	(559)	(1.9)

Net income	$3,839	10.0%	$882	3.0%

     Revenue. Total revenue for the three months ended June 30, 2006 increased by 31.5% to $38.2 million from $29.1 million for the three months ended June 30, 2005. Acquisitions contributed $6.8 million of the increase while internal volume growth contributed $0.1 million, operational price increases contributed $1.3 million, and pricing from fuel surcharges added $1.0 million.
     Cost of services. Total cost of services for the three months ended June 30, 2006 increased $6.3 million, or 35.1%, to $24.2 million from $17.9 million for the three months ended June 30, 2005. Increases in labor, insurance, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since April 2005. Fuel costs increased as a percentage of revenue from 5.9% for the three months ended June 30, 2005 to 6.9% for the three months ended June 30, 2006. While our fuel surcharges continue to cover the increase in fuel costs, fuel costs have a dilutive effect on operating margins.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2006 increased $1.2 million, or 32.0%, to $4.8 million from $3.6 million for the three months ended June 30, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. The stock-based compensation expense during the three months ended June 30, 2006 and 2005 relates to earned compensation associated with restricted stock grants under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the three months ended June 30, 2006 decreased as a percentage of revenue as well as in dollar amount compared to the same period in 2005. The decrease is primarily a result of a significant reduction in legal fees, accounting expenses related to compliance with the Sarbanes-Oxley Act of 2002, and costs associated with our ongoing acquisition program, partially offset by the increase in payroll-related costs during the quarter.
     Interest expense, net. Interest expense, net for the three months ended June 30, 2006 increased by 65.1% to $4.2 million from $2.5 million for the three months ended June 30, 2005. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities, primarily to fund acquisitions, as well as seller notes issued and debt assumed in connection with acquisitions. Our average borrowing costs went from 6.76% at June 30, 2005 to 8.42% at June 30, 2006, negatively affecting net income by $0.5 million.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005.
     Unrealized gain on interest rate swap. The $3.7 million income is attributable to the recognition of the unrealized gain on the interest rate swap at June 30, 2006. With the restructuring of our long-term debt in July 2006, the interest rate swap no longer qualified for hedge accounting. Please read “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information on this swap agreement and the new swap agreement entered into in July 2006.
     Income tax provision. Income tax provision for the three months ended June 30, 2006 as a percentage of pre-tax income was 40.2% as compared to 38.8% for the three months ended June 30, 2005. The rate in the current year period adjusts the projected year-to-date rate to approximately 40.2%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenues for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended June 30,
	2006		2005
Revenue	$72,896	100.0%	$51,937	100.0%
Expenses:
Cost of services	46,470	63.7	33,688	64.8
Depreciation and amortization	9,337	12.8	6,451	12.4
Stock-based compensation	561	0.8	137	0.3
Other general and administrative	4,585	6.3	3,891	7.5

Operating income	11,943	16.4	7,770	15.0

Interest expense, net	(8,280)	(11.4)	(3,879)	(7.5)
Write-off of deferred financing costs and debt discount	—	—	(1,294)	(2.5)
Unrealized gain on interest rate swap	3,704	5.1	—	—
Other income, net	73	0.1	13	0.0
Income tax provision	(2,989)	(4.1)	(1,020)	(1.9)

Net income	$4,451	6.1%	$1,590	3.1%

     Revenue. Total revenue for the six months ended June 30, 2006 increased $21.0 million, or 40.4%, to $72.9 million from $51.9 million for the six months ended June 30, 2005. Acquisitions contributed $15.4 million of the increase while internal volume growth contributed $2.1 million, operational price increases contributed $1.7 million, and pricing from fuel surcharges added $1.8 million.
     Cost of services. Total cost of services for the six months ended June 30, 2006 increased $12.8 million, or 37.9%, to $46.5 million from $33.7 million for the six months ended June 30, 2005. While cost of services increased in total, they have decreased to 63.7% of revenue from 64.8% during the same period last year. Increases in labor, insurance, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since April 2005. Reductions in operating costs as a percentage of revenue were achieved related to certain licenses and fees, landfill site expenses and field administrative costs which are semi-fixed and do not increase proportional with revenue. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 5.9% for the six months ended June 30, 2005 to 6.6% for the six months ended June 30, 2006. While our fuel surcharges continue to cover the increase in fuel costs, fuel costs have a dilutive effect on operating margins.
     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2006 increased by 44.7% to $9.3 million from $6.5 million for the six months ended June 30, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. The stock-based compensation expense during the six months ended June 30, 2006 and 2005 relates to earned compensation associated with restricted stock grants under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the six months ended June 30, 2006 increased $0.7 million, or 17.8%, to $4.6 million from $3.9 million for the six months ended June 30, 2005. The increase is primarily attributed to increases in payroll-related costs and insurance costs, partially offset by a reduction in legal expenses.
     Interest expense, net. Interest expense, net for the six months ended June 30, 2006 increased $4.4 million, or 113.5%, to $8.3 million from $3.9 million for the same period in 2005. The increase relates to the higher average interest rate, the higher average debt balance outstanding as a result of additional borrowings under our credit facilities, primarily to fund acquisitions, as well as seller notes issued and debt assumed in connection with acquisitions. Our average borrowing costs went from 6.76% at June 30, 2005 to 8.42% at June 30, 2006.
     Write-off of deferred financing costs and debt discount. The $1.3 million write-off of deferred financing costs and debt discount is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005.
     Unrealized gain on interest rate swap. The $3.7 million income is attributable to the recognition of the unrealized gain on the interest rate swap at June 30, 2006. With the restructuring of our long-term debt in July 2006, the interest rate swap no longer qualified for hedge accounting. Please read “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information on this swap agreement and the new swap agreement entered into in July 2006.
     Income tax provision. Income tax provision for the six months ended June 30, 2006 as a percentage of pre-tax income was 40.2% as compared to 39.1% for the six months ended June 30, 2005. The rate in the current year period reflects the projected full year tax rate.
Liquidity and Capital Resources
     Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy also requires significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our new credit facility. Additionally, our acquisitions may require seller notes, equity issuances and debt financings. We expect these sources will be adequate to fund our future capital needs and acquisition strategy for the foreseeable future.
     As of June 30, 2006, we had total outstanding long-term debt of approximately $182.7 million, consisting primarily of approximately $164.9 million outstanding under our credit facilities, and approximately $7.0 million of various seller notes and $10.8 million of assumed debt associated with acquisitions. This represented an increase of $6.1 million over our total debt outstanding as of December 31, 2005. The increase in outstanding debt since December 31, 2005 was due primarily to debt assumed in connection with the Transit Waste acquisition.
     In 2006, we began a process of reviewing our overall capital structure. During July 2006 we implemented a new capital plan consisting of the issuance of $150 million of new senior unsecured notes, a new revolving credit facility and the issuance of convertible preferred stock as described below. As a result of the implementation of the capital plan, we currently have $168 million in debt, $58 million in cash on hand and restricted cash, resulting in net debt of $110 million. With equity at $169 million, we currently have a net debt-to-total capitalization ratio of 39.5%.
     9.25% Senior Notes Due 2014
     On July 5, 2006, we issued $150 million aggregate principal amount of 9.25% senior notes due 2014. The net proceeds of the offering were $145.5 million after deducting $3.75 million in initial purchasers’ discounts and estimated issuance costs. The proceeds were applied to certain debt outstanding under the First and Second Lien Credit Facilities. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006 with the following redemption provisions:
•	At any time before June 15, 2009, we may redeem up to 35% of the notes with net cash proceeds of certain equity offerings at a redemption price of 109.25% of the par value of the notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, as long as we redeem the notes within 180 days of the offering and at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption;

•	Prior to June 15, 2010, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest, and, if any, liquidated damages; and

•	The notes may be callable beginning on June 15, 2010, 2011, and 2012 and thereafter at redemption prices of 104.625%, 102.313% and 100% of the principal amount plus accrued interest.

     The senior notes are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness and senior to any of our existing and future subordinated indebtedness. The senior notes will be effectively subordinated to any existing or future secured indebtedness, to the extent of the assets securing such indebtedness. The senior notes are guaranteed by all of our subsidiaries. The guarantees are senior unsecured obligations of the guarantors. The guarantees rank equally with all existing and future senior unsecured indebtedness of the guarantors and senior to any existing and future subordinated indebtedness of the guarantors. The guarantees are effectively subordinated to any existing or future secured indebtedness of the guarantors to the extent of the assets securing such indebtedness.
     The senior notes were issued under an indenture between WCA Waste and the Bank of New York Trust Company, N.A., as Trustee. The indenture contains covenants including, among other provisions, limitations on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.
     Bank Credit Facility
     Additionally, on July 5, 2006, we entered into a new $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011. The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances. The new credit facility replaced the existing $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent. The new revolving credit facility includes covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios. Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date. The following table highlights the revised margins:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	1.500	—	0.250
Equal to or greater than 3.0 and less than 3.5x	1.750	0.250	0.250
Equal to or greater than 3.5 and less than 4.0x	2.000	0.500	0.250
Equal to or greater than 4.0 and less than 4.5x	2.250	0.750	0.375
Equal to or greater than 4.5x	2.500	1.000	0.500
     Our obligations under the credit facility are secured by the capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries. The obligations are also guaranteed by certain material subsidiaries. Obligations under the credit facility are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the credit facility), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.
     Other covenants in the credit agreement limit our ability and certain of our subsidiaries to, among other things, create, incur, assume or permit to exist certain liens; make certain investments, loans and advances; enter into any sale-leaseback transactions; materially change the nature of their businesses; create, incur, assume or permit to exist certain leases; merge into or with or consolidate with any other person; sell, lease or otherwise dispose of all or substantially all of their properties or assets; discount or sell any of their notes or accounts receivable; transact business with affiliates unless in the ordinary course of business and on arm’s length basis; make certain negative pledges; or amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt.
     On the inception date of the facility we utilized approximately $32.1 million of the credit facility to repay the remaining outstanding amounts under the old credit facility and to collateralize approximately $10.1 million of letters of credit outstanding with various entities. Of that amount, we have received $4.8 million of the collateral back on certain of the letters of credit and anticipate receiving the remaining portion as new letters of credit are issued to replace the old ones.

     On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.
     Private Placement of Preferred Stock
     On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the Purchase Agreement) with Ares, which provided for us to issue and sell 750,000 shares (Preferred Shares) of Series A Convertible Preferred Stock, par value $0.01 per share (Preferred Stock), to Ares. The purchase price per Preferred Share was $100.00, for an aggregate purchase price of $75 million. The Preferred Stock is convertible into our common stock, par value $0.01 per share (Common Stock), at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually. The closing of the sale and issuance of the full amount of Preferred Shares pursuant to the Purchase Agreement was completed on July 27, 2006.
     The Preferred Shares are immediately convertible at Ares’ discretion into 7,812,500 shares of our Common Stock, which would currently represent approximately 31.7% of the outstanding Common Stock on a post-conversion basis. Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.27% of the post-conversion shares outstanding.
     Other material terms of the Preferred Stock are as follows:
•	cumulative dividends of 5.00% per annum, payable semi-annually;

•	all dividends that would otherwise be payable through the fifth anniversary of issuance shall automatically be accelerated and paid in kind immediately prior to the occurrence of any of the following acceleration events:
•	liquidation

•	bankruptcy

•	closing of a public offering of Common Stock pursuant to an effective registration statement (except for Form S-4, solely for sales by third parties, or pursuant to Ares’ own registration rights agreement)

•	the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeds $14.40 per share

•	fundamental transaction, including a “group” (defined in the Securities Exchange Act of 1934, as amended (the Exchange Act)) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that results in the transfer of a majority of voting rights;
•	Ares can convert the Preferred Stock into Common Stock at any time at a conversion price of $9.60 per share, with conversion being calculated by taking the stated value (initially $100.00 per share) plus any amount added to stated value by way of dividends, then dividing by $9.60 to produce the number of shares of Common Stock issuable;

•	We can force a conversion into Common Stock following either (i) the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation;

•	after the fifth anniversary of issuance, we can redeem for cash equal to the liquidation preference;

•	upon a liquidation of WCA Waste, prior to any holder of Common Stock or other junior securities, Ares shall receive in cash the greater of (i) the stated value plus any amount added by way of dividends (accelerated to include a full five years) or (ii) the amount it would receive if all shares of Preferred Stock were converted into Common Stock (calculated to include dividends accelerated to include a full five years);

•	Ares can elect to treat any fundamental transaction (defined above) as a liquidation and receive its liquidation preference as described in the preceding bullet point. However, if common shares of another company are issued as consideration in a fundamental transaction, WCA Waste has the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Stock Market or listed on the New York Stock Exchange, the value of such shares is determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

•	The Preferred Stock voting as a separate class elects (i) two directors to our board of directors for so long as Ares continues to hold Preferred Stock representing at least 20% of our “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming Preferred Stock dividends accelerated to include a full five years), (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors below 10%;

•	The Preferred Stock voting as a separate class must approve (i) any alteration in its powers, preferences or rights, or in the certificate of designation, (ii) creation of any class of stock senior or pari passu with it, (iii) any increase in the authorized shares of Preferred Stock, and (iv) any dividends or distribution to Common Stock or any junior securities, except for pro rata dividends on Common Stock paid in Common Stock. These protective rights terminate on the first date on which there are outstanding less than 20% of the number of shares of Preferred Stock outstanding on the date the Preferred Stock is first issued; and

•	except for the election of directors and special approvals described above, the Preferred Stock votes on all matters and with the Common Stock on an as-converted basis.
     In connection with the issuance and sale of the Preferred Shares, we also entered into other agreements as contemplated by the Purchase Agreement, including a Stockholder’s Agreement, a Registration Rights Agreement, and a Management Rights Letter. The Purchase Agreement, the Stockholder’s Agreement, the Registration Rights Agreement, the Management Rights Letter and the Certificate of Designation pursuant to which the Preferred Shares were created, are described in our current report on Form 8-K filed on June 16, 2006.
Tax-Exempt Bonds
     In February 2006, we assumed $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition. We repaid $0.1 million of the assumed debt in June 2006.
Contractual Obligations
     There were no material changes outside of the ordinary course of our business during the three or six months ended June 30, 2006 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 16, 2006.
Cash Flows
     Cash provided by operations for the six months ended June 30, 2006 and 2005 was $18.3 million and $9.4 million, respectively. The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period. Other items impacting operating cash flows include depreciation and amortization as well as stock-based compensation, both of which were non-cash expenses.
     Cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $14.7 million and $61.1 million for the six months ended June 30, 2006 and 2005, respectively. Acquisitions of businesses accounted for $53.0 million of the decrease over the prior year period, partially offset by increased capital expenditures for normal operations.
     Cash provided by (used in) financing activities for the six months ended June 30, 2006 and 2005 was $(2.8) million and $54.1 million, respectively. Net cash provided by (used in) financing activities mainly includes borrowings under our credit facilities, repayments of debt, and financing costs associated with our credit facilities in all periods. Proceeds from financing during the six months ended June 30, 2005 include the net proceeds from the use of our credit facilities and seller notes.

     As of June 30, 2006, we had a working capital surplus of $6.2 million which had reduced by $0.5 million from a working capital surplus of $6.7 million as of December 31, 2005. The decrease can be attributed to timing differences in collection of receivables and payments of current liabilities. Our credit facility includes a “swing-line” feature, which monitors cash requirements or excesses on a daily basis. After meeting current working capital and capital expenditure requirements, our cash strategy is to use the available swing-line feature to maintain a minimum balance of cash and cash equivalents.
Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates in Note 7 to the financial statements included in Item 1 of this report and in Note 1(f), to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005. For a description of other significant accounting policies, see Note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005.
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At June 30, 2006, we owned eight MSW landfills and 12 C&D landfills. One MSW landfill and one C&D landfill are fully permitted but not constructed and have not yet commenced operations as of June 30, 2006.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of June 30, 2006, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of June 30, 2006, we have included 87 million cubic yards of expansion airspace with estimated development costs of approximately $68.4 million in our calculation of the rates used for the amortization of landfill costs.
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
     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
Number of landfills owned	20	19

Landfill depletion and amortization expense (in thousands)	$4,389	$6,956
Accretion expense (in thousands)	142	159
Closure and post-closure expense (in thousands)	150	—

	4,681	7,115

Airspace consumed (in thousands of cubic yards)	2,365	3,854

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.98	$1.85

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of business, we are exposed to market risk including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of floating rate LIBOR for a five-year fixed-rate of 4.885%. The swap was initially intended to be a hedge against interest payments under our various floating rate debt instruments. With the restructuring of our long-term debt in July 2006, the swap no longer qualified for hedge accounting. Accordingly, the changes in the unrealized value of the swap were reflected in the statement of operations for the quarter ended June 30, 2006. This swap position was terminated in July and we realized $4.0 million from the swap counter-party. Shortly thereafter, we entered into a new swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The intention of this swap agreement is to limit our exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt to enable the swap transaction to be considered a hedge. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have corresponding debt instruments that have floating rate debt, we will consider designating all or part of this swap agreement as a hedge. We did not enter into the interest rate swap agreements for trading purposes.
     After giving effect to the swap, as of June 30, 2006, we had approximately $14.9 million of debt outstanding that bears interest at variable or floating rates as compared to approximately $12.0 million as of December 31, 2005. We are primarily affected by changes in LIBOR rates. After giving effect to our interest rate swap agreement, if interest rates were to change by 100 basis points, or 1%, this would result in a corresponding change of $0.1 million in annual interest charges. In connection with the changes in our capital structure subsequent to June 30, 2006, we repaid all underlying debt that was floating rate debt. With the placement of a new swap agreement, we bear exposure to changes in LIBOR on $150 million. A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.5 million annually while a 100 basis point decrease in interest rates would result in $1.5 million in swap expense.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal control over financial reporting was included as part of our annual report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on March 16, 2006. KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report were included in Part II, Item 8 “Financial Statements and Supplementary Data” of the annual report on Form 10-K.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2006, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.
ITEM 1A. RISK FACTORS.
     In addition to the information contained elsewhere in this quarterly report, the following new or modified risk factors, along with the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2005, should be carefully considered by each individual in evaluating an investment in us. If any of the following risks or those risks included in our annual report on Form 10-K for the year ended December 31, 2005 were actually to occur, our business, results of operations and financial condition could be materially adversely affected. We may encounter risks in addition to those set forth below and in our annual report on Form 10-K for the year ended December 31, 2005. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operations, financial condition and prospects.
Risks Related to Our Acquisition Program
Our acquisition strategy has resulted and is expected to continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected.
     As of June 30, 2006, we had approximately $77.3 million of goodwill and other intangible assets, representing approximately 24.9% of our total assets. If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill. We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value. Any such charge would reduce our assets and earnings.
Risks Related to Our Operations and Corporate Organization
Our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.
     As of August 1, 2006, we had total indebtedness of $110.3 million (net of cash on hand and restricted cash of 57.5 million), representing approximately 39.5% of our total book capitalization. Our debt service obligations and restrictive covenants in our debt instruments could have important consequences. For example, they could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	diminish our ability to withstand a downturn in our business or the economy generally;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
     We are not prohibited under the indenture governing our senior notes from incurring additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above.
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
     Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our amended and restated certificate of incorporation and our amended and restated bylaws:
•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting to effect amendments by stockholders to provisions of our amended and restated bylaws;

•	limit who may call special meetings;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders meeting; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.
     We have also entered into a stockholder’s agreement with the holder of all of the outstanding shares of our Series A Convertible Pay-In-Kind Preferred Stock, which shares are currently convertible into approximately 31.9% of our outstanding common stock on a post-conversion basis, that requires the holder to vote such shares in favor of director nominees put forth by our board of directors and in the manner recommended by the board of directors if the vote is in connection with any fundamental transaction (including large acquisitions of our outstanding stock, replacement of more than one-half of our directors, mergers, tender offers and other events). The stockholder’s agreement also imposes numerous “standstill” restrictions and prohibitions on the holder’s transfer of any shares of preferred or common stock. These agreements could discourage or prevent a change in control or a potential takeover attempt and could adversely affect the market price of our common stock.
     In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total number of	Maximum number (or
	Total number	(b)	shares (or units)	approximate dollar value) of
	of shares	Average price paid	purchased as part of	shares (or units) that may
	(or units)	per share	publicly announced plans	yet be purchased under the
Period	purchased	(or unit)	or programs	plans or programs

April 1 – April 30, 2006	4,955 (1)	$6.79	—	—
May 1 – May 31, 2006	—	—	—	—
June 1 – June 30, 2006	—	—	—	—
Total	4,955 (1)	$6.79	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.
ITEM 5. OTHER INFORMATION.
Special Meeting of Stockholders
     We held a Special Meeting of Stockholders (the Special Meeting) on July 13, 2006 in Houston, Texas to approve the issuance of 750,000 shares of our Series A Convertible Pay-In-Kind Preferred Stock, par value $0.01 per share, pursuant to the Preferred Stock Purchase Agreement with Ares dated June 12, 2006.
     A total of 12,094,696 shares of our common stock were present at the Special Meeting in person or by proxy, which represented 72% of the outstanding shares of our common stock as of June 26, 2006, the record date for the Special Meeting.
     Stockholders approved the issuance of the Preferred Stock at the Special Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
12,056,366	38,330	—	—	—
2006 Annual Meeting of Stockholders
     We will hold our 2006 Annual Meeting of Stockholders on Friday, September 15, 2006 at 9:00 a.m., local time, at The Houstonian Hotel, Houston, Texas 77024.
     Pursuant to Rule 14a-8 under the Exchange Act, stockholders may present proper proposals for inclusion in our proxy statement and form of proxy and for consideration at the 2006 annual meeting of stockholders. In order for a stockholder proposal to be eligible for inclusion in the proxy statement and form of proxy for the 2006 annual meeting pursuant to Rule 14a-8(e) of the Exchange Act, the proposal must be received by our Secretary at One Riverway, Suite 1400, Houston, Texas 77056 a reasonable time prior to when we begin to print and mail our proxy materials for such meeting. Such proposals must meet all of the requirements of the SEC (including the requirements of Rule 14a-8) to be eligible for inclusion in our 2006 proxy materials. While our Board of Directors will consider stockholder proposals, we reserve the right to omit from our proxy statement and form of proxy stockholder proposals that we are not required to include under the Exchange Act, including Rule 14a-8.
     Alternatively, under our amended and restated bylaws, proposals of stockholders intended to be presented at the 2006 annual meeting that do not comply with the procedure mentioned above must be received by our Secretary at our principal executive office in Houston, Texas not more than 10 days following the first date that we publicly announce the date of the meeting, to be considered timely and must contain the information required by our amended and restated bylaws (set forth below) and Regulation 14A under the Exchange Act. We will not entertain any proposals at the annual meeting that do not meet these requirements. If the stockholder does not also comply with the requirements of Rule 14a-4(c)(2) of the Exchange Act, we may exercise discretionary voting authority under proxies we solicit to vote in accordance with our best judgment on any such stockholder proposal.
     Our amended and restated bylaws require any proposal to include the following information: (i) the nature of the proposed business with reasonable particularity, including the exact text of any proposal to be presented for adoption and any supporting statement, which proposal and supporting statement shall not in the aggregate exceed 500 words, and the stockholder’s reasons for conducting such business at the annual meeting, (ii) any material interest of the stockholder in such business, (iii) the name, principal occupation and record address of the stockholder, (iv) the class and number of our shares which are held of record or beneficially owned by the stockholder, (v) the dates upon which the stockholder acquired such shares of stock and documentary support for any claims of beneficial ownership, (vi) such other matters as may be required by our amended and restated certificate of incorporation, (vii) a representation that the stockholder is a holder of record of stock of WCA Waste entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, and (viii) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of a least the percentage of our outstanding capital stock required to approve or adopt the proposal and/or (b) otherwise to solicit proxies from stockholders in support of each proposal.
     Stockholders may contact our Secretary at our principal executive office in Houston, Texas for a copy of the relevant amended and restated bylaw provisions regarding the requirements for making stockholder proposals.
ITEM 6. EXHIBITS.
2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.2 above).

4.6	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.7*	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock.

4.8*	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate.

10.1	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank, as administrative agent, and the parties named therein as lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.2	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.3*	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank.

10.4	Preferred Stock Purchase Agreement dated as of June 12, 2006 by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.5*	Stockholder’s Agreement, dated July 27, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

10.6*	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

10.7*	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCA WASTE CORPORATION

By:	/S/ Charles A. Casalinova Charles A. Casalinova
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

By:	/S/ Kevin D. Mitchell Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)
Date: August 8, 2006

EXHIBIT INDEX
2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.2 above).

4.6	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.7*	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock.

4.8*	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate.

10.1	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank, as administrative agent, and the parties named therein as lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.2	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.3*	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank.

10.4	Preferred Stock Purchase Agreement dated as of June 12, 2006 by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.5*	Stockholder’s Agreement, dated July 27, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

10.6*	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

10.7*	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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