Form 10-Q
period 2006-09-30
WCA WASTE CORP
filed 2006-11-08
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-50808

WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0829917 (I.R.S. Employer Identification No.)

One Riverway, Suite 1400 Houston, Texas 77056	77056 (Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of November 7, 2006, there were 16,859,027 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,390	$678
Restricted cash	128	270
Accounts receivable, net of allowance for doubtful accounts of $720 (unaudited) and $1,190, respectively	17,893	16,127
Deferred tax assets	763	763
Prepaid expenses and other	5,021	4,728

Total current assets	80,195	22,566
Property and equipment, net of accumulated depreciation and amortization of $60,194 (unaudited) and $46,691, respectively	203,425	186,299
Goodwill, net	72,438	72,455
Intangible assets, net	4,806	5,041
Deferred financing costs, net	5,514	3,374
Restricted cash – debt service reserve fund	975	675
Other assets	630	1,128

Total assets	$367,983	$291,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,251	$6,284
Accrued liabilities and other	9,881	6,876
Accrued interest	3,649	389
Accrued closure and post-closure liabilities	11	286
Note payable	176	73
Current maturities of long-term debt	930	1,910

Total current liabilities	20,898	15,818

Long-term debt, less current maturities and discount	166,095	174,352
Interest rate swap	3,811	711
Accrued closure and post-closure liabilities	3,869	3,332
Deferred tax liabilities	7,016	5,618

Total liabilities	201,689	199,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.01 par value per share. Authorized 750 shares; issued and outstanding 750 and 0 shares, respectively (liquidation preference $96,006)	8	—
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,854 and 16,532 shares, respectively	169	165
Treasury stock	(174)	—
Additional paid-in capital	160,182	86,930
Retained earnings	6,109	5,043
Accumulated other comprehensive loss	—	(431)

Total stockholders’ equity	166,294	91,707

Total liabilities and stockholders’ equity	$367,983	$291,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$39,217	$29,498	$112,113	$81,435
Expenses:
Cost of services	25,176	18,908	71,646	52,596
Depreciation and amortization	4,898	3,846	14,235	10,297
General and administrative (including stock-based compensation of $258, $183, $819 and $320, respectively)	2,901	1,812	8,047	5,840

	32,975	24,566	93,928	68,733

Operating income	6,242	4,932	18,185	12,702
Other income (expense):
Interest expense, net	(3,893)	(2,734)	(12,173)	(6,613)
Write-off of deferred financing costs and debt discount	(3,240)	(14)	(3,240)	(1,308)
Net gain on terminated interest rate swap	276	—	3,980	—
Unrealized loss on interest rate swap	(3,811)	—	(3,811)	—
Other	31	14	104	27

	(10,637)	(2,734)	(15,140)	(7,894)

Income (loss) before income taxes	(4,395)	2,198	3,045	4,808
Income tax (provision) benefit	1,675	(873)	(1,314)	(1,893)

Net income (loss)	(2,720)	1,325	1,731	2,915
Accrued payment-in-kind dividend on preferred stock	(665)	—	(665)	—

Net income (loss) available to common stockholders	$(3,385)	$1,325	$1,066	$2,915

Earnings per share — basic and diluted	$(0.21)	$0.09	$0.07	$0.19

Weighted average shares outstanding — basic	16,378	15,362	16,353	15,343

Weighted average shares outstanding – diluted	16,378	15,385	16,373	15,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,731	$2,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,235	10,297
Stock-based compensation	819	320
Amortization of deferred financing costs and debt discount	507	416
Write-off of deferred financing costs and debt discount	3,240	1,308
Unrealized loss on interest rate swap	3,811	—
Deferred tax provision	1,314	1,893
Accretion expense for closure and post-closure obligations	213	114
Gain on sale of assets	(104)	(27)
Prepaid disposal usage	1,706	1,252
Cost of terminated acquisitions	214	18
Change in operating assets and liabilities:
Accounts receivable	(1,737)	(3,337)
Prepaid expenses and other	1,920	880
Accounts payable and other liabilities	5,079	(401)

Net cash provided by operating activities	32,948	15,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(3,818)	(54,917)
Proceeds from sale of fixed assets	123	34
Capital expenditures	(21,477)	(13,159)
Cost incurred on possible acquisitions	(61)	(540)

Net cash used in investing activities	(25,233)	(68,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	71,996	—
Proceeds from issuance of long-term debt, net of original purchase discount	145,758	127,500
Principal payments on long-term debt	(126,804)	(23,219)
Principal payments of note payable	(3,823)	(2,185)
Net change in revolving line of credit	(37,723)	(46,900)
Decrease in restricted cash	259	—
Equity transaction costs	(144)	—
Deferred financing costs	(1,522)	(2,245)

Net cash provided by financing activities	47,997	52,951

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,712	17
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	678	272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$56,390	$289

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,077	$5,928
Income taxes paid	290	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tables in thousands, except per share data)
1. BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
WCA Waste Corporation (together with its subsidiaries, WCA or the Company) is a vertically integrated, non-hazardous solid waste collection and disposal company.
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 16, 2006 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. The unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions.
New Accounting Pronouncements
FIN 48 — Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of Statement of Financial Accounting Standards No. 109) (FIN 48), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of assessing the provisions of FIN 48, but does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.
SFAS No. 157 — Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect its current accounting policies and procedures as well as its financial statements. The Company has not determined whether the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.
SAB 108 — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108),

which allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for the Company for its annual financial statement for the year ended December 31, 2006. The Company is currently in the process of evaluating the potential impacts of adopting SAB 108.
2. ACQUISITIONS
The Company completed one acquisition during the three months ended September 30, 2006. The acquisition of the Fort Myers transfer station from Waste Corporation of America, LLC was completed on August 10, 2006. WCA Waste Corporation was previously part of a corporate group that included Waste Corporation of America, LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. Total consideration for this acquisition, which was determined through an independent review of fair value, was approximately $3.5 million, consisting primarily of cash.
During the nine months ended September 30, 2006, the Company completed the acquisition of the Fort Myers transfer station discussed above as well as the acquisition of Transit Waste, LLC on February 10, 2006 from Waste Corporation of America, LLC. In that acquisition, the acquired operations include a municipal solid waste (MSW) landfill near Durango, Colorado and a collection operation in Bloomfield, New Mexico. Total consideration for the Transit Waste acquisition, which was determined through an independent review of fair value, was approximately $5.6 million, consisting of $0.4 million in cash and $5.2 million in debt assumed (net of $0.1 million of debt discount). On February 23, 2006, the Company repaid $1.3 million of the assumed debt.
The purchase price for these transactions has been allocated to the identifiable tangible assets acquired and liabilities assumed based on their estimated fair values at the time of acquisitions. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.
The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition date. The acquisitions were not significant (within the meaning of Regulation S-X) to the Company as a whole.
Based on the preliminary assessments of the aggregate values for these acquisitions, the Company reflected landfill cost of $2.8 million, other fixed assets of $6.6 million and net working capital of $(0.3) million.
Subsequently, on October 2, 2006, the Company acquired the membership interests of St. Lucie, LLC from Waste Corporation of America, LLC for $1.8 million in cash. St. Lucie, LLC was a wholly-owned subsidiary of Waste Corporation of America, LLC. The acquisition includes a transfer station near St. Lucie, Florida.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Revenue	$33,439	$93,833
Net income	1,966	3,778
Per share data:
Net income — basic and diluted	$0.13	$0.24

3. STOCK-BASED COMPENSATION
Upon the completion of its initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan, as amended and restated, authorizes the issuance of up to 2,250,000 shares. As of September 30, 2006, there were approximately 1,070,573 remaining shares authorized for issuance.
During the three and nine months ended September 30, 2006, 45,751 and 357,619 restricted shares of the Company’s common stock, respectively, were granted to certain officers and key employees with an aggregate market value of $0.3 million and $2.6 million on the grant dates, respectively. The value of the restricted shares was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet. The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.
The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Grant-Date	Contractual Term		Grant-Date	Contractual Term
	Shares	Fair Value	(years)	Shares	Fair Value	(years)
Unvested at beginning of period	436	$7.97		204	$9.50
Granted	46	6.75		358	7.26
Vested	(1)	8.07		(79)	9.39
Forfeited	(6)	7.27		(8)	7.54

Unvested at September 30, 2006	475	$7.86	5.02	475	$7.86	5.02

Prior to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant. The following table presents the effect on the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,325	$2,915
Stock-based compensation expense on granted options pursuant to SFAS 123, net of tax	(108)	(321)

Net income, pro forma	$1,217	$2,594

Earnings per share – basic and diluted:
As reported	$0.09	$0.19
Pro forma	$0.08	$0.17
In accordance with SFAS No. 123, the fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

2005
Risk-free interest rate	3.44%
Volatility factor of stock price	0.35
Dividends	—
Option life	4 years
Calculated fair value per share	$3.35

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. No compensation expense was recorded associated with outstanding stock options during the first nine months of 2006 as all outstanding options were fully vested prior to January 1, 2006.
The following table reflects the Company’s option activity for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(years)	Shares	Exercise Price	(years)
Outstanding at beginning of period	640	$9.52		644	$9.52
Forfeitures	—	—		(4)	9.50

Outstanding at September 30, 2006	640	$9.52	7.75	640	$9.52	7.75

4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible preferred stock and convertible debt. The detail of the earnings per share calculations for net income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(2,720)	$1,325	$1,731	$2,915
Accrued payment-in-kind dividend on preferred stock	(665)	—	(665)	—

Net income (loss) available to common stockholders	$(3,385)	$1,325	$1,066	$2,915

Denominator:
Weighted average basic shares outstanding	16,378	15,362	16,353	15,343
Dilutive effect of options and warrants	—	—	—	4
Dilutive effect of restricted share issuances	—	23	20	35

Weighted average diluted shares outstanding	16,378	15,385	16,373	15,382

Earnings per share:
Basic	$(0.21)	$0.09	$0.07	$0.19
Diluted	$(0.21)	$0.09	$0.07	$0.19
Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options and warrants	640	649	640	15
Restricted shares	475	—	128	—
Convertible preferred stock	7,882	—	7,882	—
Convertible debt	636	636	636	636

	9,633	1,285	9,286	651

     5. LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt and notes payable are as follows:

	September 30,	December 31,
	2006	2005
Senior Notes, with interest rate of 9.25%, due in July 2014	$150,000	$—
Term B Loan, principal payable $250,000 per quarter, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	—	99,250
Second Lien Credit Agreement, variable interest rate based on LIBOR plus a margin (10.72% at December 31, 2005)	—	25,000
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	—	37,723
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.89% and 8.94% weighted average rate at September 30, 2006 and December 31, 2005, respectively)	9,165	6,480
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.53% at September 30, 2006	1,172	506

Note payable, with interest rate of 5%, due in January 2010	160	200

Seller note, with interest rate of 6%, due in May 2006	—	444

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	167,497	176,603
Less: Debt discount	(472)	(341)
Less: Current portion	(930)	(1,910)

	$166,095	$174,352

As of September 30, 2006, the Company had $175 million in total capacity under its credit facility, of which none was outstanding under the revolving line of credit and $9.9 million in other letters of credit issued, leaving $165.1 million in availability. See further discussions under Bank Credit Facility below.
9.25% Senior Notes Due 2014
On July 5, 2006, the Company issued $150 million aggregate principal amount of 9.25% senior notes due 2014. The net proceeds of the offering were $145.8 million after deducting initial purchasers’ discounts of $3.75 million and other issuance costs. The proceeds were applied as follows: $21.5 million to outstanding borrowings on the Company’s revolving note payable, $99.0 million to debt outstanding under the Company’s first lien credit facility, and $25.3 million to debt outstanding under the Company’s second lien credit facility which included $0.3 million of prepayment premium associated with the second lien notes. The Company wrote off $3.2 million of deferred financing costs and debt discount associated with the repayment and retirement of its first and second lien credit agreements. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006, with the following redemption provisions:
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

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	1.500	—	0.250
Equal to or greater than 3.0 and less than 3.5x	1.750	0.250	0.250
Equal to or greater than 3.5 and less than 4.0x	2.000	0.500	0.250
Equal to or greater than 4.0 and less than 4.5x	2.250	0.750	0.375
Equal to or greater than 4.5x	2.500	1.000	0.500
6. INTEREST RATE SWAP / COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,720)	$1,325	$1,731	$2,915
Change in accumulated income (loss) in interest rate swap, net of tax of $0 and $280, respectively	—	—	431	—

Comprehensive income (loss)	$(2,720)	$1,325	$2,162	$2,915

The Company previously entered into an interest rate swap agreement to mitigate its exposure to interest rate risk associated with its floating rate borrowings. With the repayment of the Company’s outstanding floating rate debt instruments in July 2006, the interest rate swap no longer qualified for hedge accounting as of June 30, 2006 as the future floating rate interest payments were no longer probable. As a result, the Company recognized in earnings, the unrealized gain (loss) related to the fair value of the swap, which was previously recorded as a component of accumulated other comprehensive loss. On July 5, 2006, the swap agreement was terminated resulting in a payment of $4.0 million from the swap counter- party. Therefore, the Company recorded a $3.7 million unrealized gain in the second quarter of 2006 for the fair value of the swap agreement as of June 30, 2006. During the quarter ended September 30, 2006, the Company realized the entire gain of $4.0 million related to the interest rate swap agreement, with an additional $0.3 million recognized in earnings during the quarter.
On July 7, 2006, the Company entered into a new interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The Company did not enter into the interest rate swap agreements for trading purposes. The swap agreement was intended to limit the Company’s exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge. As of September 30, 2006, the Company recorded $3.8 million of unrealized loss related to the interest rate swap in the accompanying condensed consolidated statements of operations.
7. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At September 30, 2006, the Company owned 20 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2006.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At September 30, 2006, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
Closure and Post-Closure Obligations
The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for MSW facilities and up to five years for construction and demolition (C&D) facilities.
The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.
The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2005 to September 30, 2006:

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2005	$127,758	$3,618
Capital expenditures	9,437	—
Amortization expense	(6,673)	—
Obligations incurred and capitalized	338	338
Interest accretion	—	213
Acquisitions and other adjustments	2,663	(289)

September 30, 2006	$133,523	$3,880

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2006	2005
Recorded amounts:
Current portion	$11	$286
Noncurrent portion	3,869	3,332

Total recorded	$3,880	$3,618

The Company’s total anticipated cost for closure and post-closure activities is $103.5 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $17.7 million and $14.0 million at September 30, 2006 and December 31, 2005, respectively.
8. INCOME TAXES
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the nine months ended September 30, 2006 based upon the Company’s anticipated 2006 annual effective income tax rate of 43.2% as compared to 39.4% for the nine months ended September 30, 2005. Such rate differs from the statutory rate of 35% due to state income taxes and estimates of non-deductible expenses. The 2006 rate reflects the impact of certain non-deductible expenses, while projected current year pre-tax earnings are lower than prior periods.
9. STOCKHOLDERS’ EQUITY
During the nine months ended September 30, 2006, the Company issued 349,877 restricted shares, net of forfeitures, under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. These shares vest over periods ranging from one to ten years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2005 to September 30, 2006:

						Accumulated
				Additional		Other
	Preferred	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
December 31, 2005	$—	$165	$—	$86,930	$5,043	$(431)	$91,707
Net income	—	—	—	—	1,731	—	1,731
Issuance of preferred stock, net of issuance costs of $3,004	8	—	—	71,988	—	—	71,996
Accrued payment-in-kind dividend on preferred stock	—	—	—	665	(665)	—	—
Issuance of common stock	—	—	—	52	—	—	52
Gecko holdback settlement	—	—	(174)	—	—	—	(174)
Issuance of restricted shares to employees	—	4	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	819	—	—	819
Repurchase of common shares	—	—	—	(124)	—	—	(124)
Equity transaction costs	—	—	—	(144)	—	—	(144)
Change in accumulated other comprehensive income (loss) in interest rate swap, net of tax	—	—	—	—	—	431	431

September 30, 2006	$8	$169	$(174)	$160,182	$6,109	$—	$166,294

Convertible Preferred Stock Issuance
On July 13, 2006, the Company’s shareholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (Ares). The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the new credit facility. Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.0 million. The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.
The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder. The preferred shareholder holds certain preferential rights, including the appointment of two directors.
10. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Collection:
Residential	$6,288	$4,786	$18,209	$13,686
Commercial	4,114	3,596	11,821	10,307
Roll-off	11,777	9,857	33,911	27,077

Total Collection	22,179	18,239	63,941	51,070

Disposal	16,028	12,687	45,985	35,213
Less: Intercompany	(5,688)	(4,867)	(16,533)	(13,276)

Disposal, net	10,340	7,820	29,452	21,937

Transfer and other	10,258	6,226	28,738	15,977
Less: Intercompany	(3,560)	(2,787)	(10,018)	(7,549)

Transfer and other, net	6,698	3,439	18,720	8,428

Total Revenue	$39,217	$29,498	$112,113	$81,435

The following table reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one MSW landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, Colorado, New Mexico, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
Three months ended September 30, 2006:
Revenue	$12,507	8,089	3,534	2,751	5,674	6,662	—	39,217
Depreciation and amortization	1,209	836	439	412	784	1,126	92	4,898
Capital expenditures	2,060	1,385	860	1,055	692	952	119	7,123
Capital expenditures (Acquisitions)	—	—	—	—	4,024	—	12	4,036
Three months ended September 30, 2005:
Revenue	$11,704	6,361	3,317	2,929	—	5,187	—	29,498
Depreciation and amortization	1,260	708	500	490	—	851	37	3,846
Capital expenditures	1,434	1,559	409	313	—	1,662	97	5,474
Capital expenditures (Acquisitions)	(76)	—	—	191	—	253	—	368

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
Nine months ended September 30, 2006:
Revenue	$36,946	22,670	10,222	8,393	15,463	18,419	—	112,113
Depreciation and amortization	3,622	2,374	1,289	1,273	2,125	3,295	257	14,235
Capital expenditures	4,878	2,768	1,616	2,166	3,329	3,925	2,795	21,477
Capital expenditures (Acquisitions)	(173)	—	—	—	4,105	5,392	12	9,336
Nine months ended September 30, 2005:
Revenue	$33,144	18,797	9,300	5,660	—	14,534	—	81,435
Depreciation and amortization	3,493	2,022	1,384	947	—	2,353	98	10,297
Capital expenditures	4,309	2,918	1,233	685	—	3,771	243	13,159
Capital expenditures (Acquisitions)	12,835	—	—	41,369	—	253	—	54,457
Total assets:
September 30, 2006	$67,553	32,922	28,010	46,354	67,113	47,800	78,231	367,983
December 31, 2005	64,623	32,222	27,867	45,784	62,048	40,842	18,152	291,538
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
Except as described above and for routine litigation incidental to the Company’s business that is not currently expected to have a material adverse effect upon its financial condition, results of operations or prospects, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject. While management believes a majority of the Company’s present routine litigation is covered by insurance, subject to deductibles and the self-insured portion (as described below), no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company or that the Company’s insurance coverage would be adequate.
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
No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. The Company is self insured for a portion of its general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of the costs of services. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 16, 2006. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis .
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous construction/demolition, industrial and municipal solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of September 30, 2006, we served approximately 229,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Tennessee and Texas. We currently own and/or operate 20 landfills and 23 transfer stations/materials recovery facilities (MRFs). We serve our customers through these operations and our 24 collection operations. Of these facilities, three transfer stations, two landfills are fully permitted but not yet opened, and two transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
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
     We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility entered into in July 2006. We may also issue shares of common stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through October 31, 2006, we have completed 20 acquisitions. The purchase price for these acquisitions consisted of $131.1 million of cash, $4.5 million of convertible debt, $17.0 million of assumed debt (net of $0.6 million of debt discount), $5.6 million of assumed deferred tax liabilities and 1,737,852 shares of our common stock.
     During the three months ended September 30, 2006, we completed the acquisition of the Fort Myers transfer station from Waste Corporation of America, LLC. We were previously part of a corporate group that included Waste Corporation of America, LLC. The two companies maintain certain other relationships and have certain common officers, directors and owners. Total consideration for the Fort Myers acquisition included $3.5 million, consisting primarily of cash. During the nine months ended September 30, 2006, we completed the acquisitions of Transit Waste, LLC and the Fort Myers transfer station from Waste Corporation of America, LLC. Total consideration for these two acquisitions included $3.9 million of cash and $5.2 million of debt assumed (net of $0.1 million of debt discount). Subsequently, we repaid $1.3 million of the assumed debt associated with the Transit Waste acquisition. Additionally, on October 2, 2006, we acquired the membership interests of St. Lucie, LLC from Waste Corporation of America, LLC for $1.8 million in cash. St. Lucie, LLC was a wholly-owned subsidiary of Waste Corporation of America, LLC. The acquisition consisted of a transfer station near St. Lucie, Florida. Information concerning certain of our acquisitions may be found in our previously filed periodic and current reports and in Note 2 to the financial statements included in Item 1 of this report.
     The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Completion Date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
Fort Meade Landfill	Ft. Meade, FL	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station	Ft. Myers, FL	August 10, 2006	Transfer Station
St. Lucie, LLC	St. Lucie, FL	October 2, 2006	Transfer Station
     After an acquisition is completed, we incur integration expenses related to (i) incorporating newly acquired truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
Recent Events
     In March 2006, our board of directors approved a set of resolutions delegating to a special committee authority to review and evaluate a variety of strategic alternatives, including the proposals that were later received and resulted in the Preferred Stock Purchase Agreement and the capital plan described below. On June 14, 2006, we announced a capital plan approved by the special committee that was intended to, among other things, refinance our existing senior secured debt and provide additional capital for execution of our acquisition program. In connection with the capital plan, we completed the following transactions during the three months ended September 30, 2006:
•	Senior notes — The private placement of $150 million of 9.25% senior unsecured notes due 2014 that closed on July 5, 2006. The proceeds from this offering were utilized to retire or pay down our existing borrowings;

•	Senior secured credit facility — A new $175 million senior secured credit facility led by Comerica Bank, $150 million of which is subject to fixed-rate swap at 5.64% (plus the applicable margins), which closed on July 5, 2006. In connection with entering into the new facility, we paid our obligations under and terminated our first and second lien credit arrangements with Wells Fargo Bank and other lenders. In connection with the termination of the second lien credit agreement we paid a $250,000 prepayment premium; and

•	Preferred Stock — The issuance of $75 million in convertible preferred stock. The preferred stock is convertible into our common stock at $9.60 per share and carries a 5% PIK dividend. This transaction closed on July 27, 2006.
     Please read “—Liquidity and Capital Resources” for more information on each of these transactions.

General Review of Results for the Three and Nine Months Ended September 30, 2006
     Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Revenues are generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Our internalization for the three and nine months ended September 30, 2006 was 76.3% and 76.6%, respectively.
     The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Collection:	45.8%	49.1%	46.1%	50.0%
Disposal	33.1%	34.1%	33.2%	34.4%
Transfer and other	21.1%	16.8%	20.7%	15.6%

Total Uneliminated Revenue	100.0%	100.0%	100.0%	100.0%

     The following table reflects our total revenue by source for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Collection:
Residential	$6,288	$4,786	$18,209	$13,686
Commercial	4,114	3,596	11,821	10,307
Roll-off	11,777	9,857	33,911	27,077

Total Collection	22,179	18,239	63,941	51,070

Disposal	16,028	12,687	45,985	35,213
Less: Intercompany	(5,688)	(4,867)	(16,533)	(13,276)

Disposal, net	10,340	7,820	29,452	21,937

Transfer and other	10,258	6,226	28,738	15,977
Less: Intercompany	(3,560)	(2,787)	(10,018)	(7,549)

Transfer and other, net	6,698	3,439	18,720	8,428

Total Revenue	$39,217	$29,498	$112,113	$81,435

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
     Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA. EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including gains (losses) on interest rate swap agreements as well as write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization. We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items is not relevant to our ongoing operations. We also use these same measures when evaluating potential acquisition candidates.
     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt and the impact of our interest rate swap agreements) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within our operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others concerning our financial performance.
     The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total EBITDA	$11,171	$8,792	$32,524	$23,026
Depreciation and amortization	(4,898)	(3,846)	(14,235)	(10,297)
Interest expense, net	(3,893)	(2,734)	(12,173)	(6,613)
Write-off of deferred financing costs and debt discount	(3,240)	(14)	(3,240)	(1,308)
Net gain on terminated interest rate swap	276	—	3,980	—
Unrealized loss on interest rate swap	(3,811)	—	(3,811)	—
Income tax (provision) benefit	1,675	(873)	(1,314)	(1,893)
Accrued payment-in-kind dividend on preferred stock	(665)	—	(665)	—

Net income (loss) available to common stockholders	$(3,385)	$1,325	$1,066	$2,915

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

Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     The following table sets forth items in our condensed consolidated statements of operations and as a percentage of revenues for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
Revenue	$39,217	100.0%	$29,498	100.0%
Expenses:
Cost of services	25,176	64.2	18,908	64.1
Depreciation and amortization	4,898	12.5	3,846	13.1
Stock-based compensation	258	0.7	183	0.6
Other general and administrative	2,643	6.7	1,629	5.5

Operating income	6,242	15.9	4,932	16.7
Interest expense, net	(3,893)	(9.9)	(2,734)	(9.3)
Write-off of deferred financing costs and debt discount	(3,240)	(8.3)	(14)	(0.0)
Net gain on terminated interest rate swap	276	0.7	—	—
Unrealized loss on interest rate swap	(3,811)	(9.7)	—	—
Other income, net	31	0.1	14	0.0
Income tax (provision) benefit	1,675	4.3	(873)	(2.9)
Accrued payment-in-kind dividend on preferred stock	(665)	(1.7)	—	—

Net income (loss) available to common stockholders	$(3,385)	(8.6)%	$1,325	4.5%

     Revenue. Total revenue for the three months ended September 30, 2006 increased $9.7 million, or 32.9%, to $39.2 million from $29.5 million for the three months ended September 30, 2005. Acquisitions since October 2005 contributed $5.7 million of the increase while internal volume growth contributed $1.8 million, operational price increases contributed $1.2 million, and pricing from fuel surcharges added $1.0 million.
     Cost of services. Total cost of services for the three months ended September 30, 2006 increased $6.3 million, or 33.1%, to $25.2 million from $18.9 million for the three months ended September 30, 2005. Increases in labor, insurance, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since October 2005. Fuel costs increased as a percentage of revenue from 6.8% for the three months ended September 30, 2005 to 6.9% for the three months ended September 30, 2006. While our fuel surcharges continue to cover a portion of the increase in fuel costs, fuel costs have a dilutive effect on operating margins. In addition, we incurred a $0.4 million charge during the quarter related to damage caused by a third party blasting rock near one of our landfills. We are currently seeking restitution for our costs.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2006 increased $1.1 million, or 27.4%, to $4.9 million from $3.8 million for the three months ended September 30, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.
     Stock-based compensation. The stock-based compensation expense during the three months ended September 30, 2006 and 2005 relates to earned compensation associated with restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the three months ended September 30, 2006 increased $1.0 million, or 62.2%, to $2.6 million from $1.6 million for the three months ended September 30, 2005. The increase is primarily attributable to increased payroll-related costs, legal fees and office administrative expenses as well as the write-off of acquisition costs during the quarter.

     Interest expense, net. Interest expense, net for the three months ended September 30, 2006 increased $1.2 million, or 42.4%, to $3.9 million from $2.7 million for the three months ended September 30, 2005. The increase relates to the higher average interest rate and the higher average debt balance outstanding as a result of debt assumed in connection with acquisitions as well as the issuance of our 9.25% senior notes in July 2006. Our average borrowing rate increased from 7.11% at September 30, 2005 to 9.29% at September 30, 2006 mainly due to the higher interest rate associated with our senior notes.
     Write-off of deferred financing costs and debt discount. The $3.2 million write-off of deferred financing costs and debt discount reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.
     Net gain on terminated interest rate swap. With the restructuring of our long-term debt and the termination of the interest rate swap in July 2006, we realized $4.0 million from the swap counter-party. We recorded a $3.7 million unrealized gain in the second quarter of 2006 for the fair value of the swap agreement as of June 30, 2006. During the quarter ended September 30, 2006, we realized the entire gain of $4.0 million related to the interest rate swap agreement, with an additional $0.3 million recognized in earnings during the quarter. Please read Note 6 to the financial statements included in Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information.
     Unrealized loss on interest rate swap. The $3.8 million loss is attributable to the recognition of the unrealized loss as of September 30, 2006 of the new interest rate swap agreement we entered into in July 2006. At the time the swap was entered, there was no offsetting floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have corresponding debt instruments that have floating rate debt, we will consider designating all or part of this swap agreement as a hedge. Please read Note 6 to the financial statements included in Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information on the new swap agreement entered into in July 2006.
     Income tax (provision) benefit. Income tax (provision) benefit for the three months ended September 30, 2006 as a percentage of pre-tax loss was 38.1% as compared to 39.7% of pre-tax income for the three months ended September 30, 2005. The rate in the current year period adjusts the projected year-to-date rate to approximately 43.2%. The increase in the rate reflects the impact of permanent items on the projected current year pre-tax income.
     Accrued payment-in-kind dividend on preferred stock. The $0.7 million relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from its date of issuance (July 27, 2006) to September 30, 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     The following table sets forth items in our condensed consolidated statements of operations and as a percentage of revenues for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended September 30,
	2006		2005
Revenue	$112,113	100.0%	$81,435	100.0%
Expenses:
Cost of services	71,646	63.9	52,596	64.6
Depreciation and amortization	14,235	12.7	10,297	12.6
Stock-based compensation	819	0.7	320	0.4
Other general and administrative	7,228	6.5	5,520	6.8

Operating income	18,185	16.2	12,702	15.6

Interest expense, net	(12,173)	(10.9)	(6,613)	(8.1)
Write-off of deferred financing costs and debt discount	(3,240)	(2.9)	(1,308)	(1.6)

	Nine Months Ended September 30,
	2006		2005
Net gain on terminated interest rate swap	3,980	3.6	—	—
Unrealized loss on interest rate swap	(3,811)	(3.4)	—	—
Other income, net	104	0.1	27	0.0
Income tax provision	(1,314)	(1.2)	(1,893)	(2.3)
Accrued payment-in-kind dividend on preferred stock	(665)	(0.6)	—	—

Net income available to common stockholders	$1,066	0.9%	$2,915	3.6%

     Revenue. Total revenue for the nine months ended September 30, 2006 increased $30.7 million, or 37.7%, to $112.1 million from $81.4 million for the nine months ended September 30, 2005. Acquisitions since October 2005 contributed $19.5 million of the increase while internal volume growth contributed $5.3 million, operational price increases contributed $3.1 million, and pricing from fuel surcharges added $2.8 million.
     Cost of services. Total cost of services for the nine months ended September 30, 2006 increased by 36.2% to $71.6 million from $52.6 million for the nine months ended September 30, 2005. While cost of services increased in total, they have decreased to 63.9% of revenue from 64.6% during the same period last year. Increases in labor, insurance, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since October 2005. Reductions in operating costs as a percentage of revenue were achieved due to the fact that certain licenses and fees, landfill site expenses and field administrative costs are semi-fixed and do not increase proportionally with increases in revenue. These improvements were partially offset by fuel costs that increased as a percentage of revenue from 6.2% for the nine months ended September 30, 2005 to 6.7% for the nine months ended September 30, 2006. While our fuel surcharges continue to cover a portion of the increase in fuel costs, fuel costs have a dilutive effect on operating margins. In addition, we incurred a $0.4 million charge this year related to damage caused by a third party blasting rock near one of our landfills. We are currently seeking restitution for our costs.
     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 increased $3.9 million, or 38.2%, to $14.2 million from $10.3 million for the nine months ended September 30, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volumes.
     Stock-based compensation. The stock-based compensation expense during the nine months ended September 30, 2006 and 2005 relates to earned compensation associated with restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan.
     Other general and administrative. Total other general and administrative expense for the nine months ended September 30, 2006 increased $1.7 million, or 30.9%, to $7.2 million from $5.5 million for the nine months ended September 30, 2005. The increase is primarily attributed to increases in payroll-related costs, insurance costs and the write-off of acquisition costs, partially offset by a reduction in legal expenses.
     Interest expense, net. Interest expense, net for the nine months ended September 30, 2006 increased $5.6 million, or 84.1%, to $12.2 million from $6.6 million for the same period in 2005. The increase relates to the higher average interest rate and the higher average debt balance outstanding as a result of additional borrowings under our credit facilities, primarily to fund acquisitions, seller notes issued and debt assumed in connection with acquisitions, as well as the issuance of our 9.25% senior notes in July 2006. Our average borrowing rate increased from 7.11% at September 30, 2005 to 9.29% at September 30, 2006 mainly due to the higher interest rate associated with our senior notes.
     Write-off of deferred financing costs and debt discount. The $3.2 million write-off of deferred financing costs and debt discount in 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006. The $1.3 million write-off in 2005 is related to the restructuring of our credit facility in April 2005 as well as the repayment of our Environmental Facilities Revenue Bonds in June 2005.
     Net gain on terminated interest rate swap. With the restructuring of our long-term debt and the termination of the interest rate swap in July 2006, we realized $4.0 million from the swap counter-party. We recorded a $3.7 million unrealized gain in the second quarter of 2006 for the fair value of the swap agreement as of June 30, 2006. During the quarter ended September 30, 2006, we realized the entire gain of $4.0 million related to the interest rate swap agreement, with an additional $0.3 million recognized in earnings during the quarter. Please read Note 6 to the financial statements included in Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information.
     Unrealized loss on interest rate swap. The $3.8 million loss is attributable to the recognition of the unrealized loss as of September 30, 2006 of the new interest rate swap agreement we entered into in July 2006. At the time the swap was entered, there was no offsetting floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have corresponding debt instruments that have floating rate debt, we will consider designating all or part of this swap agreement as a hedge. Please read Note 6 to the financial statements included in Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this quarterly report for more information on the new swap agreement entered into in July 2006.
     Income tax provision. Income tax provision for the nine months ended September 30, 2006 as a percentage of pre-tax income was 43.2% as compared to 39.4% for the nine months ended September 30, 2005. The rate in the current year period reflects the projected full year tax rate.
     Accrued payment-in-kind dividend on preferred stock. The $0.7 million relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from its date of issuance (July 27, 2006) to September 30, 2006.
Liquidity and Capital Resources
     Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future. Our planned acquisition strategy also requires significant capital. We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our new credit facility. Additionally, our acquisitions may use seller notes, equity issuances and debt financings. We expect these sources will be adequate to fund our future capital needs and acquisition strategy for the foreseeable future.
     In 2006, we began a process of reviewing our overall capital structure. During July 2006, we implemented a new capital plan consisting of the issuance of $150 million of new unsecured senior notes, a new revolving credit facility and the issuance of convertible preferred stock as described below. As a result of the implementation of the capital plan, as of September 30, 2006, we had $167.5 million in debt and $57.5 million in cash on hand and restricted cash, resulting in net debt of $110.0 million. With equity at $166.3 million as of September 30, 2006, we had a net debt-to-total capitalization ratio of 39.8% as of that date.
     As of September 30, 2006, we had total outstanding long-term debt of approximately $167.5 million, consisting primarily of $150 million of senior notes, $7.0 million of various seller notes and approximately $10.3 million of assumed debt associated with acquisitions. This represented a reduction of $9.1 million over our total debt outstanding as of December 31, 2005. The decrease in outstanding debt since December 31, 2005 was due primarily to the repayment of approximately $162 million related to the old credit agreements, partially offset by the issuance of $150 million of senior notes and debt assumed in connection with the Transit Waste acquisition. The old credit agreements were repaid with proceeds from the issuance of senior notes and convertible preferred stock in July 2006 as discussed below. As of September 30, 2006, we had approximately $9.9 million in letters of credit issued under our new credit facility, leaving $165.1 million in availability under the facility.
     9.25% Senior Notes Due 2014
     On July 5, 2006, we issued $150 million aggregate principal amount of 9.25% senior notes due 2014. The net proceeds of the offering were $145.8 million after deducting $3.75 million in initial purchasers’ discounts and other issuance costs. The proceeds were applied to certain debt outstanding under our first and second lien credit facilities as well as outstanding borrowings on the revolving note payable. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006 with the following redemption provisions:
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
     Private Placement of Preferred Stock
     On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the Purchase Agreement) with Ares Corporate Opportunities Fund II L.P. (Ares), which provided for us to issue and sell 750,000 shares (Preferred Shares) of Series A Convertible Preferred Stock, par value $0.01 per share (Preferred Stock), to Ares. The purchase price per Preferred Share was $100.00, for an aggregate purchase price of $75 million. The Preferred Stock is convertible into our common stock, par value $0.01 per share (Common Stock), at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually. The closing of the sale and issuance of the full amount of Preferred Shares pursuant to the Purchase Agreement was completed on July 27, 2006.
     The Preferred Shares are immediately convertible at Ares’ discretion into 7,812,500 shares of our Common Stock, which would currently represent approximately 31.7% of the outstanding Common Stock on a post-conversion basis. Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.3% of the post-conversion shares outstanding.
     Other material terms of the Preferred Stock are as follows:
•	all dividends that would otherwise be payable through the fifth anniversary of issuance shall automatically be accelerated and paid in kind immediately prior to the occurrence of any of the following acceleration events:
•	liquidation

•	bankruptcy

•	closing of a public offering of Common Stock pursuant to an effective registration statement (except for Form S-4, solely for sales by third parties, or pursuant to Ares’ own registration rights agreement)

•	the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeds $14.40 per share

•	fundamental transaction, including a “group” (defined in the Securities Exchange Act of 1934, as amended (the Exchange Act)) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that results in the transfer of a majority of voting rights;
•	Ares can convert the Preferred Stock into Common Stock at any time at a conversion price of $9.60 per share, with conversion being calculated by taking the stated value (initially $100.00 per share) plus any amount added to stated value by way of dividends, then dividing by $9.60 to produce the number of shares of Common Stock issuable;

•	We can force a conversion into Common Stock following either (i) the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation;

•	after the fifth anniversary of issuance, we can redeem for cash equal to the liquidation preference;

•	after the fifth anniversary of issuance, we can pay dividend in cash at our discretion;

•	upon a liquidation of WCA Waste, prior to any holder of Common Stock or other junior securities, Ares shall receive in cash the greater of (i) the stated value plus any amount added by way of dividends (accelerated to include a full five years) or (ii) the amount it would receive if all shares of Preferred Stock were converted into Common Stock (calculated to include dividends accelerated to include a full five years);

•	Ares can elect to treat any fundamental transaction (defined above) as a liquidation and receive its liquidation preference as described in the preceding bullet point. However, if common shares of another company are issued as consideration in a fundamental transaction, WCA Waste has the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Stock Market or listed on the New York Stock Exchange, the value of such shares is determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

•	the Preferred Stock voting as a separate class elects (i) two directors to our board of directors for so long as Ares continues to hold Preferred Stock representing at least 20% of our “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming Preferred Stock dividends accelerated to include a full five years), (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors below 10%;

•	the Preferred Stock voting as a separate class must approve (i) any alteration in its powers, preferences or rights, or in the certificate of designation, (ii) creation of any class of stock senior or pari passu with it, (iii) any increase in the authorized shares of Preferred Stock, and (iv) any dividends or distribution to Common Stock or any junior securities, except for pro rata dividends on Common Stock paid in Common Stock. These protective rights terminate on the first date on which there are outstanding less than 20% of the number of shares of Preferred Stock outstanding on the date the Preferred Stock is first issued; and

•	except for the election of directors and special approvals described above, the Preferred Stock votes on all matters and with the Common Stock on an as-converted basis.
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
Tax-Exempt Bonds
     In February 2006, we assumed $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition. We repaid $0.1 million of the assumed debt in June 2006. As of September 30, 2006, including bonds assumed in prior acquisitions, we had $9.2 million of tax-exempt bonds outstanding.
Contractual Obligations
     Other than the financing transactions in July 2006 discussed in “Liquidity and Capital Resources” above, there were no material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2006 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 16, 2006.

Cash Flows
     Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $32.9 million and $15.6 million, respectively. The changes in cash flows from operating activities are primarily due to changes in the components of working capital from period to period as well as the realization of $4.0 million from the termination of the previous swap agreement. Other items impacting operating cash flows include depreciation and amortization, write-off of deferred financing costs and debt discount, unrealized loss on interest rate swap, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses.
     Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $25.3 million and $68.1 million for the nine months ended September 30, 2006 and 2005, respectively. The prior year amounts reflect significantly higher expenditures for acquisitions than the current year amounts.
     Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $48.0 million and $53.0 million, respectively. Net cash provided by financing activities mainly includes the issuance of Preferred Stock, the issuance of our senior notes, borrowings under our credit facilities, repayments of debt, and financing costs associated with our credit facilities in all periods. Proceeds from financing during the nine months ended September 30, 2006 included the net proceeds from the issuance of Preferred Stock and our senior notes. Proceeds from financing during the nine months ended September 30, 2005 included the net proceeds from the use of our credit facilities and seller notes.
     As of September 30, 2006, we had a working capital surplus of $59.3 million which had increased by $52.6 million from a working capital surplus of $6.7 million as of December 31, 2005. The increase can be attributed primarily to excess cash on hand of $55.7 million as a result of recent debt and equity financings, partially offset by $3.4 million of accrued interest on the senior notes.
Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates in Note 7 to the financial statements included in Item 1 of this report and in Note 1(f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005. For a description of other significant accounting policies, see Note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2005.
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At September 30, 2006, we owned 20 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2006.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of September 30, 2006, no capitalized interest had been included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of September 30, 2006, we have included 87 million cubic yards of expansion airspace with estimated development costs of approximately $68.4 million in our calculation of the rates used for the amortization of landfill costs.
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

     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
Number of landfills owned	20	19
Landfill depletion and amortization expense (in thousands)	$6,673	$6,956
Accretion expense (in thousands)	213	159
Closure and post-closure expense (in thousands)	286	—

	7,172	7,115

Airspace consumed (in thousands of cubic yards)	3,631	3,854

Depletion, amortization, accretion, closure and post-closure expense per cubic yard of airspace consumed	$1.98	$1.85

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of business, we are exposed to market risk including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of floating rate LIBOR for a five-year fixed-rate of 4.885%. The swap was initially intended to be a hedge against interest payments under our various floating rate debt instruments. With the restructuring of our long-term debt and the termination of this swap position in July 2006, we realized $4.0 million from the swap counter-party. Shortly thereafter, we entered into a new swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The intention of this swap agreement is to limit our exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt to enable the swap transaction to be considered a hedge. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have corresponding debt instruments that have floating rate debt, we will consider designating all or part of this swap agreement as a hedge. We did not enter into the interest rate swap agreements for trading purposes.
     As of September 30, 2006, we had no debt outstanding that bears interest at variable or floating rates as compared to approximately $12.0 million as of December 31, 2005. With the placement of a new swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $150 million. A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.5 million annually while a 100 basis point decrease in interest rates would result in $1.5 million in swap expense in addition to any mark to market effect on the fair market value of the swap.
     Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes. As of September 30, 2006, the fair value of these notes, based on quoted market prices, was approximately $155.6 million compared to a carrying amount of $150 million.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2006, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of September 30, 2006, we had approximately $77.2 million of goodwill and other intangible assets, representing approximately 21.0% of our total assets. If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill. We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value. Any such charge would reduce our assets and earnings.
Risks Related to Our Business
Changes in interest rates may affect our profitability
     Our acquisition strategy could require us to incur substantial additional indebtedness in the future, which will increase our interest expense. Further, to the extent that these borrowings are subject to variable rates of interest as our revolving credit facility is, increases in interest rates will increase our interest expense, which will affect our profitability. In order to better manage changes in interest rates, in July 2006, we entered into a swap arrangement where we agreed to pay a fixed rate of 5.64% on $150 million in exchange for three-month floating rate LIBOR that was 5.51% at the time of the swap. At the time of the swap, there was no offsetting floating rate LIBOR debt to enable the swap transaction to be considered a hedge. Accordingly, any changes in the unrealized fair value of the swap will be recognized in our statement of operations. If LIBOR interest rates were to increase by 100 basis points, or 1%, this would result in annual swap income of approximately $1.5 million. If LIBOR interest rates were to decrease by 100 basis points, or 1%, this would result in annual swap expense of $1.5 million. The foregoing amounts do not include any mark to market effect on the fair market value of the swap.
The indenture governing the senior notes and our credit facility impose restrictions on us that may limit the discretion of management in operating our business.
     The indenture governing the senior notes and our new secured credit facility contain various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants limit our ability to, among other things:
•	incur additional indebtedness or issue preferred stock;

•	make certain investments or pay dividends or distributions on our capital stock or subordinated indebtedness or purchase or redeem or retire capital stock;

•	sell or transfer assets, including capital stock of our restricted subsidiaries;

•	restrict dividends or other payments by restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge, sell or lease all or substantially all of our assets.
     The credit facility also requires us to maintain specified financial ratios and satisfy certain financial tests. Our ability to maintain or meet such financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and may not be able to maintain or meet such ratios and tests or the lenders under the credit agreement may not waive any failure to meet such ratios or tests.
     These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and may not be able to comply. A breach of these covenants could result in a default under the indenture governing the senior notes and/or the credit facility. If there were an event of default under the indenture governing the senior notes and/or the credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. In addition, if we fail to repay indebtedness under our credit facility when it becomes due, the lenders under the credit facility could proceed against the assets which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.
We may not be able to finance a change of control offer required by the indenture governing the senior notes.
     If we were to experience a change of control, the indenture governing the senior notes requires us to offer to purchase all of the notes then outstanding at 101% of their principal amount, plus unpaid accrued interest to the date of repurchase. If a change of control were to occur, we may not have sufficient funds to purchase the senior notes. In addition, our credit facility restricts our ability to repurchase the senior notes, even when we are required to do so by the indenture in connection with a change of control. A change in control could therefore result in a default under the credit facility and could cause the acceleration of our debt. The inability to repay such debt, if accelerated, and to purchase all of the tendered notes following a change of control, would constitute an event of default under the indenture.
Risks Related to Our Operations and Corporate Organization
We are a holding company, and as a result we are dependent on dividends from our subsidiaries to meet our obligations, including with respect to our senior notes.
     We are a holding company and do not conduct any business operations of our own. Our principal assets are the equity interests that we own in our operating subsidiaries, either directly or indirectly. As a result, we are dependent upon cash dividends, distributions or other transfers that we receive from our subsidiaries in order to make any dividend payments to our stockholders, to repay any debt that we may incur, and to meet our other obligations. The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of our credit facility and the indenture governing the senior notes. For example, some state corporate laws prohibit the payment of dividends by any subsidiary unless the subsidiary has a capital surplus or net profits in the current or immediately preceding fiscal year. Payments or distributions from our subsidiaries also could be subject to restrictions on dividends or repatriation of earnings under applicable local law, and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any subsidiary upon its bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of the assets of any subsidiary, will be junior to the claims of that subsidiary’s creditors, including trade creditors.
Our indebtedness could impair our financial condition and our ability to fulfill our debt obligations.
     As of September 30, 2006, we had total indebtedness of $110.0 million (net of cash on hand and restricted cash of $57.5 million), representing approximately 39.8% of our total book capitalization. Our debt service obligations and restrictive covenants in our debt instruments could have important consequences. For example, they could:
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
Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, Delaware law and other agreements could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Special Meeting of Stockholders
     We held a Special Meeting of Stockholders (the Special Meeting) on July 13, 2006 in Houston, Texas to approve the issuance of 750,000 shares of our Series A Convertible Pay-In-Kind Preferred Stock, par value $0.01 per share, pursuant to the Preferred Stock Purchase Agreement with Ares Corporate Opportunities Fund II, L.P. dated June 12, 2006. A total of 12,094,696 shares of our common stock were present at the Special Meeting in person or by proxy, which represented 72% of the outstanding shares of our common stock as of June 26, 2006, the record date for the Special Meeting.
     Stockholders approved the issuance of the Preferred Stock at the Special Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
12,056,366	38,330	—	—	—
Annual Meeting of Stockholders
     We held our Annual Meeting of Stockholders (the Annual Meeting) on September 15, 2006 in Houston, Texas to elect five directors to serve until the Annual Meeting of Stockholders in 2007, to ratify the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 and to approve the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, which increased the number of shares authorized to be issued pursuant to the plan from 1,500,000 to 2,250,000. A total of 14,539,027 shares of our common stock were present at the Annual Meeting in person or by proxy, which represented 86.6% of the outstanding shares of our common stock as of August 18, 2006, the record date for the Annual Meeting.

     Stockholders elected the five director nominees at the Annual Meeting based on the following vote tabulation:

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Tom J. Fatjo, Jr.	10,515,058	—	4,023,969	—	—

Jerome M. Kruszka	10,487,153	—	4,051,874	—	—

Ballard O. Castleman	13,428,367	—	1,110,660	—	—

Richard E. Bean	13,428,367	—	1,110,660	—	—

Roger A. Ramsey	13,428,367	—	1,110,660	—	—
     Stockholders ratified the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
14,525,565	13,462	—	—	—
     Stockholders approved the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,660,966	114,568	—	264,209	2,499,284
ITEM 6. EXHIBITS.
2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.7	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.8	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank, as administrative agent, and the parties named therein as lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.2	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.3	Stockholder’s Agreement, dated July 27, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.4	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.5	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.6	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Vice President and Controller
(Principal Accounting Officer)
Date: November 8, 2006

EXHIBIT INDEX

2.1**	Reorganization Agreement, dated May 10, 2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2004).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 30, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.7	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.8	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank, as administrative agent, and the parties named therein as lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.2	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.3	Stockholder’s Agreement, dated July 27, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.4	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.5	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.6	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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