Form 10-K
period 2006-12-31
WCA WASTE CORP
filed 2007-03-14
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50808
WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Riverway, Suite 1400
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 292-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Common stock, par value $0.01 per share
     Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 based on the closing sales price as reported on the Nasdaq Global Market on such date was approximately $86.4 million.
     Number of shares of common stock outstanding as of March 1, 2007 : 16,976,154 (excluding 17,943 shares of treasury stock) .
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

PART I
Item 1. Business.
Introduction
     We are a vertically integrated company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of December 31, 2006, we served approximately 250,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, South Carolina, Tennessee and Texas. As of December 31, 2006, we owned and/or operated 20 landfills, 24 collection operations and 24 transfer stations/materials recovery facilities (MRFs). Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and two transfer stations are idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties.
     WCA Waste was incorporated as a Delaware corporation in February 2004, and our principal operating subsidiary, WCA Waste Systems, Inc., was incorporated in Delaware in September 2000, which then acquired 32 separate solid waste management operations from Waste Management, Inc. From our formation through December 31, 2006, we have successfully integrated over 75 separate operating locations acquired in a total of 29 transactions. For information regarding acquisitions made in 2004, 2005 and 2006, please read “—Acquisition History After Our Initial Public Offering” below. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.
Industry Overview
     Based on third party sources, we believe the non-hazardous solid waste industry in the United States generates approximately $47 billion in annual revenue. We believe that approximately $22.5 billion or 48% of the estimated annual industry revenue is generated by the three largest public companies in the industry with other public and privately-held companies representing approximately 25% of the estimated annual industry revenue.
     The solid waste industry can be divided among collection, transfer and disposal services. The collection and transfer operations of solid waste companies typically have lower margins than disposal service operations. By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.
     During the past three decades, our industry has experienced periods of substantial consolidation activity, though we believe it remains extremely fragmented. We believe that there are two factors that lead to consolidation:
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

Our Acquisition Growth Strategy
     Vertical Integration And Internalization
     Vertical integration is a core element of our operating strategy because it allows us to manage the waste stream from the point of collection through disposal, thereby maximizing the rate of waste internalization, increasing our operating margins and improving our operating cash flows. Internalization refers to the disposal of collected waste into the landfills we own. All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste. Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used). Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties. Thus, owning a landfill in a market area provides substantial leverage in the waste management business.
     As of December 31, 2006, we owned 20 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations. We believe that our relatively high number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain relatively high levels of internalization within our existing markets. As a result of our vertical integration, for the years ended December 31, 2006 and 2005, we internalized approximately 76% and 78% of the total waste we collected, respectively.
     Acquisition Strategy
     Our acquisition strategy targets operations that we believe will benefit from our core operating strategy of maximizing the internalization of waste. We intend to make acquisitions for two primary purposes: (i) to expand our operations in market areas we already service (“tuck-in” acquisitions); and (ii) to gain entry into new markets (“strategic” acquisitions). Please read "—Acquisition History After Our Initial Public Offering” below for more information. We intend to focus our strategic acquisitions in markets that are generally characterized by one or more of the following characteristics: (i) the availability of adequate disposal capacity, either through acquisitions or through agreements with third parties; (ii) the opportunity for us to acquire a significant market share; and (iii) steady projected economic or population growth rates.
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
     Once we establish a presence in a new market, we intend to expand our presence by tuck-in acquisitions; that is, by acquiring companies that also operate in that market or in adjacent markets, especially collection companies and transfer stations that allow us to increase internalization of waste into landfills that we own or operate. Effective tuck-in acquisitions allow growth in revenue and an increase in market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.
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

     Acquisition Opportunities
     Despite ongoing consolidation, the solid waste services industry remains fragmented and regional in nature. As indicated above, we believe private companies and public companies, other than the three largest public waste companies, represent approximately 25% of the estimated $47 billion in annual revenue generated by the solid waste industry. This condition contributes to the fragmented nature of the industry, with many small operations co-existing with a relatively small number of large organizations. While many of these operations may represent attractive acquisition candidates to a company of our size, many are too small to make any material impact on the revenues of the large companies in our industry and are thus less attractive to them. Accordingly, we believe that we have a greater opportunity for growth through acquisitions, when calculated as a percentage of revenue, than companies larger than us.
     Management Experience
     We believe that one of the important factors that will enable us to continue our acquisition-based growth strategy is the experience of our management.
     Our management is extremely experienced in the waste industry and in consummating waste company acquisitions. Our co-founder and chairman of the board and chief executive officer, Tom J. Fatjo, Jr., has over 40 years of experience in the solid waste industry, beginning with Browning-Ferris Industries, Inc., or BFI, which he founded in 1966. Our other co-founder, president and chief operating officer, Jerome M. Kruszka, has over 35 years of experience in the solid waste management industry, beginning with Waste Management, Inc. and its affiliates, where he held a number of managerial positions during his tenure there. Both Mr. Fatjo, Jr. and Mr. Kruszka have overseen the acquisition and integration of several hundred solid waste operations during their careers in the industry. Additionally, our other senior executive officers, Charles A. Casalinova and Tom J. Fatjo, III, and our five regional managers have an average of approximately 20 years of experience in the industry, in each case involving substantial experience acquiring and integrating waste management assets and operations.
Acquisition History After Our Initial Public Offering
     In June 2004, we completed an initial public offering of our common stock. We also maintain a revolving credit facility with a banking group and publicly-traded senior notes. These financing activities enabled us to acquire the following operations from June 2004 through March 1, 2007:
•	In July 2004, we purchased Texas Environmental Waste, a residential and roll-off collection company in Houston, Texas.

•	In August 2004, we purchased Ashley Trash Service, a residential collection operation in Seymour, Missouri, and Power Waste, a roll-off collection operation in Birmingham, Alabama.

•	In September 2004, we acquired Blount Recycling and other related companies, which included a landfill and roll-off collection operation in Trafford, Alabama, a transfer station and roll-off collection operation in Huntsville, Alabama, a transfer station in Midfield, Alabama, and a hauling operation in Tuscaloosa, Alabama.

•	In September 2004, we acquired Translift, Inc., a commercial and roll-off collection company in Little Rock, Arkansas.

•	In November 2004, we acquired Rural Disposal, Inc., a residential, commercial and roll-off collection company in Willow Springs, Missouri.

•	In November 2004, we purchased Trash Away, Inc., which consisted of a transfer station and MRF, commercial, residential and roll-off collection company, and a portable toilet operation in Piedmont, South Carolina.

•	In January 2005, we acquired Eagle Ridge landfill located approximately 45 miles northwest of St. Louis near Bowling Green, Missouri.

•	In April 2005, we acquired certain assets from MRR Southern consisting of two landfills, two transfer stations and two MRFs in High Point and Raleigh, North Carolina .

•	In May 2005, we completed two tuck-in acquisitions by acquiring Triad Waste and Triangle Environmental, roll-off collection companies in High Point and Raleigh, North Carolina. We also purchased Foster Ferguson, a residential and commercial collection operation in El Dorado Springs, Missouri, and Proper Disposal, a commercial and roll-off collection operation in Chanute, Kansas.

•	In October 2005, we acquired Fort Meade landfill located in Fort Meade, Florida, from Waste Corporation of Central Florida, Inc., a subsidiary of Waste Corporation of America, LLC, a company owned by management and shareholders that were shareholders of our predecessor and former parent.

•	In October 2005, we acquired certain assets from Meyer & Gabbert, which consisted of one landfill, three transfer stations and a roll-off collection operation in the Sarasota/Arcadia, Florida market area.

•	In October 2005, we purchased Andy’s Hauling, a roll-off collection operation in Sarasota, Florida, and Pendergrass, a commercial and residential collection operation in Springfield, Missouri.

•	In February 2006, we acquired the membership interests of Transit Waste, LLC, which consisted of one landfill located near Durango, Colorado and a commercial, residential and roll-off collection operation in Bloomfield, New Mexico area from Waste Corporation of America, LLC.

•	In August 2006, we completed the acquisition of Fort Myers transfer station located in Fort Myers, Florida, from Waste Corporation of Florida, Inc., a subsidiary of Waste Corporation of America, LLC.

•	In October 2006, we acquired the membership interests of WCA of St. Lucie, LLC, which consisted of one transfer station located in St. Lucie, Florida, from Waste Corporation of Florida, Inc., a subsidiary of Waste Corporation of America, LLC.

•	In December 2006, we purchased certain assets from Sunrise Disposal, LLC consisting of one commercial and residential collection operation located in Springfield, Missouri.

•	In January 2007, we acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation in Fort Myers, Florida.

•	In February 2007, we purchased American Waste, Inc. and affiliated companies, which consists of three landfills and four collection operations located near Oklahoma City, Oklahoma.
     Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisition Strategy Overview” for more information regarding each of the completed acquisitions.
     We have integrated all of our completed acquisitions to date into our existing operations. However, it may take up to a year to fully realize operating synergies.

Our Operations
     Our operations consist of the collection, transfer, processing and disposal of solid waste. Our revenue mix for the years ended December 31, 2006, 2005 and 2004 is shown in the table below (dollars in thousands):

	2006		{2005		2004
	$	%	$	%	$	%
Collection	$85,800	57.4%	$69,786	61.1%	$48,081	65.5%
Disposal	39,066	26.1%	30,602	26.8%	20,747	28.2%
Transfer and other, net	24,631	16.5%	13,755	12.1%	4,633	6.3%

Total revenue	$149,497	100.0%	$114,143	100.0%	$73,461	100.0%

     We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenues for any of the years ended December 31, 2006, 2005 or 2004. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements for certain geographic information relating to our operations.
     Collection Services
     As of December 31, 2006, we provided solid waste collection services to approximately 250,000 industrial, commercial and residential customers in 11 states through 24 collection operations. In 2006, our collection revenue consisted of approximately 52% from services provided to industrial customers, 18% from services provided to commercial customers and 30% from services provided to residential customers.
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
     Residential solid waste collection services often are performed under contracts with municipalities, which we generally secure by competitive bid and which give us exclusive rights to service all or a portion of the homes in these municipalities. These contracts usually range in duration from one to five years with possible renewal options. Residential solid waste collection services may also be performed on a subscription basis, in which individual households or homeowners’ or similar associations contract directly with us. The fees received for residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal.
     Additionally, we rent waste containers and provide collection services to construction, demolition and industrial sites. We load the containers onto our vehicles and transport them with the waste to either a landfill or a transfer station for disposal. We refer to this as “roll-off” collection. Roll-off collection services are generally performed on a contractual basis. Contract terms tend to be shorter in length and may vary according to the customers’ underlying projects.

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
     In markets where we have collection operations that may be too far from our nearest landfill to economically haul the waste we collect directly to our nearest landfill, we pursue the use of transfer stations to effectively extend the distance from our own landfills that such collection operations can economically operate without having to utilize the disposal facilities of a third party. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal. In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility in each trip. It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection. The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2006, 2005 and 2004.

	2006		2005		2004
Alabama	3		2		2
Arkansas	2	(1)	2	(1)	2	(1)
Florida	5		3		—
Missouri	8	(1)	8	(1)	8	(1)
North Carolina	3		3		—
South Carolina	1		1		1
Texas	2		2		—

Total	24		21		13

(1)	Includes two transfer stations we operated but did not own, one in Arkansas and one in Missouri.
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

     Landfills
     As of December 31, 2006, we owned 20 non-hazardous solid waste landfills in 10 states, two of which, though fully permitted, have not yet commenced operations. Additionally, we hold certain prepaid disposal rights at landfills in Texas, Oklahoma and Arkansas owned and operated by other parties. The following table sets forth certain information as of December 31, 2006 for each of our landfills. The table does not include information for the landfills acquired after December 31, 2006 as discussed in “—Acquisition History After Our Initial Public Offering” above.

				Probable		Remaining	Total
			Permitted	Expansion	Total	Permitted	Remaining
			Capacity (1)	Capacity (2)	Capacity (3)	Life (4)	Life (3)(4)
Landfill	Location	Permitted Waste	(Cu. Yds)	(Cu. Yds)	(Cu. Yds)	(Years)	(Years)
Oak Grove	Arcadia, KS	MSW	6,725,415	24,524,000	31,249,415	35.7	165.8
Black Oak	Hartville, MO	MSW	7,417,482	—	7,417,482	15.3	15.3
Central Missouri	Sedalia, MO	MSW	6,261,425	3,452,341	9,713,766	26.0	40.4
Eagle Ridge	Bowling Green, MO	MSW	3,261,896	16,335,000	19,596,896	16.4	98.3
Rolling Meadows	Hazen, AR	MSW	4,709,096	9,800,000	14,509,096	31.3	96.5
Union County	El Dorado, AR	MSW	4,048,017	496,100	4,544,117	23.9	26.8
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A (5)	N/A (5)
Bondad	Durango, CO	MSW	3,117,647	—	3,117,647	33.4	33.4
Hardy Road	Houston, TX	C&D	6,923,312	—	6,923,312	13.7	13.7
Greenbelt	Houston, TX	C&D	6,202,441	1,400,000	7,602,441	18.1	22.2
Ralston Road	Houston, TX	C&D	1,165,462	1,325,087	2,490,549	3.6	7.7
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A (5)	N/A (5)
Shiloh	Travelers Rest, SC	C&D	1,856,088	—	1,856,088	14.1	14.1
Yarnell	Knoxville, TN	C&D	1,206,366	—	1,206,366	13.5	13.5
Blount	Trafford, AL	C&D	4,889,681	38,839,568	43,729,249	21.6	193.5
Fines	Alpine, AL	C&D/Industrial	1,087,233	6,083,484	7,170,717	13.4	88.5
High Point	High Point, NC	C&D	4,213,253	—	4,213,253	27.8	27.8
Raleigh	Raleigh, NC	C&D	7,607,439	6,612,722	14,220,161	30.8	57.5
DeSoto	Arcadia, FL	C&D	6,200,606	14,904,750	21,105,356	7.3	24.8
Fort Meade	Ft Meade, FL	C&D	4,794,406	3,635,910	8,430,316	19.7	34.6

Total			95,676,268	127,408,962	223,085,230	20.3	54.1

(1)	Permitted capacity includes the total available airspace approved by local regulatory agencies for our use. Additional approvals may be required for construction and use of specific cells within the permitted area. At any given time, certain landfills may be nearing the full capacity of existing approved cells. The failure to obtain a consent or approval for construction or use of additional cells could have a material effect. If the consent or approval is not obtained, we will evaluate alternative actions, such as diverting waste streams and pursuing legal recourse to challenge rulings. See “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

(2)	Probable expansion capacity includes possible expansion capacity that we believe, based on industry practice and our experience, is likely to be permitted. The criteria we use to determine if permit expansion is probable include, but are not limited to whether: (i) we believe that the project has fatal flaws; (ii) the land is owned or controlled by us, or under option agreement; (iii) we have committed to the expansion; (iv) financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact; (v) personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill; (vi) we believe the permit is likely to be received; and (vii) we believe that the timeframe to complete the permitting is reasonable. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(3)	Includes expansions that we classify as “probable.” Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.

(4)	Based on current and estimated future disposal volumes.

(5)	Fully permitted but has not yet commenced operations, and therefore remaining permitted life and total remaining life cannot be calculated.

     As indicated in the table above, as of December 31, 2006, eight of our landfills were permitted to accept municipal solid waste. The remaining 12 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials. All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.
     Based on remaining permitted capacity (including probable expansions) as of December 31, 2006 and projected annual disposal volumes, the average remaining landfill life of our 18 operating landfills at December 31, 2006 was approximately 54.1 years. Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits. We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill. In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity. Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.
     We are currently seeking to expand permitted capacity at several of our landfills for which we consider expansions to be probable. These or other future expansions may not be permitted as designed and the average remaining landfill life of our 18 operating landfills as of December 31, 2006 may not be approximately 54.1 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. Please read “Risk Factors—Risks Relating to Our Business— We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”
Available Airspace
     The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2006, 2005 and 2004. The table does not include airspace activity for the landfill acquired after December 31, 2006 as discussed in “—Acquisition History After Our Initial Public Offering” above.

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2005	Undertaken	of Divestiture	Granted	Consumed	and Design	2006
Permitted airspace:
Cubic yards (in thousands)	92,583	—	3,171	5,204	(4,806)	(476)	95,676
Number of sites	19	—	1	—	—	—	20
Expansion airspace:
Cubic yards (in thousands)	86,266	46,262	—	(5,204)	—	85	127,409
Number of sites	12	3	—	(3)	—	—	12

Total available airspace:
Cubic yards (in thousands)	178,849	46,262	3,171	—	(4,806)	(391)	223,085

Number of sites	19		1				20

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2004	Undertaken	of Divestiture	Granted	Consumed	and Design	2005
Permitted airspace:
Cubic yards (in thousands)	73,109	—	23,923	—	(3,854)	(595)	92,583
Number of sites	14	—	5	—	—	—	19
Expansion airspace:
Cubic yards (in thousands)	39,986	—	46,138	—	—	142	86,266
Number of sites	8	—	4	—	—	—	12

Total available airspace:
Cubic yards (in thousands)	113,095	—	70,061	—	(3,854)	(453)	178,849

Number of sites	14		5				19

						Changes in
	Balance as of	New	Landfills			Engineering	Balance as of
	December 31,	Expansions	Acquired, Net	Permits	Airspace	Estimates	December 31,
	2003	Undertaken	of Divestiture	Granted	Consumed	and Design	2004
Permitted airspace:
Cubic yards (in thousands)	56,863	—	5,400	15,075	(2,623)	(1,606)	73,109
Number of sites	13	—	1	—	—	—	14
Expansion airspace:
Cubic yards (in thousands)	20,669	28,170	—	(15,075)	—	6,222	39,986
Number of sites	5	5	—	(2)	—	—	8

Total available airspace:
Cubic yards (in thousands)	77,532	28,170	5,400	—	(2,623)	4,616	113,095

Number of sites	13		1				14

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
     As of December 31, 2006, we obtained performance bonds in an aggregate amount of approximately $39.5 million and letters of credit in an aggregate amount of approximately $9.9 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations. If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits. Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”
Competition
     The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large, publicly-held, national waste companies, Waste Management, Inc., Allied Waste Industries, Inc., and Republic Services, Inc., as well as other public and privately-held waste companies. As indicated above in “Business—Industry Overview,” we believe that these three companies account for approximately 48% of the estimated $47 billion of annual revenue generated by the industry. Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.
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
     The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations. Intense competition exists not only for collection, transfer and disposal volume but also for acquisition candidates. We generally compete for acquisition candidates with publicly-owned waste management companies, as well as numerous privately-held regional and local solid waste companies of varying sizes and resources. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.
Non-Competition Agreements
     We were a party to a mutual non-competition agreement with Waste Corporation of America, LLC, a company owned by management and shareholders that were shareholders of our predecessor and former parent. In 2005 and 2006, we acquired Waste Corporation of Central Florida, Inc., Transit Waste, LLC, Fort Myers transfer station and WCA of St. Lucie, LLC from Waste Corporation of America, LLC and, in connection with such acquisitions, we were released from the non-competition agreement in favor of Waste Corporation of America, LLC. However, Waste Corporation of America, LLC (which does not currently have any significant operations), remains subject to a non-competition agreement in favor of us, which precludes it and its subsidiaries from acquiring or operating any waste operations within 50 miles of any of our or our subsidiaries’ operations in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee or Texas through June 2009.
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
Seasonality
     Based on our industry and our historic trends, we expect our operations to vary seasonally. Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters. The fluctuation is primarily due to lower volumes of waste. We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs. Please read “—Risk Factors—Risks Relating To Our Operations and Corporate Organization—Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.”
Employees
     As of December 31, 2006, we had approximately 850 full-time employees. A group of 18 employees at one of our locations is represented by a union. In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011. We have not experienced a significant work stoppage, and we believe our relations with our employees are good.
Available Information
     As an accelerated filer, we electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.
     Our Internet website is www.wcawaste.com. We make available through the “Investor Relations-SEC Filings” section of our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors.
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
     In connection with financing acquisitions, we may incur additional indebtedness, or may issue additional equity including common stock or preferred stock which would dilute the ownership percentage of existing stockholders.
     We intend to finance acquisitions with available cash, borrowings under our credit facility, our equity including common stock or preferred stock, or a combination of these means. As a result, we may incur additional indebtedness or issue additional equity which would dilute the ownership percentage of existing stockholders. Our credit facility contains covenants restricting, among other things, the amount of additional indebtedness. We may offer equity as some or all of the consideration for certain acquisitions. Our ability to do so will depend in part on the attractiveness of our equity. This attractiveness may depend largely on the capital appreciation prospects of our equity compared to the equity of our competitors.
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
     As of December 31, 2006, we had approximately $78.4 million of goodwill and other intangible assets, representing approximately 21.1% of our total assets. If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill. We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value. Any such charge would reduce our assets and earnings.
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
     Our acquisition strategy could require us to incur substantial additional indebtedness in the future, which will increase our interest expense. Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability. In connection with the restructuring of our long-term debt in July 2006, we entered into a new swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. With the placement of this swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $150 million. A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.5 million annually while a 100 basis point decrease in interest rates would result in $1.5 million in swap expense, in addition to any mark to market effect on the fair value of the swap.
     We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.
     Our ability to meet our growth objectives depends in part on our ability to expand landfill capacity, whether by acquisition or expansion. Exhausting permitted capacity at a landfill would restrict our growth, and reduce our financial performance in the market served by the landfill since we would be forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors, thereby increasing our waste disposal expenses. Although we have received final permits on expansions at our existing landfills, there may be challenges, comments, or delays regarding the construction of specific cells that could have an adverse effect on our operations in these markets. Obtaining required permits and approvals to expand landfills has become increasingly difficult and expensive, requiring numerous hearings and compliance with various zoning, environmental and regulatory laws and drawing resistance from citizens, environmental or other groups. Even if permits are granted, they may contain burdensome terms and conditions or the timing required may be extensive and could affect the remaining capacity at the landfill. We may choose to delay or forego tuck-in acquisitions in markets where the remaining lives of our landfills are relatively short because increased volumes would further shorten the lives of these landfills.
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
     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a hazardous substance. This liability is also imposed on persons who arrange for the disposal of and who transport such substances to the facility. Hundreds of substances are defined as hazardous under CERCLA and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies that we acquire even if we did not collect or dispose of the waste while we owned the landfill. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.
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
     We are required to pay closure and post-closure costs of any disposal facilities that we own or operate. We accrue for future closure and post-closure costs of our owned landfills, generally for a term of up to 30 years, based on engineering estimates of future requirements associated with the final landfill design and closure and post-closure process. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions.” Our obligations to pay closure and post-closure costs, including for monitoring, may exceed the amount we accrued, which would adversely affect our earnings. Expenditures for these costs may increase as a result of any federal, state or local government regulatory action, including changes in closing or monitoring activities, types and quantities of materials used or the period of required post-closure monitoring. These factors could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities. The amount of our accruals is based upon estimates by management and engineers and accountants. We review at least annually our estimates for closure and post-closure costs, and any change in our estimates could require us to accrue additional amounts.

     A general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenue and cash flows.
     Our business is affected by general economic conditions. Any extended weakness in the U.S. economy could reduce our business prospects and could cause decreases in our revenue and operating cash flows. In addition, in a down-cycle economic environment, we would likely experience the negative effects of increased competitive pricing pressure and customer turnover.
     We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.
     We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to landfill closure and post-closure obligations, our landfill operations, and other collection and disposal contracts. We satisfy these financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. During the past several years, the costs associated with bonding and insurance have risen dramatically, the financial capacity and other requirements imposed by bonding and insurance companies have become more difficult to comply with than in prior years, and the number of these bonding and insurance companies has decreased.
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
     The price and supply of fuel needed to run our collection and transfer trucks and our landfill equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. During both 2006 and 2005, we experienced increases in the cost of diesel fuel as a percentage of revenue of 6.5%. Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations. Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.
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
     Our industry is highly competitive. We compete with large companies and municipalities, many of which have greater financial and operational resources. The non-hazardous solid waste collection and disposal industry is led by three large national, publicly-traded waste management companies that we believe account for approximately 48% of the estimated $47 billion of annual industry revenue. The industry also includes numerous regional and local companies. Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal. If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.
     We may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenue to decline.
     We are parties to contracts with municipalities and other associations and agencies. Many of these contracts are or will be subject to competitive bidding. We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenue from contracts lost through competitive bidding or early termination or from lowering prices or from the renegotiation of existing contracts with other revenue within a reasonable time period, our revenue could decline.
     Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services. Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities. Unless we are awarded a franchise by these municipalities, we will lose customers which will cause our revenue to decline.
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
     Labor unions have in the past attempted to organize our employees, and these efforts will likely continue in the future. At its 2003 national meeting, the International Brotherhood of Teamsters announced that our industry is one in which it will begin focusing its efforts. In March 2001, a group of employees chose to be represented by a union, and we negotiated a collective bargaining agreement with them which expired on March 3, 2006. In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011. As of December 31, 2006, there were 18 employees in that group. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.
     Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.
     For the year ended December 31, 2006, approximately $3.2 million, or 2.1%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed. These operations could increase in the future. Some states have imposed restrictions on collection routes and disposal locations. Our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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
     Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenue typically lowest in the first quarter, higher in the second and third quarters, and again lower in the fourth quarter. This seasonality generally reflects the lower volume of waste during the winter months. Adverse weather conditions negatively affect waste collection productivity, resulting in higher labor and operational costs. The general increase in precipitation during the winter months increases the weight of collected waste, resulting in higher disposal costs, as costs are often calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months. As a result, our operating results may be negatively affected by these variations. Additionally, severe weather during any time of the year can negatively affect the costs of collection and disposal and may cause temporary suspensions of our collection and disposal services. Long periods of inclement weather may interfere with collection and landfill operations, delay the construction of landfill capacity and reduce the volume of waste generated by our customers. Any of these conditions can adversely affect our business and results of operations, which could negatively affect our stock price.
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
     A controlling interest in our voting stock is held by one fund and a small number of individuals (including management), which when combined with various agreements and rights of the fund, may discourage a change of control transaction and may exert control over our strategic direction.
     As of March 1, 2007,
•	Ares Corporate Opportunities Fund II L.P (Ares) held preferred shares convertible into our common stock at a price of $9.60 per share. The preferred shares carry a 5% payment-in-kind (PIK) dividend payable semi-annually. As of March 1, 2007, the preferred shares were immediately convertible into 8,045,521 shares of our common stock (representing approximately 32.4% of the outstanding common stock on a post-conversion basis). Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which based on the currently outstanding shares would represent approximately 37.3% of the post-conversion shares outstanding. In the event that one of the “acceleration events”, including a change of control transaction, were to occur prior to the end of the fifth year, dividends would accelerate so that a total of five years of dividends will have been paid. Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Private Placement of Preferred Stock” for a description of the various arrangements with Ares.

•	Our executive officers, directors and their related entities owned or controlled approximately 12.2% of the outstanding shares of our common stock.

•	The Esping Family and other related entities beneficially owned approximately 12.6% of our common stock. Additionally, these entities continue to own approximately 60.2% of the equity interests of Waste Corporation of America, LLC, our former parent and a privately-held solid waste company with which we have had various arrangements and from which we have acquired operations in Florida and Colorado. Mr. Ballard O. Castleman, who is a member of our board of directors, has an ownership position in and is employed by such entities.
     Accordingly, these parties collectively held a controlling vote and will have the ability to significantly influence our management and affairs. This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or otherwise adversely affect us.
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
     On July 13, 2006, our stockholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares. The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under our credit facility. Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.1 million. The preferred stock is convertible into shares of our common stock at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.
     The preferred shares were convertible into 7,812,500 shares of our common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder. The preferred shareholder holds certain preferential rights, including the appointment of two directors.
Risks Associated with Our Indebtedness
     We have a substantial amount of debt which could adversely affect our operations and financial performance.
     As of March 1, 2007, we had approximately $167.2 million of consolidated total indebtedness outstanding and approximately $165.1 million of additional borrowing capacity available under our credit agreement.
     Our substantial debt could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, mergers and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make us more vulnerable to increases in interest rates; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
     In addition, we may incur substantial additional debt in the future. If new debt is added to our current debt levels, these related risks could increase. We may not maintain sufficient revenue and cash flow to meet our capital expenditure requirements and our financial obligations, including our debt service obligations.
     Our ability to make scheduled payments or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business, and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.
     The provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business.
     The indenture governing the senior notes and our new credit agreement contains various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants will limit our ability to, among other things:
•	incur additional debt or issue additional preferred stock;

•	make certain investments or pay dividends or distributions on our capital stock or subordinated indebtedness or purchase or redeem or retire capital stock;

•	sell or transfer assets, including capital stock of our restricted subsidiaries;

•	restrict dividends or other payments by restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge, sell or lease all or substantially all of our assets.
     The credit agreement also requires us to maintain specified financial ratios and satisfy certain financial tests. Our ability to maintain or meet such financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests.
     These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations. A breach of these covenants could result in a default under the indenture governing the senior notes and/or the credit agreement. If there were an event of default under the indenture governing the senior notes and/or the credit agreement, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our credit agreement when it becomes due, the lenders under the credit agreement could proceed against the assets which we have pledged to them as security. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility.”
     We are a holding company and do not conduct any business operations of our own. Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly. As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries in order to make dividend payments to our stockholders, to repay any debt we may incur, and to meet our other obligations. The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of the credit agreement and the indenture governing the notes.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our principal executive offices are located at One Riverway, Suite 1400, Houston, Texas 77056, where we currently lease 14,360 square feet of office space. Currently, we also own or lease field-based administrative offices in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.
     Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders. As of December 31, 2006, we owned and/or operated 20 landfills, 24 collection operations and 24 transfer stations/MRFs. Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and two transfer stations are idle. We also operated but did not own two of the transfer stations as of December 31, 2006. For a description of our landfills, please read “Business—Our Operations—Landfills.”

Item 3. Legal Proceedings.
     Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     Our common stock is traded on the NASDAQ Global Market under the symbol “WCAA.” As of March 1, 2007, there were approximately 125 holders of record of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2005
First Quarter	$10.50	$9.08
Second Quarter	$9.79	$8.53
Third Quarter	$8.79	$7.90
Fourth Quarter	$8.89	$7.34

2006
First Quarter	$7.90	$6.52
Second Quarter	$8.25	$6.36
Third Quarter	$8.20	$5.51
Fourth Quarter	$8.05	$5.65

2007
First Quarter (through March 9, 2007)	$8.18	$6.39
     On March 9, 2007, the closing sales price of our common stock was $7.51.
Dividend Policy
     We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, to finance the development and expansion of our business and for general corporate purposes. Furthermore, our debt agreements prohibit payment of cash dividends or other payments or advances by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash. Our only source of cash to pay dividends to our stockholders would be distributions or other payments or advances from our subsidiaries, which, as discussed above, is prohibited by the terms of our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility.” Any future dividends declared would be subject to a relaxation of this prohibition, would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the other terms of our credit facility and other financing agreements at the time a dividend is considered, and other relevant factors. For a discussion of the PIK dividends accrued under our preferred stock, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Private Placement of Preferred Stock.”

Purchases of Equity Securities by Company and Affiliates

(d)
			(c)	Maximum number
			Total number of	(or approximate
			shares (or units)	dollar value) of
	(a)	(b)	purchased as	shares (or units) that
	Total number of	Average price	part of publicly	may yet be
	shares (or units)	paid per share	announced plans	purchased under the
Period	purchased	(or unit)	or programs	plans or programs
October 1 - October 31, 2006	—	—	—	—
November 1 - November 30, 2006	59	$5.91	—	—
December 1 - December 31, 2006	—	—	—	—
Total	59 (1)	$5.91	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.

     Item 6. Selected Financial Data.
     The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report (in thousands except per share data). The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenue	$149,497	$114,143	$73,461	$64,226	$62,162
Expenses:
Cost of services (1),(2)	95,991	73,933	50,387	41,666	38,336
Depreciation and amortization	19,070	14,795	8,828	7,812	6,229
General and administrative (3)	11,010	8,311	16,283	5,142	4,432

Total expenses	126,071	97,039	75,498	54,620	48,997

Operating income (loss)	23,426	17,104	(2,037)	9,606	13,165

Other income (expense):
Interest expense, net (2)	(15,632)	(10,366)	(4,453)	(5,220)	(6,979)
Write-off of deferred financing costs and debt discount (4)	(3,240)	(1,308)	(618)	—	(2,487)
Net gain on terminated interest rate swap	3,980	—	—	—	—
Unrealized loss on interest rate swap	(3,393)	—	—	—	—
Other income (expense), net	192	286	268	28	20

Other income (expense)	(18,093)	(11,388)	(4,803)	(5,192)	(9,446)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,333	5,716	(6,840)	4,414	3,719
Income tax (provision) benefit	(2,313)	(2,248)	2,476	(1,753)	(1,727)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,020	3,468	(4,364)	2,661	1,992
Discontinued operations, net of tax	—	—	—	93	(816)

Income (loss) before cumulative effect of change in accounting principle	3,020	3,468	(4,364)	2,754	1,176
Cumulative effect of change in accounting principle, net of tax (5)	—	—	—	2,324	—

Net income (loss)	3,020	3,468	(4,364)	5,078	1,176
Accrued payment-in-kind dividend on preferred stock	(1,603)	—	—	—	—

Net income (loss) available to common stockholders	$1,417	$3,468	$(4,364)	$5,078	$1,176

Per Share Data — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.19	$0.22	$(0.38)	$0.33	$0.25
Discontinued operations, net of tax	—	—	—	0.01	(0.10)

Income (loss) before cumulative effect of change in accounting principle	0.19	0.22	(0.38)	0.34	0.15
Cumulative effect of change in accounting principle net of tax	—	—	—	0.29	—

Net income (loss)	0.19	0.22	(0.38)	0.63	0.15
Accrued payment-in-kind dividend on preferred stock	(0.10)	—	—	—	—

Net income (loss) available to common stockholders	$0.09	$0.22	$(0.38)	$0.63	$0.15

Weighted average shares outstanding — basic	16,360	15,579	11,599	8,000	8,000
Weighted average shares outstanding — diluted	16,385	15,641	11,599	8,000	8,000
Other Financial Data:
Capital expenditures	$29,110	$18,003	$14,589	$7,721	$9,886

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Property and equipment, net	$207,441	$186,299	$90,521	$70,726	$67,555
Total assets	371,249	291,538	163,767	116,685	122,668
Current maturities of long-term debt	916	1,910	1,429	4,004	3,602
Long-term debt, less current maturities and discount	165,958	174,353	71,814	78,696	78,466
Total stockholders’ equity	167,779	91,707	74,573	18,567	17,734

(1)	We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. in 2000. Additionally in each of the years 2006 and 2005, we paid $1,000 to acquire prepaid disposal rights from Waste Services, Inc. During the years ended December 31, 2006, 2005, 2004, 2003 and 2002, we recorded $2,383, $1,834, $377, $302 and $97, respectively, for the use of such disposal rights as a component of cost of services. Please read note 3 to our consolidated financial statements. Prior to August 2003, we utilized the prepaid disposal rights in our west Texas operations, which we sold during 2003 and are reflected as discontinued operations. During the years ended December 31, 2003 and 2002, we utilized $1,307 and $1,902, respectively, of prepaid disposal rights in discontinued operations. It is anticipated that all remaining prepaid disposal rights with Waste Management, Inc. will be fully utilized in 2007.

(2)	We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2006, 2005, 2004, 2003 and 2002, we have recorded $284, $159, $257, $207 and $146, respectively, as a non-cash component of cost of services and $0, $0, $0, $0 and $107, respectively, as a non-cash component of interest expense for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting and the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)	General and administrative expenses include stock-based compensation expense of $1,118, $509, $11,532, $1,220 and $0 during the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The stock-based compensation expense during the years ended December 31, 2006 and 2005 relates to earned compensation under the 2004 WCA Waste Corporation Incentive Plan. The stock-based compensation expense during the years ended December 31, 2004 and 2003 represents a compensation charge in connection with stock options outstanding as of December 31, 2003. Prior to an internal reorganization in 2004 described in note 1 to our consolidated financial statements, our predecessor and former parent had options and warrants outstanding. As part of an internal reorganization with us and our predecessor and former parent, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and subsequent issuance of common stock in 2004.

(4)	The $3,240 write-off of deferred financing costs and debt discount in 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006. The $1,308 write-off of deferred financing costs and debt discount in 2005 is associated with the restructuring of our credit facility in April 2005 as well as the repayment of the Environmental Facilities Revenue Bonds in June 2005. In December 2004, we wrote off $618 of deferred financing costs related to the amendment of our credit facility. We also wrote off $2,008 of deferred financing costs and $479 of debt discount due to the early repayment of the term loan of the credit facility in 2002.

(5)	The $2,324 (net of $1,425 tax expense) cumulative effect of change in accounting principle for the year ended December 31, 2003 relates to our adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

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
Executive Overview
     General Overview of Our Business
     Revenue. Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. The following table reflects our total revenue by source for the previous three years (dollars in thousands):

	2006		2005		2004
	$	%	$	%	$	%
Collection:
Residential	25,385	17.0%	19,128	16.8%	12,615	17.2%
Commercial	15,876	10.6%	13,847	12.1%	12,002	16.3%
Roll-off	44,539	29.8%	36,811	32.2%	22,878	31.2%
Other	—	—%	—	—%	586	0.8%

Total collection	85,800	57.4%	69,786	61.1%	48,081	65.5%

Disposal	60,767		48,817		30,536
Less intercompany	21,701		18,215		9,789

Disposal, net	39,066	26.1%	30,602	26.8%	20,747	28.2%

Transfer and other	37,872		24,309		11,575
Less intercompany	13,241		10,554		6,942

Transfer and other, net	24,631	16.5%	13,755	12.1%	4,633	6.3%

Total revenue	149,497	100.0%	114,143	100.0%	73,461	100.0%

     2006 Financial Objectives
     The following 2006 financial objectives were established in March 2006:
•	Revenue in excess of $140 million (a 23% increase over 2005 reported revenue);

•	Operating income in excess of $21 million (a 24% increase over 2005); and

•	EBITDA in excess of $40 million (a 25% increase over 2005).
     2006 Business Performance
     During 2006, our revenue was $149.5 million, which represents a 31.0% increase over 2005. Our operating income in 2006 was $23.4 million, a 37.0% increase over 2005. EBITDA for the year was $42.7 million, an increase of 32.6% over 2005. Net income available to common stockholders per share was $0.09. In July 2006, we implemented our new capital plan which includes the issuance of $150 million of new unsecured senior notes, a new $175 million revolving credit facility and $75 million of convertible preferred stock as well as the repayment and retirement of our first and second lien credit agreements. In connection with the implementation of the capital plan, we terminated our old interest rate swap agreement and realized $2.5 million (net of tax provision) from the swap counter-party. Shortly thereafter, we entered into a new swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. We recognized unrealized loss on the new swap agreement of $2.1 million (net of tax provision) as of December 31, 2006. Our net income also included a charge of $2.0 million (net of tax provision) for the write-off of deferred financing costs and debt discount due to the restructuring of our long-term debt.
     We have been able to maintain our operating margins throughout the period of growth. Our adjusted operating profit margins were 15.7% in 2006, 15.0% in 2005 and 12.9% in 2004. We believe our operating margins are among the highest in the industry. Our operating margins are high in part because of the proportionally high number of landfills we have and the amount of waste we internalize into those landfills. We internalized approximately 76% and 78% of the waste we collected in 2006 and 2005, respectively.
     Long-term Goals
     We anticipate 2007 to be a year with mixed operating results which include strong increases in revenue and EBITDA and a short-term decrease in earnings per share prior to the effect of potential acquisitions as a result of a higher average interest rate on our new borrowings and a 5% PIK preferred dividend. We also expect to selectively invest at least $100 million on acquisitions during 2007.
     We believe that the newly-implemented capital structure will enable us to achieve long-term strategic goals. We think that a three to four-year forecast is more appropriate than a one-year forecast for a growth company. During the three to four years following 2007, we expect to accomplish the following goals:
•	Revenue to increase from approximately $200 million to $400 million;

•	EBITDA to increase from approximately $60 million to $120 million; and

•	Company-owned landfills to increase to 35.
     In addition, as we have previously reported, we intend to review price increase opportunities to recover cost increases and improve operating margins. As we have in the past, we also will look for opportunities to improve operating margins by reducing operating costs. Those opportunities may involve a variety of initiatives, including improvements to systems and programs and evaluation of location specific operating results. As we discuss in “—Liquidity and Capital Resources—Cash Flows” below, we expect capital expenditures related to our existing operations for 2007 to be approximately 13% of our revenue, which would include expenditures for vehicles, heavy equipment, containers, landfill cell development, and certain systems and program improvements. Please note that these financial objectives are all forward-looking statements that involve risks, uncertainties and assumptions. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Business—Risk Factors” and “—Cautionary Statement About Forward-Looking Statements” included elsewhere in this report.
     Non-GAAP Measures
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
     We believe EBITDA is useful to an investor in evaluating our operating performance because:

•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt and the impact of our interest rate swap agreements and PIK dividend) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within our operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method we use to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (in thousands):

	2006	2005	2004
Total EBITDA	$42,688	32,185	7,059
Depreciation and amortization	(19,070)	(14,795)	(8,828)
Interest expense, net	(15,632)	(10,366)	(4,453)
Write-off of deferred financing costs and debt discount	(3,240)	(1,308)	(618)
Net gain on terminated interest rate swap	3,980	—	—
Unrealized loss on interest rate swap	(3,393)	—	—
Income tax (provision) benefit	(2,313)	(2,248)	2,476
Accrued payment-in-kind dividend on preferred stock	(1,603)	—	—

Net income (loss) available to common stockholders	$1,417	3,468	(4,364)

     In considering EBITDA results, our management also takes various adjustments (especially for non-operational expenses) into account in evaluating performance in order to provide it with what it believes to be a better view of ongoing operational performance. Thus, for example, in our evaluations we exclude the stock-based compensation charge of $11.5 million ($7.5 million net of tax benefit) incurred during 2004 as these are non-cash charges related to our former parent company’s outstanding stock option plan. We do not, however, exclude stock-based compensation expense related to our restricted share plan as it is a recurring expense. We make similar adjustments in evaluating acquisition candidates for non-recurring items. The following presents a reconciliation of EBITDA to Adjusted EBITDA (in thousands):

	2006	2005	2004
Total EBITDA, per above	$42,688	32,185	7,059
Stock-based compensation expense	—	—	11,532

Adjusted EBITDA	$42,688	32,185	18,591

     Our EBITDA and Adjusted EBITDA, as we define them, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP). EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
     Other Considerations
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
     We capitalize third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs. We expense indirect acquisition costs, such as salaries, commissions and other corporate services, as we incur them. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 2006, we had $0.1 million of capitalized costs relating to pending acquisitions.
     The integration expenses associated with our acquisitions include expenses related to: (i) incorporating new truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system. In the short-term, as expected, the cost of acquiring and integrating companies will continue to put pressure on operating results. While some synergies from tuck-in acquisitions can take as long as 12 months to be realized, we have integrated all of our completed acquisitions to date into our existing operations.
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
     Since completing our initial public offering in June 2004 through the year ended December 31, 2006, we have completed 21 acquisitions. The purchase price for these acquisitions consisted of $132.6 million of cash, $4.5 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock.
     We completed four acquisitions during the year ended December 31, 2006. Three of these acquisitions were from Waste Corporation of America, LLC, a company owned by management and shareholders that were shareholders of our predecessor and former parent. Total consideration for these four acquisitions was approximately $12.9 million, including $7.6 million of cash, $5.3 million of debt assumed (net of $0.1 million of debt discount). Subsequently, we repaid $1.3 million of the assumed debt associated with one of these acquisitions. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.
     The following sets forth additional information regarding the acquisitions since our initial public offering through December 31, 2006:

Company	Location	Completion Date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station	Fort Myers, FL	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	December 28, 2006	Collection

     After giving effect to these acquisitions, at December 31, 2006, we owned and/or operated a total of 20 landfills, 24 collection operations and 24 transfer stations/MRFs, had approximately 278 routes and handled approximately 11,000 landfill tons per day at our landfills.
     On January 3, 2007, we acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation in Fort Myers, Florida. The purchase price for this acquisition was approximately $6.3 million of cash. On February 21, 2007, we purchased American Waste, Inc. and affiliated companies, which consisted of three landfills and four collection operations located near Oklahoma City, Oklahoma. The consideration for this acquisition was approximately $39 million of cash. Of this purchase price, approximately $5 million relates to Pauls Valley Landfill. This landfill is awaiting an expansion permit and volumes there have been regulated (and will continue to be) until such permit is obtained. Together with the two acquisitions, we have made 23 acquisitions totaling $90.4 million in estimated annual “run rate” revenue since completing our initial public offering in June 2004, and own and/or operate 23 landfills, 29 collection operations and 24 transfer stations/ MRFs.
     For a description of our accounting for acquisitions and acquisition-related expenses, please read “—Executive Overview—Other Considerations” above and notes 1 and 3 to the consolidated financial statements. After an acquisition is completed, we incur integration expenses related to (i) incorporating newly acquired truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system. We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition. Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.
Results of Operations
     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%
Revenue	$149,497	100.0	$114,143	100.0	$73,461	100.0
Cost of services	95,991	64.2	73,933	64.8	50,387	68.6
Depreciation and amortization	19,070	12.7	14,795	13.0	8,828	12.0
General and administrative	11,010	7.4	8,311	7.2	16,283	22.2

Operating income (loss)	23,426	15.7	17,104	15.0	(2,037)	(2.8)
Interest expense, net	(15,632)	(10.5)	(10,366)	(9.1)	(4,453)	(6.1)
Write-off of deferred financing costs and debt discount	(3,240)	(2.2)	(1,308)	(1.1)	(618)	(0.8)
Net gain on terminated interest rate swap	3,980	2.7	—	—	—	—
Unrealized loss on interest rate swap	(3,393)	(2.3)	—	—	—	—
Other income, net	192	0.1	286	0.2	268	0.4
Income tax (provision) benefit	(2,313)	(1.5)	(2,248)	(2.0)	2,476	3.4

Net income (loss)	3,020	2.0	3,468	3.0	(4,364)	(5.9)
Accrued payment-in-kind dividend on preferred stock	(1,603)	(1.1)	—	—	—	—

Net income (loss) available to common stockholders	$1,417	0.9	$3,468	3.0	$(4,364)	(5.9)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue. Total revenue for the year ended December 31, 2006 increased $35.4 million, or 31.0%, to $149.5 million from $114.1 million for the year ended December 31, 2005. Acquisitions contributed $22.1 million of the increase while internal volume growth contributed $7.5 million, operational price increases contributed $2.8 million, and pricing from fuel surcharges added $3.0 million.

     Cost of services. Total cost of services for the year ended December 31, 2006 increased $22.1 million, or 29.8%, to $96.0 million from $73.9 million for the year ended December 31, 2005. Increases in labor, insurance, fuel, disposal, repairs and maintenance costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since October 2005. While cost of services increased in total, they have decreased to 64.2% of revenue from 64.8% last year. Reductions in operating costs as a percentage of revenue were achieved related to certain licenses and fees, landfill site expenses and field administrative costs which are semi-fixed and do not increase proportionally with revenue. Fuel costs as a percentage of revenue remained consistent at 6.5% for the years ended December 31, 2006 and 2005. While our fuel surcharges continue to cover a portion of the increase in fuel costs, fuel costs have a dilutive effect on operating margins. Other than volatility in fuel prices, inflation has not materially affected our operations.
     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2006 increased $4.3 million, or 28.9%, to $19.1 million from $14.8 million for the year ended December 31, 2005. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.
     General and administrative. Total general and administrative expense increased $2.7 million, or 32.5%, to $11.0 million for the year ended December 31, 2006 from $8.3 million for the year ended December 31, 2005. The increase is primarily attributable to increases in payroll-related costs, insurance costs and the write-off of acquisition costs as well as costs associated with operating the company airplane, partially offset by a reduction in legal expenses. The general and administrative expense also includes a $0.6 million increase in stock-based compensation expense recognized in each year related to earned compensation from restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan.
     Interest expense, net. Interest expense, net for the year ended December 31, 2006 increased by 50.8%, to $15.6 million from $10.4 million for the year ended December 31, 2005. As a percentage of revenue, interest expense increased to 10.5% for the year ended December 31, 2006 from 9.1% for the year ended December 31, 2005. The increase relates to the higher average interest rate and the higher average debt balance outstanding as a result of debt assumed in connection with acquisitions as well as the issuance of our 9.25% senior notes in July 2006. Our average borrowing rate increased from 7.90% at the end of 2005 to 9.29% at the end of 2006 mainly due to the higher interest rate associated with our senior notes.
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
     Net gain on terminated interest rate swap. With the restructuring of our long-term debt and the termination of the interest rate swap in July 2006, we recognized and realized the entire gain of $4.0 million related to the interest rate swap agreement from the swap counter-party.
     Unrealized loss on interest rate swap. The $3.4 million loss is attributable to the recognition of the unrealized loss as of December 31, 2006 of the new interest rate swap agreement we entered into in July 2006. At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.
     Income tax provision. Income tax provision in the year ended December 31, 2006 as a percentage of pre-tax income was 43.4% as compared to 39.3% for the year ended December 31, 2005. The increase in tax rate is primarily due to the impact of non-deductible expenses in the current year.

     Accrued payment-in-kind dividend on preferred stock. The $1.6 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from its date of issuance (July 27, 2006) to December 31, 2006. Please read “—Liquidity and Capital Resources—Private Placement of Preferred Stock.”
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
     General and administrative. Total general and administrative expense increased $3.1 million, or 64.2%, to $7.8 million for the year ended December 31, 2005 from $4.7 million for the year ended December 31, 2004. The increase is primarily attributable to increased administrative costs associated with being a public company, including legal, accounting, compliance with the Sarbanes-Oxley Act of 2002, printing, travel, insurance and other costs, including costs associated with our ongoing acquisition program. The general and administrative expense also includes stock-based compensation charge. The stock-based compensation expense during the year ended December 31, 2005 relates to earned compensation from restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan. We recognized a compensation charge of $11.5 million during the year ended December 31, 2004. Prior to our internal reorganization, our former parent, Waste Corporation of America, had options and warrants outstanding. As part of the internal reorganization, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. This restructuring led to the $11.5 million compensation charge prior to our initial public offering that occurred in June 2004 based on the estimated fair value of the stock issued in cancellation of the options and warrants.
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
     During July 2006, we implemented a new capital plan consisting of the issuance of $150 million of new unsecured senior notes, a new $175 million revolving credit facility and $75 million of convertible preferred stock as described below. As a result of the implementation of the capital plan, as of December 31, 2006, we had approximately $167.3 million in debt and $53.5 million in cash on hand and restricted cash, resulting in net debt of $113.8 million. With equity at $167.8 million as of December 31, 2006, we had a net debt-to-total capitalization ratio of 40.4% as of that date. During the first two months of 2007, we used approximately $45 million of the cash on hand at year-end to complete two acquisitions.
     As of December 31, 2006, we had total outstanding long-term debt of approximately $167.3 million, consisting of $150 million of senior notes, approximately $7.1 million of various seller notes, approximately $9.2 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $1.0 million of equipment notes. This represented a decrease of $9.3 million over our total debt outstanding as of December 31, 2005. The decrease in outstanding debt since December 31, 2005 was primarily due to the repayment of approximately $162 million related to the old credit agreements, partially offset by the issuance of $150 million of senior notes and debt assumed in connection with acquisitions. The old credit agreements were repaid with proceeds from the issuance of senior notes and convertible preferred stock in July 2006 as discussed below. As of December 31, 2006, we had approximately $9.9 million in letters of credit issued under our new credit facility, leaving $165.1 million in availability under the facility.
     On July 7, 2006, we entered into a new interest rate swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. We did not enter into the interest rate swap agreements for trading purposes. The swap agreement was intended to limit our exposure to a rising rate interest environment. At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.
     9.25% Senior Notes Due 2014
     On July 5, 2006, we issued $150 million aggregate principal amount of 9.25% senior notes due 2014. The net proceeds of the offering were $145.7 million after deducting $3.75 million in initial purchasers’ discounts and other issuance costs. The proceeds were applied to certain debt outstanding under our first and second lien credit agreements as well as outstanding borrowings on the revolving note payable. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006 with the following redemption provisions:

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
     The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee. The indenture contains covenants including, among other provisions, limitations on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments. As of December 31, 2006, we were in compliance with all covenants under the senior notes indenture.
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
     Other covenants in the credit agreement limit our ability and certain of our subsidiaries to, among other things, create, incur, assume or permit to exist certain liens; make certain investments, loans and advances; enter into any sale-leaseback transactions; materially change the nature of their businesses; create, incur, assume or permit to exist certain leases; merge into or with or consolidate with any other person; sell, lease or otherwise dispose of all or substantially all of their properties or assets; discount or sell any of their notes or accounts receivable; transact business with affiliates unless in the ordinary course of business and on arm’s length basis; make certain negative pledges; or amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt. Please read “Risk Factors—Risks Associated with Our Indebtedness.” As of December 31, 2006, we were in compliance with all covenants under the credit facility agreement.
     Private Placement of Preferred Stock
     On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the Purchase Agreement) with Ares Corporate Opportunities Fund II L.P., which provided for us to issue and sell 750,000 shares (Preferred Shares) of Series A Convertible Preferred Stock, par value $0.01 per share (Preferred Stock), to Ares. The purchase price per Preferred Share was $100.00, for an aggregate purchase price of $75 million. The Preferred Stock is convertible into our common stock, par value $0.01 per share (Common Stock), at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually. The closing of the sale and issuance of the full amount of Preferred Shares pursuant to the Purchase Agreement was completed on July 27, 2006.
     The Preferred Shares are immediately convertible at Ares’ discretion into 8,045,521 shares of our Common Stock, which would represent approximately 32.4% of the outstanding Common Stock on a post-conversion basis as of March 1, 2007. Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.3% of the post-conversion shares outstanding.
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
     Tax-Exempt Bonds
     In February 2006, we assumed $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition. We repaid $0.1 million of the assumed debt in June 2006. As of December 31, 2006, including bonds assumed in prior acquisitions, we had $9.2 million of tax-exempt bonds outstanding.

     Contractual Obligations
     As of December 31, 2006, we had the following contractual obligations (in thousands). The contractual obligations do not include interest payments on long-term debt due to the variable interest rates under our credit facility and the varying amounts outstanding under our credit facility during the year. The contractual interest rate for our credit facility is the LIBOR base rate plus a stipulated margin, which also fluctuates based on our leverage ratio. For the year ended December 31, 2006, our cash paid for interest expense was $15.8 million. Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2006.

	Payments Due By Period
		Less			More
		Than 1			Than 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt principal amount outstanding (1)	$167,333	$916	$4,276	$5,071	$157,070
Closure and post-closure costs (2)	110,344	—	444	—	109,900
Operating lease	5,331	778	1,496	1,303	1,754
Note payable	3,335	3,335	—	—	—

Total	$286,343	$5,029	$6,216	$6,374	$268,724

(1)	Related interest obligations have been excluded from this maturity schedule.

(2)	The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2006, without the impact of discounting and inflation. We believe the amount and timing of these activities are reasonably estimable. The cost in current dollars is inflated (2.5% at December 31, 2006) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2006). Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.
     Other Commitments
     As of December 31, 2006, we had the following other commitments (in thousands):

	Commitment Expiration By Period
		Less			More
		Than 1			Than 5
Other Commitments	Total	Year	1-3 Years	4-5 Years	Years
Financial surety bonds(1)	$39,475	$39,475	$—	$—	$—
Standby letters of credit(2)	9,853	9,853	—	—	—

Total	$49,328	$49,328	$—	$—	$—

(1)	We use financial surety bonds for landfill closure and post-closure financial assurance required under certain environmental regulations and may use other mechanisms including insurance, letters of credit and restricted cash deposits. These surety bonds are renewed on an annual basis. We have experienced less availability of surety bonds for landfill closure and post-closure requirements and increased costs including the direct fees associated with the bonds, increased levels of standby letters of credit or personal guarantees provided to the surety bond underwriters. Our commitments for financial surety bonds are not recorded in our financial statements. Our surety bonds relate to closure and post-closure obligations relating to our landfills and would not create debt unless and until we closed such landfills and were unable to satisfy closure and post-closure obligations.

(2)	We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above. As of December 31, 2006, $4.7 million had been provided to the surety bond underwriters. We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims. As of December 31, 2006, we had provided $5.2 million in standby letters of credit. All of these standby letters of credit are renewed on an annual basis. Our commitments for standby letters of credit are not recorded in our financial statements. The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income. However, we currently satisfy such claims from our cash flows from operations.
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
     We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors. As of December 31, 2006, we had accrued approximately $2.0 million for these claims. If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.
     Cash Flows
     The following is a summary of our cash balances and cash flows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cash and cash equivalents at the end of the period	$52,207	$678	$272
Net cash provided by operating activities	$36,876	$19,562	$12,568
Net cash used in investing activities	$(36,537)	$(111,381)	$(45,963)
Net cash provided by financing activities	$51,190	$92,225	$33,562
     Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $36.9 million, $19.6 million and $12.6 million, respectively. The changes in cash flows from operating activities are primarily due to changes in the components of working capital from year to year. Other items impacting operating cash flows include depreciation and amortization, write-off of deferred financing costs and debt discount, interest rate swap, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses. Additionally in 2006, we realized $4.0 million from the termination of an interest rate swap agreement.
     Net cash used in investing activities consist primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $36.7 million, $111.6 million and $45.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The fluctuation is mainly caused by acquisitions over the years. We spent substantially more in acquisitions in 2005. During 2006 we reduced our pace for acquisitions and focused on implementing a new capital plan to provide us with more funds to pursue future acquisitions. On the other hand, capital expenditures related to our existing operations have increased steadily as our revenue grows. We expect maintenance capital expenditures for 2007, excluding acquisitions, to be approximately 13% of our revenue. In addition, we expect to incur additional capital expenditures for acquisitions that have further growth potential. These expenditures, together with maintenance capital expenditures, include the cost of vehicles, heavy equipment, containers, landfill cell development and certain information systems and program improvements. Furthermore, in connection with the execution of our acquisition strategy, we expect to make substantial capital expenditures. Because of their nature, we cannot accurately predict the amount and timing of these acquisition expenditures. We believe that we will have the necessary financial sources available to fund our capital expenditures and our acquisition program. These sources include the use of borrowings under our existing credit facility, seller notes, and the issuance of new debt or equity.
     Net cash provided by financing activities during the years ended December 31, 2006, 2005 and 2004 was $51.2 million, $92.2 million and $33.6 million, respectively. Net cash provided by financing activities during the years ended December 31, 2006, 2005 and 2004 mainly includes a combination of the issuance of equity including common stock and preferred stock, the issuance of our senior notes, borrowings under our credit facilities, repayments of debt, and financing costs associated with our credit facilities in all periods, and distributions to our former parent in 2004. Proceeds from financing during 2006 included the net proceeds from the issuance of Preferred Stock and our senior notes. Proceeds from financing during 2005 included the net proceeds from the use of our credit facilities and seller notes. The significant increase in net cash from investing activities in 2005 reflects the amounts borrowed related to our ongoing acquisition program.
Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates and other significant accounting policies in notes 1 and 2 to our consolidated financial statements.
     Landfill Accounting
     Capitalized Landfill Costs
     At December 31, 2006, we owned 20 landfills. Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2006.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of December 31, 2006, no capitalized interest was included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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

     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of December 31, 2006, we have included 127 million cubic yards of expansion airspace with estimated development costs of approximately $91.4 million in our calculation of the rates used for the amortization of landfill costs.
     Closure and Post-Closure Obligations
     We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for municipal solid waste (MSW) facilities and up to five years for construction and demolition debris (C&D) facilities.
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
     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2006, 2005 and 2004:

	2006	2005	2004
Number of landfills owned	20	19	14
Landfill depletion and amortization expense (in thousands)	$8,784	$6,957	$4,290
Accretion expense (in thousands)	284	159	257
Closure and post-closure cost (in thousands)	286	—	—

	$9,354	7,116	4,547
Airspace consumed (in thousands of cubic yards)	4,806	3,854	2,623

Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$1.95	$1.85	$1.73

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

     Goodwill and Intangible Assets
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
Recently Adopted and New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). In general, SFAS No. 123(R) does not change the approach described in SFAS No. 123, but it requires all share-based awards to employees to be recognized as compensation expense based on the fair value of the award at the date of grant. On December 22, 2005, we accelerated vesting of all outstanding “out-of-the-money” unvested stock options to avoid recognizing compensation cost in the statement of operations in future financial statements subsequent to the adoption of SFAS No. 123(R). It is estimated that the maximum future compensation expense that was avoided was approximately $1,058, before tax, based on our adoption date on January 1, 2006. On January 1, 2006, we adopted SFAS No. 123 (R) using the modified prospective method, and accordingly, has not restated the consolidated statements of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (iii) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (iv) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. It also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We are currently evaluating the impact of SFAS No. 157 on our financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB 108 has a material impact on our consolidated financial position, results of operations or cash flows.

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
     Thus, for example, our future financial performance will depend significantly on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:
•	we may be unable to identify, complete or integrate future acquisitions, which may harm our prospects;

•	we compete for acquisition candidates with other purchasers, some of which have greater financial resources and may be able to offer more favorable terms, thus limiting our ability to grow through acquisitions;

•	in connection with financing acquisitions, we may incur additional indebtedness, or may issue additional shares of our common stock, which would dilute the ownership percentage of existing stockholders;

•	businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures, which would adversely affect our financial results;

•	rapid growth may strain our management, operational, financial and other resources, which would adversely affect our financial results;

•	our acquisition strategy has resulted and is expected to continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected; and

•	we may incur charges related to acquisitions, which could lower our earnings.
     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:
•	changes in interest rates may affect our profitability;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor, fuel and insurance could reduce operating margins;

•	we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition;

•	our failure to remain competitive with our numerous competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business;

•	we may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenue to decline;

•	comprehensive waste planning programs and initiatives required by state and local governments may reduce demand for our services, which could adversely affect our waste volumes and the price of our landfill disposal services;

•	covenants in our credit facilities and the instruments governing our other indebtedness may limit our ability to grow our business and make capital expenditures;

•	efforts by labor unions to organize our employees could divert management attention and increase our operating expenses;

•	a general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenue and cash flows;

•	current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business;

•	we are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors;

•	seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price;

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations;

•	conflicts of interest to our stockholders’ detriment may arise between us and Waste Corporation of America and its controlling equity holder, who owns a significant portion of our equity and has one director on our board;

•	our executive officers, directors and their related entities own a significant interest in our voting stock and may be able to exert significant influence over our management and affairs, which may discourage a potential change of control transaction;

•	provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price; and

•	we may issue preferred stock that has a liquidation or other preference over our common stock without the approval of the holders of our common stock, which may affect those holders rights or the market price of our common stock.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of business, we are exposed to market risk, including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. Effective November 1, 2005, we entered into an interest rate swap agreement whereby we exchanged $150 million of floating rate LIBOR for a five-year fixed-rate of 4.885%. The swap was initially intended to be a hedge against interest payments under our various floating rate debt instruments. With the restructuring of our long-term debt and the termination of this swap position in July 2006, we realized a $4.0 million gain from the swap counter-party. Shortly thereafter, we entered into a new swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. At December 31, 2006, the related floating rate was 5.36%. The intention of this swap agreement is to limit our exposure to a rising rate interest environment. At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge. We did not enter into the interest rate swap agreements for trading purposes.
     As of December 31, 2006, we had no debt outstanding that bears interest at variable or floating rates as compared to approximately $12.0 million as of December 31, 2005. With the placement of a new swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $150 million. A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.5 million annually while a 100 basis point decrease in interest rates would result in $1.5 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap. Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.” The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2006 (dollars in thousands):

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total
Debt:
Senior Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate (a)
Environmental Facilities
Revenue Bonds	$350	$380	$415	$455	$495	$7,070	$9,165
Average interest rate (b)
Other borrowings	$566	$331	$3,150	$4,121	$—	$—	$8,168
Average interest rate	6.3%	6.3%	5.1%	7.9%	—	—	6.7%
Note payable	$3,335	$—	$—	$—	$—	$—	$3,335
Average interest rate	6.0%	—	—	—	—	—	6.0%

(a)	The nominal interest rate of our senior notes is 9.25%. The average effective interest rate is 9.38% as interest is computed on the basis of a 360-day year as stipulated by the note agreement.

(b)	Borrowings under the Environmental Facilities Revenue Bonds bear interest at 8.50% to 9.00%. As of December 31, 2006, the weighted average interest rate in effect for the Environmental Facilities Revenue Bonds was 8.89%.
     Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes. As of December 31, 2006, the fair value of these notes, based on quoted market prices, was approximately $156.7 million compared to a carrying amount of $150 million.

Item 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
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
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors
WCA Waste Corporation (formerly WCA Waste Systems, Inc.):
We have audited the accompanying consolidated balance sheets of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in note 1(r) to the consolidated financial statements, effective January 1, 2006, WCA Waste Corporation (formerly WCA Waste Systems, Inc.) adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WCA Waste Corporation’s (formerly WCA Waste Systems, Inc.) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 14, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
WCA Waste Corporation (formerly WCA Waste Systems, Inc.):
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WCA Waste Corporation (formerly WCA Waste Systems, Inc.) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WCA Waste Corporation’s (formerly WCA Waste Systems, Inc.) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that WCA Waste Corporation (formerly WCA Waste Systems, Inc.) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, WCA Waste Corporation (formerly WCA Waste Systems, Inc.) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation (formerly WCA Waste Systems, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 14, 2007

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$52,207	678
Restricted cash	375	270
Accounts receivable, net of allowance for doubtful accounts of $540 and $1,190	17,165	16,127
Deferred tax assets	1,036	763
Prepaid expenses and other	7,858	4,728

Total current assets	78,641	22,566

Property and equipment, net	207,441	186,299
Goodwill, net	73,546	72,455
Intangible assets, net	4,885	5,041
Deferred financing costs, net	5,429	3,374
Restricted cash — debt service reserve fund	973	675
Other assets	334	1,128

Total assets	$371,249	291,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,469	6,284
Accrued liabilities and other	12,311	7,426
Accrued closure and post-closure liabilities	—	286
Note payable	3,335	73
Current maturities of long-term debt	916	1,910

Total current liabilities	24,031	15,979

Long-term debt, less current maturities and discount	165,958	174,352
Interest rate swap	2,448	550
Accrued closure and post-closure liabilities	3,751	3,332
Deferred tax liabilities	7,282	5,618

Total liabilities	203,470	199,831

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 750 shares; issued and outstanding 750 shares and 0 shares, respectively (liquidation preference $96,006)	8	—
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,859 shares and 16,532 shares	169	165
Treasury stock	(174)	—
Additional paid-in capital	161,316	86,930
Retained earnings	6,460	5,043
Accumulated other comprehensive loss	—	(431)

Total stockholders’ equity	167,779	91,707

Total liabilities and stockholders’ equity	$371,249	291,538

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$149,497	114,143	73,461
Expenses:
Cost of services	95,991	73,933	50,387
Depreciation and amortization	19,070	14,795	8,828
General and administrative (including stock-based compensation of $1,118, $509 and $11,532, respectively)	11,010	8,311	16,283

	126,071	97,039	75,498

Operating income (loss)	23,426	17,104	(2,037)

Other income (expense):
Interest expense, net	(15,632)	(10,366)	(4,453)
Write-off of deferred financing costs and debt discount	(3,240)	(1,308)	(618)
Net gain on terminated interest rate swap	3,980	—	—
Unrealized loss on interest rate swap	(3,393)	—	—
Other income, net	192	286	268

	(18,093)	(11,388)	(4,803)

Income (loss) before income taxes	5,333	5,716	(6,840)
Income tax (provision) benefit	(2,313)	(2,248)	2,476

Net income (loss)	3,020	3,468	(4,364)
Accrued payment-in-kind dividend on preferred stock	(1,603)	—	—

Net income (loss) available to common stockholders	$1,417	3,468	(4,364)

Earnings per share — basic and diluted:
Net income (loss) available to common stockholders	$0.09	0.22	(0.38)

Weighted average shares outstanding — basic	16,360	15,579	11,599

Weighted average shares outstanding — diluted	16,385	15,641	11,599

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Stockholders’ Equity
(in thousands)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Loss	Equity
Balance, December 31, 2003	—	$—	8,000	$80	—	$—	12,548	5,939	—	18,567
Settlement of WCA options through issuance of WCA common stock	—	—	—	—	—	—	6,849	—	—	6,849
Distribution to Old WCA, net of tax allocation	—	—	—	—	—	—	(3,076)	—	—	(3,076)
Proceeds from initial public offering	—	—	6,590	66	—	—	54,944	—	—	55,010
Issuance of shares in acquisition	—	—	263	3	—	—	1,584	—	—	1,587
Net loss	—	—	—	—	—	—	—	(4,364)	—	(4,364)

Balance, December 31, 2004	—	—	14,853	149	—	—	72,849	1,575	—	74,573
Change in accumulated loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	(431)	(431)
Issuance of common stock	—	—	1,475	14	—	—	13,574	—	—	13,588
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	204	2	—	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	509	—	—	509
Net income	—	—	—	—	—	—	—	3,468	—	3,468

Balance, December 31, 2005	—	—	16,532	165	—	—	86,930	5,043	(431)	91,707
Reclassification of accumulated loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	431	431
Issuance of preferred stock, net of issuance costs of $3,107	750	8	—	—	—	—	71,885	—	—	71,893
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	1,603	(1,603)	—	—
Issuance of common stock	—	—	6	—	—	—	52	—	—	52
Repurchase of common shares	—	—	(16)	—	—	—	(124)	—	—	(124)
Equity transaction costs	—	—	—	—	—	—	(144)	—	—	(144)
Gecko holdback settlement	—	—	(18)	—	18	(174)	—	—	—	(174)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	355	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,118	—	—	1,118
Net income	—	—	—	—	—	—	—	3,020	—	3,020

Balance, December 31, 2006	750	$8	16,859	$169	18	$(174)	161,316	6,460	—	167,779

Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$3,020	3,468	(4,364)
Unrealized gain (loss) on interest rate swap, net of tax	431	(431)	—

Total comprehensive income (loss)	$3,451	3,037	(4,364)

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2006	2005 (1)	2004 (1)

Cash flows from operating activities:
Net income (loss)	$3,020	3,468	(4,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,070	14,795	8,828
Non-cash compensation charge	1,118	509	6,849
Amortization of deferred financing costs and debt discount	728	587	666
Write-off of deferred financing costs and debt discount	3,240	1,308	618
Deferred tax provision (benefit)	2,271	2,145	(2,477)
Accretion expense for closure and post-closure obligations	284	159	257
Gain on sale of assets	(192)	(295)	(268)
Unrealized loss on interest rate swap	3,393	—	—
Prepaid disposal usage	2,383	1,834	377
Cost of terminated acquisitions	286	70	7
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(946)	(5,163)	(3,317)
Prepaid expenses and other	(1,594)	(2,347)	3,234
Accounts payable and other liabilities	3,815	2,492	2,158

Net cash provided by operating activities	36,876	19,562	12,568

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(7,600)	(93,631)	(31,330)
Proceeds from sale of fixed assets	258	317	283
Cost incurred on possible acquisitions	(85)	(64)	(327)
Capital expenditures	(29,110)	(18,003)	(14,589)

Net cash used in investing activities	(36,537)	(111,381)	(45,963)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	55,010
Proceeds from issuance of preferred stock, net of issuance costs	71,893	—	—
Proceeds from issuance of long-term debt, net of original purchase discount	145,669	127,500	46,900
Principal payments on long-term debt	(126,969)	(23,537)	(12,785)
Repayment of Waste Management, Inc. note	—	—	(13,343)
Net change in revolving line of credit	(37,723)	(9,176)	(33,263)
Distributions and transfers to Old WCA, net	—	—	(6,667)
(Increase) decrease in restricted cash	14	(208)	—
Equity transaction costs	(144)	—	—
Deferred financing costs	(1,550)	(2,354)	(2,290)

Net cash provided by financing activities	51,190	92,225	33,562

Net change in cash and cash equivalents	51,529	406	167
Cash and cash equivalents at beginning of period	678	272	105

Cash and cash equivalents at end of period	$52,207	678	272

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2006	2005 (1)	2004 (1)

Supplemental cash flow information:
Cash paid during the year for:
Interest	$15,758	9,452	3,772
Taxes	315	—	—

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	7,570	239	2,091
Acquisitions of operations:
Restricted cash	417	737	—
Accounts receivable	92	1,925	552
Prepaid expenses and other	88	29	11
Property and equipment, net	10,739	91,674	15,068
Goodwill	1,091	24,945	17,667
Intangible assets	157	2,252	3,060
Debt and liabilities issued or assumed	6,254	6,802	441
Long-term debt, net of debt discount	—	1,500	3,000
Accrued closure post-closure liabilities	12	544	—
Deferred tax liabilities	(1,160)	5,665	—
Common stock	—	15	3
Treasury stock	(174)	—	—
Additional paid-in capital	52	13,405	1,584

(1)	Revised to reclassify principal payments on a note payable used to finance insurance premiums from Net cash provided by financing activities to Net cash provided by operating activities. See note 1(v) Reclassifications.
See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
(1) Organization and Summary of Significant Accounting
(a) Business
WCA Waste Corporation (WCA or the Company) was formed effective October 1, 2000 for the purpose of acquiring certain solid waste operations in the Central and Southern United States of America. WCA currently provides integrated non-hazardous solid waste collection, transfer, processing and disposal services to customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Texas, and Tennessee. See note 1(b) “Internal Reorganization and Basis of Presentation” for additional discussion on the formation of WCA.
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
(d) Cash Equivalents and Restricted Cash
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Restricted cash relates to the Environmental Facilities Revenue Bonds assumed as part of acquisitions in October 2005 and February 2006.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
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
(f) Landfill Accounting
Capitalized Landfill Costs
At December 31, 2006, the Company owned 20 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2006.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At December 31, 2006, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Closure and Post-Closure Obligations
The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years for municipal solid waste (MSW) facilities and up to five years for construction and demolition debris (C&D) facilities.
The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.
The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

		Closure and
	Landfill	Post-closure
	Assets, Net	Liabilities
December 31, 2003	$50,671	3,005
Capital expenditures	4,991	—
Acquisition of landfill	5,975	45
Amortization expense	(4,290)	—
Obligations incurred and capitalized	328	328
Revisions to estimates of closure and post-closure activities	(1,412)	(1,412)
Interest accretion	—	257

December 31, 2004	$56,263	2,223
Capital expenditures	8,878	—
Acquisition of landfill	68,882	544
Amortization expense	(6,957)	—
Obligations incurred and capitalized	301	301
Revisions to estimates of closure and post-closure activities	391	391
Interest accretion	—	159

December 31, 2005	$127,758	3,618
Capital expenditures	12,107	—
Acquisition of landfill and other adjustments	1,578	(291)
Amortization expense	(8,784)	—
Obligations incurred and capitalized	446	446
Revisions to estimates of closure and post-closure activities	(306)	(306)
Interest accretion	—	284

December 31, 2006	$132,799	3,751

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	December 31,
	2006	2005	2004
Recorded amounts:
Current portion	$—	286	443
Noncurrent portion	3,751	3,332	1,780

Total recorded	$3,751	3,618	2,223

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
The Company’s total anticipated cost for closure and post-closure activities is $110.3 million, as measured in current dollars. The recorded liabilities as of December 31, 2006 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value. The Company believes the amount and timing of these activities are reasonably estimable. Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2007	2008	2009	2010	2011	Thereafter
$—	$444	$—	$—	$—	$109,900
Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2006, 2005 and 2004) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2006, 2005 and 2004). Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability, the amount recorded would have been $16.8 million, $14.0 million and $9.9 million at December 31, 2006, 2005 and 2004, respectively.
The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology
Definitions:
Closure	Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2006, 2005 and 2004).
Cost Estimates:	Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.
Inflation:	Inflation rate of 2.5% for 2006, 2005 and 2004.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure	The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed. Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.
Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2006, 2005 and 2004).

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
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

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
(j) Costs Incurred on Possible Acquisitions
Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process, and nonrefundable down payments. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense. During 2006, 2005 and 2004, the Company expensed $286, $70, and $7, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations. At December 31, 2006 and 2005, $113 and $314 of such capitalized costs are reflected in other assets on WCA’s consolidated balance sheets.
(k) Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense using the effective interest method. During 2006, 2005 and 2004, the Company expensed $696, $580, and $632, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations. In addition, the Company wrote off $3,240 of deferred financing costs and debt discount associated with the first and second lien credit agreements that were repaid and retired in connection with its financing transactions in July 2006. The Company wrote off $1,308 of deferred financing costs and debt discount in connection with the restructuring of its credit facility in April 2005 and the repayment of the Environmental Facilities Revenue Bonds in June 2005. The Company also wrote off $618 of deferred financing costs related to the amendment of the Company’s credit facility in December 2004.
(l) Interest Expense
Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, offset by interest income earned on the Company’s cash balances. For the years ended December 31, 2006, 2005 and 2004, interest expense consists of the following (in thousands):

	2006	2005	2004
Note payable and long-term debt	$16,206	9,851	3,787
Amortization of deferred financing costs	696	580	632
Amortization of debt discount	32	7	35

	16,934	10,438	4,454
Less interest income	1,302	72	1

Interest expense, net	$15,632	10,366	4,453

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
Income taxes have been calculated on a separate company basis consistent with the requirements of SFAS No. 109, “Accounting for Income Taxes”. All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Income taxes payable are included with accrued liabilities on the Company’s balance sheets. See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.
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
Effective October 31, 2003, the Company entered into a six-month interest rate swap agreement with a notional amount of $19 million. Under the agreement, the Company received a floating rate and paid a fixed interest rate. The Company did not designate this interest rate swap as a hedging instrument under SFAS No. 133 and therefore the interest rate swap was marked to market. Changes in the fair value of the interest rate swap from period to period were recorded as a component of interest expense. For the year ended December 31, 2004, the Company recorded $14 of additional interest income related to the change in fair value of the interest rate swap.
Effective November 1, 2005, the Company entered into an interest rate swap agreement with a notional amount of $150 million. Under the agreement, the Company receives a floating rate of interest based on LIBOR and pays a fixed rate of 4.885% through maturity of the swap in November 2010. The Company designated this swap agreement as a cash flow hedge of the variability of forecasted interest payments on current and future floating-rate debt obligations. Therefore changes in the fair market value of the swap agreement were reflected in other comprehensive income (loss). For the year ended December 31, 2005, the Company recorded $161 in current liabilities and $550 in long-term liabilities, net of deferred taxes of $280, and $431 as an unrealized loss within accumulated other comprehensive loss. With the restructuring of its long-term debt and the termination of the interest rate swap in July 2006, the Company received $4.0 million from the swap counter-party and recorded the entire gain of $4.0 million in the consolidated statement of operations.
On July 7, 2006, the Company entered into a new interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The Company did not enter into the interest rate swap agreement for trading purposes, but rather the swap agreement was intended to limit the Company’s exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR-based debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge. For the year ended December 31, 2006, the Company recorded $3.4 million of unrealized loss related to the interest rate swap in the consolidated statement of operations
(q) Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and accrued expenses approximate fair value.
As of December 31, 2006, the fair value of the Company’s 9.25% senior notes, based on quoted market prices, was approximately $156.7 million compared to a carrying amount of $150 million
(r) Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective method, and accordingly, has not restated the consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, the Company recorded no compensation expense for stock options granted to employees when the exercise price of the options is equal to or greater than the fair market value of common stock on the date of grant.
On December 22, 2005, in response to SFAS No. 123(R), the Company’s Board of Directors approved accelerating the vesting of all outstanding “out-of-the-money” unvested stock options. All outstanding stock options had exercise prices in excess of the closing price of $7.40 on December 22, 2005, the effective date of the acceleration.
The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of operations in future financial statements subsequent to the adoption of SFAS No. 123(R). It is estimated that the maximum future compensation expense that was avoided was approximately $1,058, before tax, based on the Company’s adoption date on January 1, 2006. The vesting acceleration did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. The pro-forma disclosure presented below includes approximately $1.8 million ($1.1 million, net of tax) of compensation expense for the year ended December 31, 2005.
Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2005		2004
Risk-free interest rate	3.4%		2.8%
Volatility factor of stock price	0.35		0.37
Dividends	—		—
Option life	4	years	4	years
Calculated fair value per share	$3.35		3.14

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net income (loss) — as reported	$3,468	(4,364)
Stock-based employee compensation expense included in reported net income, net of tax	—	7,496
Stock-based employee compensation expense determined under fair value based methods, net of tax	(1,072)	(7,851)

Net income (loss) — pro forma	$2,396	(4,719)

Earnings (loss) per share — basic and diluted	$0.22	(0.38)

Pro forma earnings (loss) per share — basic and diluted	$0.15	(0.41)

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
(t) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. At December 31, 2006, 2005 and 2004, no single group or customer represents greater than 10% of total accounts receivable.
(u) Allocation of Expenses
Prior to the reorganization discussed in note 1(b), the Company was a wholly owned-subsidiary of Old WCA and shared common management, general and administrative and overhead costs. The cost for these services were incurred by the Company and allocated to Old WCA and Old WCA’s other subsidiaries. The Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages. Management believes that these two bases of allocation of expenses provided the most relevant and reasonable method of allocating these costs to the respective operations. In connection with the reorganization, the Company entered into an administrative services agreement with Old WCA where Old WCA will pay a monthly fee of approximately $40 for administrative services, including executive officers, other employees, administrative systems, service and facilities. In response to decreases in Old WCA’s assets and operations, the monthly administrative fees were reduced to $30 starting in October 2005 and $20 starting in January 2006. Such fees were further reduced to $10 starting in February 2006 upon the completion of the Company’s acquisition of Transit Waste from Old

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
WCA. Subsequent to the acquisition of Fort Myers transfer station from Old WCA in August 2006, the allocation of administrative expenses was completely eliminated. During the years ended December 31, 2006, 2005 and 2004, the Company allocated costs totaling $90, $450 and $511, respectively, to Old WCA. WCA’s senior management serve as officers of Old WCA. It is impracticable to estimate the amount of expenses that would have been incurred in each of the three years ended December 31, 2006 had the Company been an unaffiliated entity of Old WCA.

There has been no allocation of debt or interest expense between the Company and Old WCA as both entities have incurred their own debt in order to finance their operations. There is no inter-company debt between the Company and Old WCA, and the Company does not receive proceeds from any debt incurred by Old WCA.

(v)	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation. Cash flow information has been revised to reclassify the principal payments on a note payable that was utilized to finance insurance premiums from Net cash provided by financing activities to Net cash provided by operating activities. Such reclassifications had no impact on Net cash provided by investing activities or Net change in cash and cash equivalents for either of the prior years. These payments totaled $2,257 and $903 for the years ended December 31, 2005 and 2004, respectively. The following reflects the impact of these reclassifications on amounts previously reported (in thousands):

	2005		2004
	As Previously	As	As Previously	As
	Reported	Reclassified	Reported	Reclassified
Cash flows from operating activities	$21,819	$19,562	$13,471	$12,568
Cash flows from financing activities	$89,968	$92,225	$32,659	$33,562
(w)	Segment Information

The Company’s revenues are derived from one industry segment, which includes collection, transfer and disposal of non-hazardous solid waste primarily in the central and southern United States. The Company considers each of its operating states to be a geographic segment as each state includes vertically integrated operations, reports stand-alone financial information and has a respective operating manager that reports to the Company’s chief operating officer. The states of Kansas and Missouri are combined as one segment as are Colorado and New Mexico due to the reporting structure and the vertical integration of the related operations. See note 12 “Segment Reporting” for geographic information relating to the Company’s operations.

(x)	New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (iii) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (iv) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. It also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of SAB 108 has a material impact on its consolidated financial position, results of operations or cash flows.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
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

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.
Asset Impairments. Accounting standards require that assets be written down if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by either internally developed discounted projected cash flow analysis of the asset or an analysis of market value for similar assets. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in note 1(f).

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

During 2006, the Company completed four acquisitions, including three acquisitions from Old WCA (see note 14). Total consideration for these transactions was approximately $12.9 million, including $7.6 million of cash, and $5.3 million of debt assumed (net of $0.1 million of debt discount). Subsequently, we repaid $1.3 million of the assumed debt associated with one of these acquisitions. These acquisitions resulted in the addition of one landfill, one collection operation and two transfer stations. Also during 2006, 17,943 shares were returned as treasury shares and 6,427 shares were issued in association with final settlement of prior acquisitions.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
During 2005, the Company completed 10 acquisition transactions, including one acquisition from Old WCA. Total consideration for these transactions was $119.1 million, including cash consideration of $92.0 million primarily funded with proceeds from the Company’s credit facilities. Other consideration included $1.5 million in convertible debt, $6.6 million in debt assumed, net of discount, $5.6 million in deferred tax liabilities assumed and 1,474,694 shares of common stock valued at $13.4 million. Contemporaneously with one acquisition, certain individuals affiliated with the seller purchased $2.5 million in convertible debt. These acquisitions resulted in the addition of five landfills, four collection operations and six transfer stations/MRFs. Two of the acquisitions (MRR Southern and Meyer & Gabbert) were deemed significant as defined by the SEC.

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
During 2004, the Company completed seven acquisition transactions. Total consideration for these transactions was $35.9 million including cash consideration of $31.3 million primarily funded with proceeds from the Company’s revolving credit facility. Other consideration included $3.0 million in convertible debt and 263,158 shares of restricted common stock valued at $1.6 million. These restrictions lapse in July 2007. These acquisitions resulted in the addition of one landfill, four collection operations and three transfer stations.

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, has been allocated as follows (in thousands):

	2006	2005	2004
Restricted cash	$417	737	—
Accounts receivable	92	1,925	552
Prepaid expenses and other	88	29	11
Property and equipment, net	10,739	91,674	15,068
Goodwill	1,091	24,945	17,667
Intangible assets	157	2,252	3,060
Accounts payable and accrued liabilities	(994)	(706)	(441)

	$11,590	120,856	35,917

The table above reflected $1,348 of purchase price adjustment entries in 2006 relating to the 2005 and 2004 acquisitions. The adjustments resulted in a $124 reduction in accounts receivable, a $1,201 reduction in landfill, a $17 reduction in goodwill and a $6 reduction in accrued liabilities related to the favorable settlement of certain pre-acquisition contingencies. In 2005, there was $1.7 million of purchase price adjustments relating to the 2004 acquisitions including a $1.0 million earn-out payment related to an acquisition in 2004.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills. These rights expire at the earlier of September 2010 or the usage of two million cubic yards. The Company can utilize these rights to dispose of waste at the specified landfills. The prepaid disposal rights are expected to be fully utilized in 2007 and the estimated 2007 usage of $428 is included as a current asset in prepaid and other assets at December 31, 2006. During the years ended December 31, 2006, 2005, and 2004, the Company utilized $1,602, $1,834, and $377, respectively, of prepaid disposal rights, which is included as a cost of service in the related statements of operations.

(4)	Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible preferred stock and convertible debt. The detail of the earnings (loss) per share calculations for net income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$3,020	3,468	(4,364)
Accrued payment-in-kind dividend on preferred stock	(1,603)	—	—

Net income (loss) available to common stockholders	$1,417	3,468	(4,364)

Denominator:
Weighted average basic shares outstanding	16,360	15,579	11,599
Dilutive effect of options and warrants	—	5	—
Dilutive effect of restricted share issuances	25	57	—

Weighted average diluted shares outstanding	16,385	15,641	11,599

Earnings (loss) per Share:
Basic	$0.09	$0.22	$(0.38)
Diluted	$0.09	$0.22	$(0.38)
Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2006	2005	2004
Stock options and warrants	634	15	900
Restricted shares	32	—	—
Convertible preferred stock	3,506	—	—
Convertible debt	636	636	250

	4,808	651	1,150

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
(5)	Certain Balance Sheet Accounts
Allowance for Doubtful Accounts
The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Balance, beginning of year	$1,190	575	177
Amounts charged to expense	(36)	1,002	715
Amounts written off, net of amounts recovered	(614)	(387)	(317)

Balance, end of year	$540	1,190	575

Prepaid Expenses and Other
Prepaid expenses and other consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Prepaid insurance premiums	$3,878	121
Prefunded insurance claims	1,369	1,534
Prepaid disposal rights	1,210	1,976
Income tax receivable	160	—
Other	1,241	1,097

	$7,858	4,728

Property and Equipment
Property and equipment consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Land and landfills	$183,294	163,588
Vehicles and equipment	55,239	42,568
Containers	22,350	18,534
Buildings and improvements	8,382	7,252
Computers and software	1,125	689
Furniture and fixtures	649	359

	271,039	232,990
Less accumulated depreciation and amortization	63,598	46,691

	$207,441	186,299

Other Assets
Other assets consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Prepaid disposal rights	$97	714
Costs incurred on possible acquisitions	113	314
Deposits	124	100

	$334	1,128

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Accrued insurance claims	$2,593	2,049
Accrued payroll costs	3,268	2,237
Deferred revenue	3,636	1,166
Accrued taxes	349	345
Accrued interest	987	389
Interest rate swap	945	161
Other	533	1,079

	$12,311	7,426

(6)	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2004	$47,510
Acquisitions	24,945

Balance, December 31, 2005	$72,455
Acquisitions	1,091

Balance, December 31, 2006	$73,546

The Company performs an annual impairment test of its goodwill. The Company estimated the fair value of each reporting unit by utilizing either the anticipated discounted cash flow of the reporting unit or a multiple of EBITDA, or some combination thereof. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. This step was not required for any of the Company’s reporting units and accordingly no impairment of goodwill was indicated in connection with the annual impairment test during 2006, 2005 or 2004.

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2006 and 2005 (in thousands):

	Customer
	Contracts and	Covenants
	Customer Lists	Not-to-Compete	Total
December 31, 2006
Intangible assets	$5,260	236	5,496
Less accumulated amortization	518	93	611

	$4,742	143	4,885

December 31, 2005
Intangible assets	$5,120	219	5,339
Less accumulated amortization	246	52	298

	$4,874	167	5,041

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Amortization expense for these intangible assets was approximately $313, $217 and $62 for 2006, 2005 and 2004, respectively. The intangible asset amortization expense estimated as of December 31, 2006, for the five years following 2006 is as follows (in thousands):

2007	2008	2009	2010	2011
$323	$323	$318	$303	$285
(7) Long-Term Debt
Long-term debt consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	—
Term B Loan, principal payable $250 per quarter, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	—	99,250
Second Lien Credit Agreement, variable interest rate based on LIBOR plus a margin (10.72% at December 31, 2005)	—	25,000
Revolving note payable with a financial institution, variable interest rate based on LIBOR plus a margin (7.72% at December 31, 2005)	—	37,723
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.89% and 8.94% weighted average rate at December 31, 2006 and 2005, respectively)	9,165	6,480
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.54% at December 31, 2006	1,008	506
Note payable, with interest rate of 5%, due in January 2010	160	200
Seller note, with interest rate of 6%, due in May 2006	—	444
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	167,333	176,603
Less debt discount	459	341
Less current maturities	916	1,910

	$165,958	174,352

As of December 31, 2006, the Company had $175 million in total capacity under its credit facility, of which none was outstanding under the revolving line of credit and $9.9 million in other letters of credit issued, leaving $165.1 million in availability. See further discussions under Bank Credit Facility below.
9.25% Senior Notes Due 2014
On July 5, 2006, the Company issued $150 million aggregate principal amount of 9.25% senior notes due June 15, 2014. The net proceeds of the offering were $145.7 million after deducting initial purchasers’ discounts of $3.75 million and other issuance costs. The proceeds were applied as follows: $21.4 million to outstanding borrowings on the Company’s revolving note payable, $99.0 million to debt outstanding under the Company’s Term B Loan, and $25.3 million to debt outstanding under the Company’s Second Lien Credit Agreement which included $0.3 million of prepayment premium associated with the second lien notes. The Company wrote off $3.2 million of deferred financing costs and debt discount associated with the repayment and retirement of its first and second lien credit agreements, along with the restructuring of its credit facility as discussed under Bank Credit Facility below. The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006, with the following redemption provisions:

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
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
Other Debt Instruments
The Company assumed $3.0 million of tax-exempt Environmental Facilities Revenue Bonds as part of the debt assumed in the Transit Waste acquisition in February 2006. At the time of such acquisition, there was restricted cash on hand of $0.4 million associated with the debt. The Company subsequently repaid $0.1 million of the assumed debt in June 2006. The Company also assumed certain Environmental Facilities Revenue Bonds in connection with the October 2005 acquisition of a landfill located near Fort Meade, Florida. At the time of the acquisition, there was restricted cash on hand of $0.7 million associated with the debt.
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

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
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
The Company has entered into interest rate swap agreements from time to time. On July 7, 2006, the Company entered into a $150 million swap agreement effective July 11, 2006 where the Company pays 5.64% fixed and receives three-month LIBOR floating interest. See note 1(p) “Derivative Financial Instruments” for further discussion of the accounting for and valuation of this interest rate swap agreement.
The aggregate payments of long-term debt outstanding at December 31, 2006 are as follows (in thousands):

2007	$916
2008	711
2009	3,565
2010	4,576
2011	495
Thereafter	157,070

$167,333

(8)	Note Payable

In November 2006, the Company issued a note payable for $3,643, to a financial institution to fund the payment of general insurance premiums. The note bears interest at 5.99%, and principal and interest are payable monthly through September 2007.

(9)	Stockholders’ Equity

Preferred Stock

On July 13, 2006, the Company’s shareholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (Ares). The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the new credit facility. Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.1 million. The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder. The preferred shareholder holds certain preferential rights, including the appointment of two directors. The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation. After the fifth anniversary of issuance, the Company can , at its discretion, redeem for cash equal to the liquidation preference which is $96,006. After the fifth anniversary of issuance, the Company can pay dividend in cash at its discretion.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Stock-based Compensation
Upon the completion of the initial public offering in 2004, the Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 2,250,000 shares. As of December 31, 2006, there were approximately 1,071,632 remaining shares authorized for issuance.
Additionally during 2006, 2005 and 2004, approximately 363,000, 204,000 and 2,000 restricted             shares of our common stock were granted to certain directors, officers and key employees with an aggregate market value of $4.6 million on the grant dates. This value was included in additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet. These shares vest over periods ranging from one to ten years from the issue date. The value of the restricted shares is being amortized to expense over that period. During the years ended December 31, 2006 and 2005, $1,118 and $509 of stock compensation expense related to these restricted shares was recognized.
The following table reflects the restricted share activity for the Company during 2006, 2005 and 2004 (in thousands):

	2006			2005			2004
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining		Average	Remaining
		Grant-Date	Contractual Term		Grant-Date	Contractual Term		Grant-Date	Contractual Term
	Shares	Fair Value	(years)	Shares	Fair Value	(years)	Shares	Fair Value	(years)
Unvested at beginning of year	204	$9.50		2	$8.59		—	$—
Granted	363	7.24		204	9.51		2	8.59
Vested	(81)	9.37		(1)	8.59		—	—
Forfeited	(8)	7.54		(1)	9.45		—	—

Unvested at end of year	478	$7.84	4.83	204	$9.50	2.08	2	$8.59	1.48

On June 28, 2004, the Company completed its initial public offering and issued 6,587,947 new shares to the public at an aggregate price of $9.50 per share before a 7% underwriting discount. Net proceeds of the offering after deducting underwriting discounts and offering expenses were $55.0 million.
Old WCA established the Waste Corporation of America Non-Qualified Stock Option Plan (the Old Plan) for the benefit of the employees of each of its wholly-owned subsidiaries. The stock options provided different methods of exercising the options at the option of the employee. As a result of these provisions, the Company was required to utilize variable plan accounting for these options, which required the Company to recognize a compensation charge on a periodic basis for the difference between the exercise price of the option and the fair value of the underlying common stock. Prior to the Company’s initial public offering, the Company’s corporate structure was reorganized. In conjunction with the reorganization, WCA assumed the obligation to issue stock upon the exercise of options and warrants that Waste Corporation of America had previously issued. Thereafter, all “in-the-money” options and warrants totaling approximately 90% of the outstanding options and warrants were cancelled by the issuance of 1,330,056 shares (after giving effect to a merger and reverse stock split prior to the Company’s initial public offering) of common stock of the Company. The remaining outstanding options and warrants which were assumed by the Company at the initial public offering could be converted to 247,000 shares of Company common stock. Subsequent to the offering, warrants to purchase 13,000 shares were forfeited. The remaining warrants expired unexercised during 2005. The restructuring led to a compensation charge based on the estimated fair value of the stock issued in cancellation of th options and warrants. Total stock-based compensation expense during the year ended December 31, 2004 was $11.5 million ($7.5 million net of tax benefit). Of this amount, $6.8 million was non-cash with the balance withheld and remitted for withholding of payroll taxes.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
The following table reflects the option and warrant activity for the Company during 2006, 2005 and 2004 (in thousands, except per share data):

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	644	$9.52	900	$11.33	247	$16.92
Grants	—	—	6	10.39	670	9.51
Forfeitures	(10)	9.50	(262)	15.76	(17)	20.93

Outstanding at end of year	634	$9.52	644	$9.52	900	$11.33

The following table summarizes information about the stock options outstanding at December 31, 2006 (in thousands, except per share data):

	Outstanding and Exercisable
		Weighted
Range of	Number of	Average	Weighted
Exercise Prices	Shares	Exercise Price	Average Remaining Life
9.50	619	$9.50	7.5
10.28 – 10.48	15	10.38	8.0

	634	$9.52	7.5

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2006, there was no intrinsic value as of December 31, 2006.

Other

During 2006, 17,943 shares were returned as treasury shares and 6,427 shares were issued in association with the final settlement of prior acquisitions.

(10)	Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees. Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation. Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company. Salary deferrals are 100% vested at all times. Matching contributions to the plan for the years ended December 31, 2006, 2005, and 2004 totaled $301, $144, and $136, respectively.

(11)	Income Taxes

The Company’s provision for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting loss (income), adjusted for permanent book-tax differences. The Company’s federal and state income tax benefit (provision) attributable to pre-tax loss (income) for the periods reported consist of the following (in thousands):

	2006	2005	2004
Current	$(42)	(103)	(1)
Deferred	(2,271)	(2,145)	2,477

Income tax benefit (provision)	$(2,313)	(2,248)	2,476

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
At December 31, 2006 and 2005, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2006	2005
Deferred tax assets:
Federal net operating loss carryforward	$10,754	12,157
State net operating loss carryforward	3,010	3,050
Other	2,408	2,479
Alternative minimum tax	159	—

Deferred tax assets before valuation allowance	16,331	17,686
Valuation allowance	(2,624)	(2,438)

Deferred tax assets after valuation allowance	13,707	15,248

Deferred tax liabilities:
Excess of book basis over tax basis of property	(18,469)	(18,527)
Prepaid expenses	(375)	(351)
Other	(1,109)	(1,225)

Deferred tax liabilities	(19,953)	(20,103)

Net deferred tax liabilities	$(6,246)	(4,855)

At December 31, 2006, the Company had a federal net operating loss carryforward (NOL) of approximately $30.7 million and which if not utilized will begin to expire in 2020. Additionally the Company has state NOLs of approximately $74.2 million, which, if not utilized, will expire beginning in 2007. The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited. Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOL’s. The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $2,624 and $2,438, respectively. The change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was a net increase of $186, $353 and $348, respectively. In 2006, the Company increased through its provision the valuation allowance for state NOLs by $700. The Company also determined that it was unlikely that certain previously recorded state NOLs that had a full valuation allowance against will likely not be utilized. As a result, it removed both the state NOLs and their related valuation allowance from its deferred taxes. The remaining difference in the Company’s valuation allowance were attributable to changes in its gross deferred assets due to changes in state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006.
The table below reconciles the Company’s statutory income tax benefit (provision) attributable to pre-tax loss (income) to its effective income tax benefit (provision) at December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Statutory federal tax benefit (provision)	$(1,867)	(2,001)	2,396
State income tax benefit (provision), net of federal tax benefit	539	198	491
Adjustment of valuation allowance	(700)	(353)	(348)
Nondeductible expenses and other	(285)	(92)	(63)

Effective tax benefit (provision)	$(2,313)	(2,248)	2,476

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
(12)	Segment Reporting

The Company’s operations consist of the collection, transfer and disposal of non-hazardous construction and demolition debris and industrial and municipal solid waste. Revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Collection:
Residential	$25,385	19,128	12,615
Commercial	15,876	13,847	12,002
Roll-off	44,539	36,811	22,878
Other	—	—	586

Total collection	85,800	69,786	48,081

Disposal	60,767	48,817	30,536
Less intercompany	21,701	18,215	9,789

Disposal, net	39,066	30,602	20,747

Transfer and other	37,872	24,309	11,575
Less intercompany	13,241	10,554	6,942

Transfer and other, net	24,631	13,755	4,633

Total revenue	$149,497	114,143	73,461

The table below reflects certain geographic information relating to the Company’s operations (in thousands). The state of Kansas includes one landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, Colorado, New Mexico, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Other	Corporate	Total
2006:
Revenue	$48,849	30,947	13,436	10,910	21,097	24,258	—	149,497
Depreciation and amortization	4,837	3,222	1,691	1,690	2,903	4,380	347	19,070
EBIT	8,160	9,800	1,909	2,297	7,746	3,023	(9,317)	23,618
Total assets	70,279	34,026	27,703	46,515	67,621	48,097	77,008	371,249
Goodwill	20,175	9,175	11,890	9,714	12,160	10,432	—	73,546
Capital expenditures	7,232	4,715	1,946	2,784	3,959	5,608	2,866	29,110
2005:
Revenue	$44,480	25,669	12,497	8,214	4,109	19,174	—	114,143
Depreciation and amortization	4,653	2,811	1,838	1,352	657	3,354	130	14,795
EBIT	8,212	8,035	1,432	2,373	1,102	2,070	(5,834)	17,390
Total assets	64,623	32,222	27,867	45,784	62,048	40,842	18,152	291,538
Goodwill	19,057	9,175	11,890	9,688	12,224	10,421	—	72,455
Capital expenditures	5,226	4,549	1,594	852	612	4,515	655	18,003
2004:
Revenue	$36,755	18,952	9,098	—	—	8,656	—	73,461
Depreciation and amortization	3,465	2,255	1,415	—	—	1,596	97	8,828
EBIT	6,659	6,521	574	—	—	920	(16,443)	(1,769)
Capital expenditures	5,182	2,957	2,187	—	—	4,112	151	14,589

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
The following presents a reconciliation of the geographical segments’ aggregate EBIT to net income (loss) (in thousands):

	2006	2005	2004
Total EBIT for reportable segments	$23,618	17,390	(1,769)
Interest expense, net	(15,632)	(10,366)	(4,453)
Write-off of deferred financing costs and debt discount	(3,240)	(1,308)	(618)
Net gain on terminated interest rate swap	3,980	—	—
Unrealized loss on interest rate swap	(3,393)	—	—
Income tax (provision) benefit	(2,313)	(2,248)	2,476

Net income (loss)	$3,020	3,468	(4,364)

(13)	Commitments and Contingencies
(a) Operating Leases
The Company leases certain of its operating and office facilities for various terms. Lease expense aggregated $1,217, $916 and $780 during 2006, 2005 and 2004, respectively. The long-term, non-cancelable rental obligations as of December 31, 2006 are due in the following years (in thousands):

2007	$778
2008	761
2009	735
2010	722
2011	581
2012 and thereafter	1,754

$5,331

(b) Financial Instruments
Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2006 aggregated approximately $49.3 million.
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

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of December 31, 2006, the Company was not aware of any significant environmental liabilities.
(d) Legal Proceedings
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
(e) Other Potential Proceedings
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
With respect to the matters described in sections (c) and (d) above, and in this section, no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. The Company is self-insured for a portion of its general liability, workers’ compensation and automobile liability. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of its costs of services. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
(14)	Related-Party Transactions

The Company paid a board member $50 during 2004 for assistance in the debt amendments.

The Company paid its Chief Executive Officer, Chief Operating Officer and an affiliate of a major stockholder each $90 and $120 during 2005 and 2004 for personal guarantees of the Company’s performance bonds relating to landfill closure and post-closure obligations.

The Company reimburses its outside board members for expenses incurred in connection with their service as directors. Total payments of $2, $1 and $9 were made during 2006, 2005 and 2004, respectively, for such reimbursements.

In addition, the Company allocated costs totaling $90, $450 and $511, respectively, to Old WCA during 2006, 2005 and 2004 for administrative services, including executive officers, other employees, administrative systems, service and facilities.

On February 10, 2006, the Company acquired the membership interests of Transit Waste, LLC from Old WCA. The acquired operations include a landfill near Durango, Colorado and a collection operation in Bloomfield, New Mexico. Total purchase price for the acquisition was approximately $5.7 million including $0.4 million of cash and $5.3 million of debt assumed (net of $0.1 million of debt discount). On February 23, 2006, the Company repaid $1.3 million of the assumed debt.

On August 10, 2006, the Company completed the acquisition of Fort Myers transfer station located in Fort Myers, Florida from Old WCA. Total consideration for this acquisition, which was determined through an independent review of fair value, was approximately $3.5 million, consisting primarily of cash.

On October 2, 2006, the Company acquired the membership interests of WCA of St. Lucie, LLC from Old WCA for approximately $1.8 million in cash. The acquisition includes an unopened transfer station near St. Lucie, Florida.

(15)	Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,
2006:
Revenue	$34,680	38,216	39,217	37,384	149,497
Operating income	5,118	6,825	6,242	5,241	23,426
Net income (loss) available to common stockholders	612	3,839	(3,385)	351	1,417
Basic earnings (loss) per share	0.04	0.23	(0.21)	0.02	0.09
Diluted earnings (loss) per share	0.04	0.23	(0.21)	0.02	0.09
2005:
Revenue	$22,885	29,052	29,498	32,708	114,143
Operating income	2,517	5,253	4,932	4,402	17,104
Net income	708	882	1,325	553	3,468
Basic earnings per share	0.05	0.06	0.09	0.03	0.22
Diluted earnings per share	0.05	0.06	0.09	0.03	0.22

WCA WASTE CORPORATION
(FORMERLY WCA WASTE SYSTEMS, INC.)
Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)
Computation of per share amounts for quarters are made independently and reflect the weighted average shares outstanding for each of these quarters. The Company’s issuances of common stock in connection with acquisitions and restricted stock grants significantly impacted the number of shares outstanding and the computation of earnings (loss) per share. Therefore, the sum of per share amounts above do not agree with per share amounts for the year as a whole.

(16)	Subsequent Events

On January 3, 2007, the Company acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation located in Fort Myers, Florida, for approximately $6.3 million in cash.

On February 21, 2007, the Company purchased American Waste, Inc. and affiliated companies, which consisted of three landfills and four collection operations located near Oklahoma City, Oklahoma. Total purchase price for this acquisition was approximately $39 million of cash. Of this purchase price, approximately $5 million relates to Pauls Valley Landfill. This landfill is awaiting an expansion permit and volumes there have been regulated (and will continue to be) until such permit is obtained.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2006, identified in connection with that evaluation, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors”, “Executive Officers”, “Information relating to our Board of Directors and Certain Committees of our Board of Directors”, respectively, in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.
     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.
     We have adopted a code of business conduct and ethics applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on the “Investor Relations-Corporate Governance” section of our internet website at www.wcawaste.com. If we amend the code of business conduct and ethics or grant a waiver, including an implicit waiver, from the code of business conduct and ethics, we intend to disclose the information on the “Investor Relations-Corporate Governance” section of our Internet website at www.wcawaste.com within four business days of such amendment or waiver, as applicable.
     We are currently availing ourselves of the exemption from the audit committee independence standards contained in Rule 10A-3(b)(1)(iv)(A) of the Exchange Act. The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.
Item 11. Executive Compensation.
     The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Employment Agreements”, and “Compensation of Directors” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14. Principal Accounting Fees and Services.
     The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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
          (3) Exhibits.

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

Exhibit
No.	Description
3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

Exhibit
No.	Description
10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

Exhibit
No.	Description
10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.24	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.26	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.28	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.29	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.30	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.31	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.32	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.33	Stockholder’s Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

Exhibit
No.	Description
10.35	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.36	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.37*	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.38*	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.39*	Form of Non-Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.40*	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2006.

14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

21.1*	List of Subsidiaries of WCA Waste Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Date: March 14, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom J. Fatjo, Jr. Tom J. Fatjo, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ J. Edward Menger * Jerome M. Kruszka	President, Chief Operating Officer and Director	March 14, 2007

/s/ Charles A. Casalinova Charles A. Casalinova	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ Kevin D. Mitchell Kevin D. Mitchell	Vice President and Controller (Principal Accounting Officer)	March 14, 2007

/s/ J. Edward Menger* Richard E. Bean	Director	March 14, 2007

/s/ J. Edward Menger* Ballard O. Castleman	Director	March 14, 2007

/s/ J. Edward Menger* Preston Moore Jr.	Director	March 14, 2007

/s/ J. Edward Menger* Roger A. Ramsey	Director	March 14, 2007

/s/ J. Edward Menger* Antony P. Ressler	Director	March 14, 2007

/s/ J. Edward Menger* Jeffrey S. Serota	Director	March 14, 2007

/s/ J. Edward Menger* Honorable John V. Singleton	Director	March 14, 2007
* by J. Edward Menger as Attorney-in-Fact

EXHIBIT INDEX

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

Exhibit
No.	Description
4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

Exhibit
No.	Description
10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.24	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

Exhibit
No.	Description
10.26	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.28	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.29	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.30	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.31	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.32	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.33	Stockholder’s Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.35	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.36	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.37*	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.38*	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.39*	Form of Non-Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

10.40*	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2006.

14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

Exhibit
No.	Description
21.1*	List of Subsidiaries of WCA Waste Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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