Form 10-K/A
period 2006-12-31
WCA WASTE CORP
filed 2007-04-27
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50808
WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Riverway, Suite 1400
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 292-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock	The NASDAQ Stock Market LLC
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
     Number of shares of common stock outstanding as of March 1, 2007 : 16,976,154 (excluding 17,943 shares of treasury stock).
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 14, 2007, and is being filed solely to amend Part III, Item 10 through Item 14. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors

Name	Age	Director Since
Tom J. Fatjo, Jr.	66	2000

Jerome M. Kruszka	58	2000

Ballard O. Castleman	41	2004

Richard E. Bean	63	2004

Roger A. Ramsey	68	2004

Preston Moore, Jr.	75	2006

Antony P. Ressler	46	2006

Jeffrey S. Serota	41	2006

Honorable John V. Singleton	89	2006

     Tom J. Fatjo, Jr. Mr. Fatjo, Jr. has served as our chairman of the Board of Directors and chief executive officer since our formation in September 2000. Since August 1998, Mr. Fatjo, Jr. has also served as the chairman of the board and chief executive officer of our former parent, Waste Corporation of America, LLC, or Waste Corporation of America, which was spun off as part of an internal corporate reorganization prior to our initial public offering in June 2004. From 1992 to August 1998, Mr. Fatjo, Jr. served as the chairman and chief executive officer, and from 1994 to 1996 as the president, of TransAmerican Waste Industries, Inc., or TransAmerican, a publicly-held waste management company that merged into USA Waste Services, Inc. in 1998. In 1990 and 1991, Mr. Fatjo, Jr. was the co-founder and the chairman of the board of directors and chief executive officer of Republic Waste Industries, Inc., or Republic Waste, another publicly-held waste management company. Mr. Fatjo, Jr. also founded Browning-Ferris Industries, Inc., or BFI, formerly one of the nation’s largest solid waste management companies and now a part of Allied Waste Industries, Inc., or Allied Waste, another publicly-held waste management company. From 1966 to 1976, Mr. Fatjo, Jr. served as the co-chief executive officer responsible for BFI’s mergers and acquisitions and corporate development activities. Mr. Fatjo, Jr. remained on BFI’s board until 1980. Mr. Fatjo, Jr. received a Bachelor of Arts degree from Rice University. Mr. Fatjo, Jr. has over 40 years of experience in the solid waste management industry. Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.
     Jerome M. Kruszka. Mr. Kruszka has served as a director and our president and chief operating officer since our formation in September 2000. Since August 1998, Mr. Kruszka has also served as a director and as the president and chief operating officer of our former parent, Waste Corporation of America, which was spun off as part of an internal reorganization prior to our initial public offering in June 2004. From 1996 to August 1998, Mr. Kruszka served as the president and chief operating officer, and from 1997 to 1998 as a director, of TransAmerican. In 1971, Mr. Kruszka began his career with Waste Management, Inc., the largest publicly-held waste management company in the United States. From 1971 to 1996, Mr. Kruszka held several positions with Waste Management, Inc. and its affiliates, including general manager, district manager and regional manager for northern California, where over 20 divisions involved in collection, transfer, recycling and landfill operations reported to him, and including vice president of operations, western region manager and member of the executive committee of Chemical Waste Management, Inc. (an affiliate of Waste Management). Mr. Kruszka has over 35 years of experience in the solid waste management industry.
     Ballard O. Castleman. Mr. Castleman has served as one of our directors and as a member of our Audit Committee and Compensation Committee since March 2004. Mr. Castleman is also a member of our Acquisition Committee. Since July 1999, Mr. Castleman has also served as a director of our former parent, Waste Corporation of America. Mr. Castleman is a limited partner in WCA Partners, L.P. Mr. Castleman also has indirect interests in other entities that own our Common Stock. Mr. Castleman is also a limited partner of EFO Holdings and is responsible for identifying and underwriting private and public companies for investment by EFO Holdings and structuring and executing private equity transactions for EFO Holdings. Mr. Castleman joined EFO Holdings as an associate in July 1997 and became a limited partner in 1999. From 1995 to July 1997, Mr. Castleman was a vice president with Heller Financial’s Corporate Finance Group, where he was responsible for origination, underwriting and structuring leveraged debt and mezzanine transactions of private buy-outs and acquisitions. While at Heller, he was involved with approximately 10 transactions and over $300 million of capital. Mr. Castleman received an M.B.A. from the University of Texas at Austin, McCombs School of Business, and a B.A. in History from Vanderbilt University. Mr. Castleman has served as, or is currently serving as, a director on a number of other boards of private companies, including Navigator Communications, LLC, NTE Aviation, Ltd., Stampede Holdings, Inc. and Melbourne Greyhound Park, LLC.
     Richard E. Bean. Mr. Bean has served as one of our directors and as a member of our Audit Committee and Compensation Committee since June 2004. Mr. Bean is also a member of our Acquisition Committee. Mr. Bean is the Chair of our Audit Committee. Since 1976, Mr. Bean has served as the Executive Vice President and as a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean is currently the chairman of the board and audit committee of First City Financial Corp., and a director and the chairman of the audit committee of Sanders Morris Harris Group Inc., both of which are publicly-held companies. Mr. Bean served as a member of the portfolio administration committee of First City Bancorporation Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its remaining assets. Mr. Bean also served as a director of our former parent, Waste Corporation of America, from its inception in August 1998 through September 2000, and as a director of TransAmerican from February 1997 to May 1998. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and member of the audit committee. Mr. Bean received an M.B.A. in Accounting and a Bachelor of Business Administration in Finance with honors from the University of Texas at Austin and has been a Certified Public Accountant since 1968.
     Roger A. Ramsey. Mr. Ramsey has served as one of our directors and as a member of our Audit Committee and Compensation Committee since June 2004. Mr. Ramsey is also a member of our Acquisition Committee. Mr. Ramsey is the Chair of our Compensation Committee. Since December 1999, Mr. Ramsey has served as Chairman of the Board of VeriCenter, Inc., a privately-owned managed hosting services provider. Since October 2004, Mr. Ramsey has served as Chairman and Chief Executive Officer of Medserve, Inc., a privately-owned medical waste company. From July 1997 to December 1998, Mr. Ramsey served as the Chairman of the Board (non-executive) of Allied Waste and as a director from January 1999 to December 2002. From 1989 to June 1997, Mr. Ramsey served as the founder, Chairman and Chief Executive Officer of Allied Waste. Mr. Ramsey is also the former Vice President and Chief Financial Officer, and a co-founder, of BFI. Mr. Ramsey received a B.S. in Commerce (cum laude) from Texas Christian University and has been a Certified Public Accountant since 1962. Mr. Ramsey is a member of the Finance and Investment Committees of the Board of Trustees of Texas Christian University and a director and member of the audit and compensation committees of Carrizo Oil & Gas, Inc., a publicly-held company.
     Preston Moore Jr. Mr. Moore has served as one of our directors since November 2006. Preston Moore is a 1954 graduate of the University of Texas at Austin. Mr. Moore has served as Chairman and Chief Executive Officer of Wilson Business Products, Systems & Services, Inc., and later as President of Wilson Industries. Mr. Moore was appointed by President George H.W. Bush to serve as the Chief Financial Officer and Assistant

Secretary for Administration for the United States Department of Commerce from 1990 through 1992. From 1995 through 1998, Mr. Moore served as a Director of TransAmerican. Mr. Moore currently serves on the Advisory Council of the University of Texas McCombs School of Business, and on the James A. Baker School of Public Policy Leadership Committee at Rice University.
     Antony P. Ressler. Mr. Ressler has served as one of our directors since September 2006. In 1997, Mr. Ressler co-founded Ares Partners Management Company, LLC (“Ares Partners”), an independent investment management firm with approximately $11 billion of committed capital under management. Ares Partners specializes in managing assets in the private equity and leveraged finance markets. Mr. Ressler currently functions as a senior partner in the Private Equity Group of Ares Partners. Mr. Ressler is also a senior advisor to the Ares Capital Markets Group and serves on the Investment Committee on all Ares Funds. Prior to founding Ares Partners, Mr. Ressler co-founded Apollo Management, L.P. in 1990 and was a member of the original six-member management team. Together with Mr. John Kissick, Mr. Ressler oversaw and led the capital markets activities of Apollo Management, L.P. and Lion Advisors, L.P. from 1990 until 1997, particularly focusing on high yield bonds, leveraged loans and other fixed income assets. Prior to 1990, Mr. Ressler served as senior vice president in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, with responsibility for the New Issuer/Syndicate Desk. Mr. Ressler serves on several boards of directors including: HOB Entertainment, Inc., Kinetic Holdings, LLC, National Bedding Company LLC (Serta) and Samsonite Corporation (chairman of the board) and previously served on the board of directors of Allied Waste. Mr. Ressler also serves as a member of the board of trustees of the Center for Early Education, the Los Angeles County Museum of Art, the Alliance for College-Ready Public Schools, the Small School Alliance, the Asia Society of Southern California, and is involved in the U.S. Chapter of Right to Play (formerly known as Olympic Aid), an international humanitarian organization that is committed to improving the lives of the most disadvantaged children through sports and play, currently operating in over 20 countries worldwide. Mr. Ressler is also one of the founding members of the board of directors of the Painted Turtle Camp, a $40 million southern California-based facility created to serve children dealing with chronic and life threatening illnesses by creating memorable, old-fashioned camping experiences. Mr. Ressler received his B.S.F.S. from Georgetown University’s School of Foreign Service and received his M.B.A. from Columbia University’s Graduate School of Business.
     Jeffrey S. Serota. Mr. Serota has served as one of our directors since September 2006. Mr. Serota is a member of our Acquisition Committee. Mr. Serota has served as a senior partner in the Private Equity Group of Ares Partners since 1997. Prior to joining Ares Partners in 1997, Mr. Serota was a vice president in the Investment Banking Department of Bear, Stearns & Co. where he specialized in providing investment banking services to financial sponsor clients of the firm. Prior to joining Bear Stearns, Mr. Serota was with Dabney/Resnick, Inc., a boutique investment bank. At Dabney/Resnick, Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities. Mr. Serota also worked at Salomon Brothers Inc. focusing on mergers and acquisitions and merchant banking transactions. Mr. Serota serves on the board of directors of Exco Resources, Inc., a publicly-held company, and he serves on the boards of several private companies. Mr. Serota graduated magna cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business and received an M.B.A. from UCLA’s Anderson School of Management.
     Honorable John V. Singleton. Judge Singleton has served as one of our directors since November 2006. Judge Singleton is a graduate of the University of Texas at Austin and obtained his license to practice law in the State of Texas in 1942. Lieutenant Singleton served as a Gunnery Officer on the USS Dempsey and the USS Greenwood in the United States Navy from 1942 until 1946. Mr. Singleton practiced law in Houston, Texas until 1966, when President Lyndon Johnson appointed him to serve as a District Judge for the United States District Court for the Southern District of Texas. In 1979, Judge Singleton was appointed Chief Judge of the Southern District, and took senior status in 1988. Also, Judge Singleton served as a District Judge Representative to the Judicial Conference of the United States from 1980 through 1983. Judge Singleton retired from the bench in 1992. From 1995 through 1998, Judge Singleton served as a Director of TransAmerican.

Executive Officers
     The following persons served as our executive officers, at the discretion of the Board of Directors, during 2006.

Name	Age	Position Held
Tom J. Fatjo, Jr.	66	Chairman of the Board and Chief Executive Officer

Jerome M. Kruszka	58	President and Chief Operating Officer

Charles A. Casalinova	48	Senior Vice President and Chief Financial Officer

Tom J. Fatjo, III	42	Senior Vice President-Finance and Secretary

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
     Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary. There are no other family relationships among any of our executive officers or directors.
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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 3 was filed late for each of Messrs. Ressler and Serota.
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
Audit Committee and Financial Expert
          The audit committee is comprised of Messrs. Bean, Castleman and Ramsey. Mr. Bean serves as chairman of the audit committee. The audit committee met four times during 2006. All members of the audit committee attended in person or by telephone. Pursuant to the stockholder agreement with Ares Corporate Opportunities Fund II, L.P., or Ares, we have agreed to use our reasonable best efforts to appoint one of the directors designated for election by Ares as an observer to each committee of the Board of Directors (other than a special committee considering a matter involving Ares). The observer will not be a member of the committee or be entitled to vote, but will be entitled to notice, attendance and participation (subject to being excluded from any executive session).
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
     The audit committee adopted an audit committee charter in May 2004. Pursuant to the charter, the audit committee assists the Board of Directors in overseeing: (i) our accounting and financial reporting processes; (ii) the audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) our internal controls and risk management procedures; (v) the qualifications and independence of our independent auditors; and (vi) the performance of our internal audit function and our independent auditors. The audit committee charter further provides that the audit committee, among other things:
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
Acquisition Committee
The Acquisition Committee was formed in December 2006. This committee is currently comprised of Messrs. Bean, Ramsey, Castleman and Serota. During 2006, the Acquisition Committee did not hold any meetings.
          The Acquisition Committee has the following responsibilities, among others:
•	To review and approve or disapprove any acquisition transaction (other than an Interested Transaction, as defined below) involving our direct or indirect acquisition of a waste business or business related thereto, regardless of whether such transaction takes the form of a merger, purchase of assets or stock, exchange or any other form of acquisition transaction, as long as the Total Consideration paid or to be paid by us is at least $10 million in the aggregate and does not exceed $50 million in the aggregate with respect to such acquisition transaction (a “Committee Approved Transaction”). For these purposes, the following rules apply:
•	The committee shall have the power to approve the terms, execution and delivery of all arrangements documents related to a Committee Approved Transaction, including without limitation the acquisition documents, notes, non-competition agreements, employment agreements, earn-out agreements, disposal agreements, leases, licenses, consulting agreements, and registration rights agreements;

•	The committee shall have the power to cause the issuance of our securities (which, for the purposes of the determination of the Total Consideration limitations on the size of the Committee Approved Transactions, will have the value determined by the committee).

•	The committee shall have the power to authorize the borrowing of funds under the our debt facilities then outstanding to pay for all or any portion of the consideration.

•	For the purposes of determining Total Consideration, there shall be included and counted (i) the face amount of assumed debt and the face amount of any note, (ii) the value of our securities (as determined by the Committee), (iii) any payments to be made under a non-competition agreement, and (iv) any other consideration paid or to be paid (without discount) with respect to the Committee Approved Transaction except as set forth in below.

•	For the purposes of determining Total Consideration, there shall be excluded (i) payments to be made under any employment or consulting agreement, (ii) payments under any lease, disposal or other operating agreement, (iii) royalty payments and similar deferred payment obligations, (iv) the net amount, positive or negative, of working capital, and (v) all fees, expenses and costs (both internal and external) attributable to such Committee Approved Transaction.

•	An “Interested Transaction” shall mean any transaction involving any entity or waste business (other than us) in which any of our officers or directors have a direct or indirect interest.
•	To review and recommend for approval by the Board of Directors any acquisition with a Total Consideration in excess of $50 million.

•	To review strategic acquisitions available to us and consult with the Board of Directors concerning strategic acquisitions to be undertaken.

•	To make determinations in good faith with respect to the scope of the committee’s authority, evaluate its own performance, and review the adequacy of this charter. The committee may, if it so elects, deliver a report setting forth the results of such evaluation and review and any recommended changes, to the Board of Directors for its approval.
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
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview of Compensation Program
     The Compensation Committee of our Board of Directors has the responsibility for evaluating and developing the compensation policies applicable to our named executive officers (“NEOs”) and other officers. The Compensation Committee’s charter sets forth the following responsibilities, among others, for the committee: evaluate and/or develop the compensation policies applicable to our executive officers; review and recommend on an annual basis the corporate goals and objectives with respect to compensation for our chief executive officer and our other executive officers; evaluate at least once a year the performance of our chief executive officer and our other executive officers in light of these established goals and objectives; recommend for approval by our Board of Directors the annual compensation of our chief executive officer and our other executive officers, including salary, bonus, incentive and equity compensation; and review our incentive compensation and other equity-based plans and recommend changes in such plans to the Board of Directors as necessary. In essence, the Compensation Committee’s fundamental responsibility is to administer our compensation program for our named executive officers and our other officers, which generally include those employees whose job responsibilities and policy-making authority are the broadest and most significant. Our Board of Directors currently designates four officers as NEOs: (1) Tom J. Fatjo, Jr., (2) Jerome M. Kruszka, (3) Charles A. Casalinova and (4) Tom J. Fatjo, III.
Compensation Philosophy and Objectives
          Our compensation philosophy is to tie compensation to the achievement of financial and non-financial objectives and to align long-term incentive compensation with stockholder interests.
          Our compensation arrangements for our NEOs are intended to:
•	link total compensation to the achievement of long-term goals and execution of our growth strategy; and

•	to attract and retain executives with the skills and talent necessary to lead us in the achievement of those goals and execution of that strategy.
Role of Executive Officers in Compensation Decisions
     The NEOs annually review the performance of each of our officers and other key employees. After the NEOs meet to discuss the performance review of our officers and other key employees, the NEOs present their findings and conclusions and provide recommendations to the Board of Directors and the Compensation Committee. In addition, the NEOs make presentations concerning appropriate benchmarks and metrics that the Compensation Committee could consider in setting goals for performance awards and concerning target levels of compensation for NEOs that are not fixed by the terms of employment agreements with them. The Compensation Committee can exercise its discretion in modifying any recommended awards, goals or targets. Our NEOs also prepare and report information used by the Compensation Committee in making compensation decisions and used in determining whether targets have been achieved.
Benchmarking
     Our Compensation Committee generally attempts to provide our NEOs with a total compensation package that is competitive and reflective of the performance achieved by us as compared to the performance achieved by our peers. The Compensation Committee is responsible for periodically reviewing the remuneration of our NEOs and proposing changes that it believes are necessary. In 2005 and 2006, our Compensation Committee engaged A.G. Ferguson & Assoc., Inc., or AGF, to evaluate the compensation of our NEOs. The Compensation Committee requested that AGF review and update the compensation structure for our NEOs and non-employee directors. AGF reviewed the total compensation for our NEOs by using publicly available proxies and proprietary data from a third party. As part of its review, AGF interviewed the members of the Compensation Committee and our NEOs to identify any necessary changes to their compensation structure. The outcome in the study resulted in linking NEO compensation to the achievement of certain annual goals. Based on input by AGF of our compensation program in 2006, the Compensation Committee proposed a number of changes to the existing employment agreements of our NEOs, adoption of a new management incentive plan and termination of the performance unit plan, or PUP. Please see “Executive Compensation Components—Management Incentive Plan” for more information regarding the adoption of a new management incentive plan and termination of the PUP.
     Originally, AGF compared our compensation practices with seven other public waste companies referred to as the Peer Group, and with broad scale survey data for refuse companies with revenues in excess of the approximate median revenue level for the seven public companies. In 2006, AGF expanded the list of companies included in the Peer Group to include additional waste companies to ensure that the group was sufficiently representative of the companies with which we compete for employees. The Peer Group had larger median revenues, assets, market capitalization and employee bases than us, but the median ranges were within our target growth objectives over the next four to five years. In addition, the companies in the Peer Group reflected public waste companies with fiscal 2005 revenues ranging from approximately $79 million to $722 million and median revenue of $383 million. The comparison revealed that salary and total cash payments to our NEOs, and total direct pay (which included stock incentives) exceeded the median and the 75th percentile of the Peer Group. However, total compensation for the NEOs was within the median and the 75th percentile of the Peer Group. The Compensation Committee takes into consideration the equity compensation components, bonus structure and long-term compensation of the companies in the Peer Group in order to establish whether our compensation program for our NEOs is competitive with those members of the Peer Group.
Executive Compensation Components
     The executive compensation program for our NEOs and other officers includes the following principal elements:
•	base salary;

•	incentive compensation pursuant to a management incentive plan;

•	long-term equity incentive awards; and

•	perquisites.
In addition, the employment agreements with each of our NEOs provide potential payments upon termination of employment for a variety of reasons, including a change of control of us. Each of the elements of our executive compensation program is discussed in the following paragraphs:
Base Salary. The Compensation Committee annually reviews and establishes base salaries for our NEOs and other officers. During its review of the base salaries for our NEOs in 2006, the Compensation Committee primarily considers:
•	the employment agreements then in place with each of the NEOs;

•	comparison of executive’s salary to other executive officers of companies in the Peer Group;

•	the responsibility or position of the NEO or other key officers; and

•	the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.
During 2006, base salary ranges for our NEOs were designed so that salary opportunities for a given position would be close to the 75th percentile of 2005 total salary costs for the Peer Group. All of the executives employed by us during 2005 who were expected to continue service during 2006 received on average a salary increase of 4.3% for fiscal 2006. NEO base salaries will be subject to annual increases that are not less than an increase in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.
The 2007 base salaries of our NEOs were adjusted by the Compensation Committee to reflect an increase in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area. In January 2006 and January 2007, the Compensation Committee set each NEO’s base salary as follows:

Name	2006 Base Salary	2007 Base Salary
Tom J. Fatjo, Jr.	$373,100	$385,785
Jerome M. Kruszka	$373,100	$385,785
Charles A. Casalinova	$279,850	$289,365
Tom J. Fatjo, III	$233,120	$241,046

Management Incentive Plan. In January 2007, the Compensation Committee approved the 2007 Management Incentive Plan (the “2007 MIP”) which is the successor to the 2005 Management Incentive Plan (the “2005 MIP”). The 2005 MIP expired on December 31, 2006. The Compensation Committee decided to replace the 2005 MIP and the PUP based on input from AGF and other factors, including changes to our growth and long-term goals and placing a greater emphasis on annual financial goals and overall company performance. Even though the PUP has been terminated and 2005 MIP was replaced, the aggregate amount of compensation arrangements of our NEOs will not change significantly. Under the 2005 MIP, each NEO would receive a bonus award based on a percentage of their salaries which could range from 80% to 100%, depending on the NEO. In addition, each NEO could receive up to 100% of their salary under the PUP based on targeted performance achievement measured over a three year cycle. Overall, during 2006, each NEO had the potential to receive a cash bonus payment ranging from 180% to 200% of their base salary.
The 2007 MIP combines the two elements from the 2005 MIP and the PUP so that each NEO still has the potential to earn a bonus payment ranging from 180% and 200% of their base salary. One of the main differences between the compensation program in 2006 and the current program implemented earlier this year is that the bonus awards are not paid 100% cash and are subject to vesting conditions. Unlike the 2005 MIP and the PUP, awards under the 2007 MIP are payable annually 50% in cash and 50% in restricted stock within 2 1/2 months after year end, subject to necessary tax withholdings and deductions. The restricted stock will vest upon the earlier of one-third annually on each of the three anniversaries of the date the 2007 MIP award is earned, a change of control or the achievement of a specific growth goal. The 2007 MIP places a greater emphasis on annual goals while encouraging NEOs to maintain employment by imposing vesting conditions. The 2005 MIP will continue to govern all awards granted for performance through December 31, 2006, even if not paid until 2007.
2006 Awards under the 2005 MIP
          For 2006, the maximum percentages of base salary for our NEOs ranged from 80% to 100%. If none of the goals were achieved with respect to a participant, no award would be made. The performance matrix for calculating MIP awards for 2006 was based on the level of position and the achievement of targeted goals. The primary performance measures for 2006 were: (i) Targeted EBITDA Growth, weighted 40%; and (ii) Targeted EPS Growth, weighted 40%. The remaining 20% weighting factor was based on individual performance contributions relative to two to three written goals established at the beginning of each year, plus any other significant personal contributions made during the year. After reviewing the performance measures for 2006, the compensation committee awarded Messrs. Fatjo, Jr. and Kruszka an award under the 2005 MIP representing 100%, and Messrs. Casalinova and Fatjo, III an award under the 2005 MIP representing 80%, of their respective annual base salaries for 2006. In making the awards, the Compensation Committee took into account adjustments to EBITDA and earnings measures that it believed relevant to operating performance. There were no written goals related to individual performance contributions established during 2006.
2007 Awards under the 2007 MIP
Under the 2007 MIP, the opportunity for each executive is expressed as a percentage of base salary and is set each year for each executive separately. For 2007, the maximum percentages of base salary for our NEOs are as follows:

Named Executive Officer	Maximum Percentage of Base Salary(1)
Tom J. Fatjo, Jr.	200%
Jerome M. Kruszka	200%
Charles A. Casalinova	180%
Tom J. Fatjo, III	180%
(1) The awards granted under the 2007 MIP will be paid 1/2 in cash and 1/2 in restricted stock of which such restricted stock will vest in 1/3 increments over a three year vesting schedule. The number of shares of restricted stock payable will be computed by dividing the dollar amount earned by $9.50 or the last 10 day average market price of our shares, whichever is higher.

Our Compensation Committee administers the 2007 MIP to provide the annual incentive compensation opportunity for key executives for achieving our annual goals. The two primary elements of our cash compensation program are base salary and the 2007 MIP. The 2007 MIP award eligibility will be approved by our Compensation Committee at the beginning of each performance period. Generally, 2007 MIP participants will be selected from key executives who are primarily responsible for our annual growth and profitability. At the beginning of each fiscal year, each participant in the 2007 MIP will be assigned a targeted award opportunity, expressed as a percent of salary, that can increase from zero, based on performance achievement. MIP award opportunities may be redefined from time to time, as modifications are made in our executive compensation strategy. The Compensation Committee and our senior officers jointly will set the 2007 MIP performance targets at the beginning of each fiscal year. Performance goals for the 2007 MIP awards may be equal to or exceed the goals in our business plan. The 2007 MIP performance goals may be adjusted by the Compensation Committee during the year, if a major change occurs in our capital structure, e.g., a major acquisition. The primary performance measures for 2007 are based on achieving targeted EBITDA goals and achieving a targeted capital expenditure threshold for acquisitions. In considering the amount of primary performance measures under the 2007 MIP, the Compensation Committee will consider several factors including (i) performance of its base business as of January 1, 2007, (ii) controlling capital expenditures as such expenditures relate to the “base” business and (iii) our long-term growth goals. The performance matrix for calculating MIP awards for 2007 is based on the level of position and the achievement of targeted goals. The performance matrix may be revised in the future as our business strategy and performance focus changes.
Performance Unit Plan. Upon the approval of the 2007 MIP, the PUP was terminated as to all past, current and future awards effective December 31, 2006. Under the PUP, each of our named executive officer had the opportunity to earn a bonus over a three-year measurement period in an amount up to a specified percentage of his base salary. For 2005 and 2006, the percentages for our NEOs that could be earned were 100%. PUP awards were to be based on achievement of three-year average earnings per share (“EPS”) growth and pre-tax, pre-interest return on invested capital (“ROIC”) goals. Specifically, PUP awards in 2006 were weighted equally (50/50) for EPS growth and ROIC performance. For 2005 and 2006, no PUP awards were granted to any of our NEOs or other executive officers.
Long-Term Equity Incentive Awards. We currently grant restricted stock awards and performance awards to our NEOs, other officers and key employees under our Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (the “Amended Plan”). Our Amended Plan was approved by our stockholders at the 2006 Annual Meeting of Stockholders and is the successor to the Amended and Restated 2004 WCA Waste Corporation Incentive Plan. The previous incentive plan will continue to govern all awards granted for performance. The purposes of the Amended Plan are to (i) promote our interests and the interests of our stockholders by encouraging the participants to acquire or increase their equity interest, thereby giving them an added incentive to work toward our continued growth and success and (ii) enable us to compete for the services of the individuals needed for our continued growth and success. To accomplish this purpose, the Amended Plan provides for the grant to eligible persons of stock options, purchased stock, bonus stock, phantom stock, stock appreciation rights, restricted stock, performance awards, and other stock or performance-based awards consistent with the purposes of the Amended Plan.
Upon the execution by our NEOs of the new employment agreements on January 5, 2007, each executive officer received on such day, and each following year such NEO will receive, annual grants of restricted stock under our Amended Plan equal to the fair market value of his base salary for the relevant year divided by the market value of one share of our common stock on the date of grant. Fair market value for these purposes will not be less than $9.50 per share. The NEOs and Board of Directors jointly approve the issuance of restricted stock to key executives and submit their recommendations to the Compensation Committee.

The Compensation Committee approved the following awards of restricted stock to our NEOs during 2006 and 2007 pursuant to their employment agreements:

	Shares of Restricted Stock	Shares of Restricted Stock
Name of NEO	Granted during 2006(#)	Granted during 2007(#)
Tom J. Fatjo, Jr.	39,274	40,609
Jerome M. Kruszka	39,274	40,609
Charles A. Casalinova	29,458	30,459
Tom J. Fatjo, III	24,539	25,373
Perquisites We do not provide significant perquisites or personal benefits to our NEOs, except that our corporate aircraft is made available for the personal use of our NEOs. In addition, depending on seat availability, family members of our NEOs may travel on our corporate aircraft to accompany executives who are traveling on business. There is no incremental cost to us for these trips. All of our NEOs are taxed on the value of their personal use of the Company’s aircraft in accordance with IRS regulations using the Standard Industry Fare Level Formula. However, we disclose the incremental cost to us of their use in the Summary Compensation Table in accordance with SEC requirements.
Also, we maintain a 401(k) Plan for our employees, including our NEOs, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. The NEOs are entitled to participate in the company-sponsored 401(k) Plan on the same terms as all employees. We make a matching contribution of $0.25 for each dollar of an employee’s pre-tax contributions, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The matching contributions vest after three years of service.
Please review the Summary Compensation Table and accompanying narrative disclosures presented in this Form 10-K/A for more information on perquisites and other personal benefits we provide to our NEOs.
Employment Agreements and Change in Control Agreements
     We maintain employment agreements with our four NEOs and other key executives to help to ensure they will perform their roles for an extended period of time. New agreements with the executive officers were entered into effective January 1, 2007 and incorporated changes as a result of the adoption of the 2007 MIP and the elimination of the PUP. These agreements are described in more detail elsewhere in this 10-K/A. Please read “Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements and Potential Payments upon Termination of Change-in-Control.” These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, including, without limitation, his death or disability, following a change in control, termination by him for “good” reason or for any other reason or termination by us for any reason other than upon his death or disability, including for “cause,” each as defined in the agreements.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders).

COMPENSATION COMMITTEE REPORT
     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended by the Board of Directors that the Compensation Committee Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Roger Ramsey, Chairman

Richard E. Bean

Ballard O. Castleman
Compensation Committee Interlocks and Insider Participation
     In 2006, Messrs. Bean, Castleman and Ramsey, served as members of our compensation committee. None of Messrs. Bean, Castleman, or Ramsey was at any time during 2006, or at any other time, an officer or employee of us or any of our subsidiaries. Further, except as noted in the following paragraph, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee, or other committee performing a similar function, at any time during 2006.
     All of our executive officers named in this Form 10-K/A served as executive officers of Waste Corporation of America during 2006. In addition, three of our current directors, Messrs. Fatjo, Jr., Kruszka and Castleman served as directors of Waste Corporation of America during 2006. Please read “Certain Relationships and Related Transactions” for more information on transactions between us and Waste Corporation of America and transactions between us and our executive officers and directors.
     Pursuant to the stockholder agreement with Ares, we have agreed to use our reasonable best efforts to appoint one of the directors designated for election by Ares as an observer to each committee of the Board of Directors (other than a special committee considering a matter involving Ares). The observer will not be a member of the committee or be entitled to vote, but will be entitled to notice, attendance and participation (subject to being excluded from any executive session).

Executive Compensation
     The following tables set forth the aggregate compensation awarded to, earned by, or paid to during 2006 to the chief executive officer, the chief financial officer and our two mostly highly compensated executive officers other than the chief executive officer and the chief financial officer who were serving as executive officers at the end of the last completed fiscal year.
Summary Compensation Table

						Non-Equity
Name and				Stock	Option	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($)	($) (1)	($)	($)(2)	($) (3)	Total ($)
Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer	2006	373,100	—	209,602	—	373,100	83,755	1,039,557
Jerome M. Kruszka, President and Chief Operating Officer	2006	373,100	—	209,602	—	373,100	16,726	972,528
Charles A. Casalinova, Senior Vice President and Chief Financial Officer	2006	279,850	—	157,215	—	223,880	10,875	671,820
Tom J. Fatjo, III, Senior Vice President—Finance and Secretary	2006	233,120	—	130,963	—	186,496	19,782	570,361

(1)	This column represents the dollar amount recognized for financial statement reporting purposes in fiscal 2006 with respect to shares of restricted stock, as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 1(r) to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 14, 2007, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). For further information on these awards, see the Grants of Plan-Based Awards table.

(2)	This column represents payments made under the 2005 MIP.

(3)	The amounts reported for each of the named executive officers in “All Other Compensation” are show below (in dollars):

			Personal Use of*
	401(k) Matching	Health Insurance	Company
Name	Contributions ($)	Premiums($)	Aircraft($))
Mr. Fatjo, Jr.	6,606	7,125	70,024
Mr. Kruszka	5,000	1,966	9,760
Mr. Casalinova	3,750	7,125	—
Mr. Fatjo, III	3,750	7,125	8,907

*	We calculate the amount of the personal aircraft usage perquisite based on our incremental cost. The calculation is based on the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and other variable costs.
Grants of Plan-Based Awards for Fiscal Year 2006

		All Other Stock	Grant Date Fair
		Awards: Number of	Value of
		Shares of Stock or	Stock and Option
		Units	Awards
Name	Grant Date	(#)(1)	($)
Tom J. Fatjo, Jr.	1/17/2006	39,274	295,733
Jerome M. Kruszka	1/17/2006	39,274	295,733
Charles A. Casalinova	1/17/2006	29,458	221,819
Tom J. Fatjo, III	1/17/2006	24,539	184,779

(1)	We did not grant non-equity or equity incentive plan awards or stock options during 2006. Rather, we granted stock awards consisting of restricted stock granted under our Second Amended and Restated 2004 Equity Incentive Plan and pursuant to employment agreements with each of our NEOs. All of the stock awards granted in 2006 vest in equal one-third increments on January 17, 2007, January 17, 2008 and January 17, 2009. The number of shares of restricted stock was computed by dividing the NEOs base salary for the relevant year by the market value of one share of our common stock as of the grant date. Fair market value for these purposes will not be less than $9.50 per share.
Narrative to Summary Compensation Table and Plan-Based Awards Table
     Employment Agreements
     On March 22, 2005, our subsidiary, WCA Management Company, L.P. (“WCA Management”), entered into a new employment agreement (retroactively effective to January 1, 2005, the “Effective Date”) with each of Tom J. Fatjo, Jr., our chief executive officer, Jerome M. Kruszka, our president and chief operating officer, Charles A. Casalinova, our senior vice president and chief financial officer, and Tom J. Fatjo, III, our senior vice president-finance and secretary. We have guaranteed WCA Management’s obligations under these employment agreements. On January 5, 2007, our NEOs executed new employment agreements which replaced the previous employment agreements. The effective date of the new employment agreements is January 1, 2007. Below is a summary description of the material terms of these employment agreements and, as such, is not complete.
•	Term of Each Employment Agreement. Three years commencing on the Effective Date plus any extensions (the “Term”). On the first day of each calendar month, the Term will be automatically extended for an additional calendar month unless WCA Management or the executive officer gives notice not to extend the Term. The agreements terminate on the earlier of (i) the last day of the Term (as extended), (ii) the executive officer’s death, (iii) notice that the executive officer is “permanently disabled” (as defined in the employment agreements), (iv) WCA Management’s termination of the executive officer’s employment for “cause” (as defined in the employment agreements) or (v) the executive officer’s termination of his employment for “good reason” (as defined in the employment agreements).

•	Compensation. The employment agreements provide for the following base salaries for the executive officers for 2006 and 2007:

Executive Officer	2006 Base Salary($)	2007 Base Salary($)
Tom J. Fatjo, Jr.	373,100	385,785
Jerome M. Kruszka	373,100	385,785
Charles A. Casalinova	279,850	289,365
Tom J. Fatjo, III	233,120	241,046
The base salaries will be increased each year by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.
•	Participation in Compensation Plans. Each executive officer is eligible to participate in the following plans:
•	Management Incentive Plan. Pursuant to this plan each executive has the opportunity to earn an annual bonus based on performance measures and annual incentive plan goals, which will be established by the compensation committee. The opportunity to earn a bonus under this plan is expressed as percentage of base salary and is set each year for each executive separately. For 2006, the maximum percentages of base salary for the executive officers ranged from 80% to 100%.

•	Performance Unit Plan. For 2006, each executive officer had the opportunity to earn a bonus over a three-year measurement period in an amount up to a specified percentage of his base salary. The opportunity to earn a bonus under this plan was expressed as percentage of base salary and is set each year for each executive separately. For 2006, the percentages for the executive officers were 100%. Upon the approval of the 2007 Management Incentive Plan, the Performance Unit Plan was terminated as to all past, current and future awards effective December 31, 2006. For 2005 and 2006, no PUP awards were granted to any of our NEOs or other executive officers.

•	Restricted Stock Grants. Upon the execution of the employment agreements on March 22, 2005 and in January 2006 and January 2007 the executive officers received, annual grants of restricted stock under the Amended and Restated 2004 WCA Waste Corporation Incentive Plan (or any successor plan). The number of shares of restricted stock granted to an executive officer in such year will be equal to the fair market value of his base salary for the relevant year divided by the market value of one share of our Common Stock on the date of grant. Fair market value for these purposes will not be less than $9.50 per share. For purposes of the January 2006 grant, the number of shares received was calculated using $9.50 per share.

•	Other Plans. The executive officers and, to the extent applicable, the executive officers’ family, dependents and beneficiaries, may participate in the benefit or similar plans, policies or programs provided to similarly situated executives under our standard employment practices as in effect from time to time.
•	Termination Payments. The employment agreements provide for the following termination payments:
•	Upon termination for any reason whatsoever, an executive officer (or in case of death, his estate) is entitled to all salary and expense reimbursements due through the date of such termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies or programs in which he was participating at the time of such termination.

•	Upon termination for death or permanent disability, in lieu of any further salary, bonus payments, or other severance, an executive officer (or his estate, as applicable) will be entitled to a lump-sum cash severance payment equal to the amount of his base salary (computed at the rate then in effect) for the remaining Term of the employment agreement.

•	Upon termination of an executive officer for any reason other than death, disability or cause, or if the executive officer terminates his employment for good reason, he will be entitled to continued salary payments throughout the balance of Term, to continue coverage under any annual and long-term incentive plans, and to other benefits pursuant to the employment agreement. If WCA Management pays this salary and benefits for the Term of the employment agreement, the executive officer will be subject to non-competition and confidentiality covenants through that full Term.

•	Upon a Change in Control (as defined below) or within 24 months thereafter, an executive officer will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) his reporting level is significantly reduced (as determined by the officer in good faith), (c) his base salary and annual incentive compensation at target is reduced by 10% or more, or (d) he is required to relocate by more than 50 miles. If triggered, the Change in Control payments to an executive officer will be a lump sum cash payment equal to three times the sum of (i) his base salary and (ii) his average annual bonus pursuant to any annual bonus plan in effect as to any of the three consecutive calendar years ending immediately before the calendar year in which occurred the last event triggering the right to the payment. “Change in Control” is defined to mean any one of the following events:
(i)	An acquisition of “Voting Securities” (as defined in the employment agreements) by any person (including WCA Waste or its affiliates other than employee benefit plans), if immediately thereafter such Person has Beneficial Ownership (as defined in the employment agreements) of 50% or more of the combined voting power of our then outstanding Voting Securities. Certain “Non-Control Transactions” (as defined in the employment agreements) are excluded from the definition of Change of Control; or

(ii)	The then current members of our Board of Directors (and nominees unanimously approved by our board) (“Incumbent Board”), cease for any reason to constitute at least 2/3 of the members of our Board of Directors. No individual shall be considered a member of the Incumbent Board if he or she assumed office as a result of either an actual or threatened proxy contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our Board of Directors; or

(iii)	The consummation of (A) a merger, consolidation or reorganization with or into WCA Waste or in which securities of WCA Waste are issued, unless in connection with a Non-Control Transaction; (B) a complete liquidation or dissolution of WCA Waste; or (C) the sale or other disposition of all or substantially all of the assets of WCA Waste other than in connection with a Non-Control Transaction.
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

•	Other provisions. The employment agreements also contain other provisions, including provisions to prevent duplication of benefits to waive any requirement that an executive seek other employment, to prevent any reduction in payments because of compensation earned from other employers, and to waive any offset rights by WCA Waste. The employment agreements also subject each executive officer to certain non-compete and confidentiality covenants during the Term of the employment agreements.
     Additional information regarding the termination and change-in-control provisions of the executive officers’ employment agreements are set forth below under “Potential Payments Upon Termination or Change-in-Control.”
     Our executive officers are also eligible to receive certain equity-based compensation under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan. The shares of restricted stock granted to the named executive officers in 2006 were granted pursuant to this plan. Each such award vests in 1/3 increments on January 17, 2007, 2008 and 2009. Dividends are payable on these awards of restricted stock to the extent, if any, that dividends are paid on the Common Stock.

     The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End 2006

						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
	Option Awards								Number of	Value of
			Equity Incentive					Market	Unearned	Unearned
	Number of		Plan Awards:			Number of		Value of	Shares,	Shares,
	Securities	Number of	Number of			Shares or		Shares or	Units or	Units or
	Underlying	Securities	Securities			Units of		Units of	Other	Other
	Unexercised	Underlying	Underlying	Option		Stock That		Stock That	Rights	Rights
	Options	Unexercised	Unexercised	Exercise	Option	Have Not		Have Not	That Have	That Have
	(#)	Options	Unearned	Price	Expiration	Vested		Vested ($)	Not Vested	Not Vested
Name	Exercisable	(#) Unexercisable	Options (#)	($)	Date	(#)(1)		(2)	(#)	($)
Tom J. Fatjo, Jr.	100,000	—	—	9.50	June 22, 2014	—		—	—	—
	—	—	—	—	—	24,459	(2)	196,406	—	—
	—	—	—	—	—	39,274	(3)	315,370	—	—
Jerome M. Kruszka	100,000	—	—	9.50	June 22, 2014	—		—	—	—
	—	—	—	—	—	24,459	(2)	196,406	—	—
	—	—	—	—	—	39,274	(3)	315,370	—	—
Charles A. Casalinova	75,000	—	—	9.50	June 22, 2014	—		—	—	—
		—	—	—	—	18,346	(2)	147,318	—	—
		—	—	—	—	29,458	(3)	236,548	—	—
Tom J. Fatjo, III	65,000	—	—	9.50	June 22, 2014	—		—	—	—
	—	—	—	—	—	15,282	(2)	122,715	—	—
	—	—	—	—	—	24,539	(3)	197,048	—	—

(1)	Determined by multiplying the closing market price of our Common Stock as of December 29, 2006 ($8.03) by the number of shares in the prior column.

(2)	These restricted stock awards were granted on March 22, 2005. The first tranche of these restricted stock awards vested on March 22, 2006. The remaining restricted stock awards vest as follows:

Name	3/22/07	3/22/08
Mr. Fatjo, Jr.	12,229	12,230
Mr. Kruszka	12,229	12,230
Mr. Casalinova	9,173	9,173
Mr. Fatjo, III	7,641	7,641

(3)	These restricted stock awards were granted on January 17, 2006, and vest as follows:

Name	1/17/07	1/17/08	1/17/09
Mr. Fatjo, Jr.	13,091	13,091	13,092
Mr. Kruszka	13,091	13,091	13,092
Mr. Casalinova	9,819	9,819	9,820
Mr. Fatjo, III	8,179	8,180	8,180
     The following table sets forth certain information regarding exercises of options and vesting of restricted stock held by the NEOs during the year ended December 31, 2006.
Option Exercises and Stock Vested For Fiscal Year 2006

	Stock Awards
	Number of Shares	Value Realized on
	Acquired on Vesting	Vesting
Name	(#)	($) (1)
Tom J. Fatjo, Jr.	12,230	79,740
Jerome M. Kruszka	12,230	79,740
Charles A. Casalinova	9,173	59,808
Tom J. Fatjo, III	7,642	49,826

(1)	Determined by multiplying the number of shares of stock that vested during 2006 by the closing market price of our Common Stock on the respective vesting dates, but excluding any tax obligation incurred in connection with such vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
          The following summaries set forth potential payments payable to our named executive officers upon termination of employment or a change in control of us under their current employment agreements and our stock plans and other compensation programs. The Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. For purposes of the following summaries, dollar amounts are estimates based on salary as of December 31, 2006, benefits paid to the named executive officer in fiscal year 2006 and stock and option holdings of the name executive officer as of December 31, 2006. The summaries assume a price per share of our common stock of $8.03 per share, which was the closing price per share on December 29, 2006, as reported on the NASDAQ exchange.
Named Executive Officers
          Termination and Change of Control. Each of our NEOs is entitled to certain benefits under his employment agreement upon any of the following:
•	we terminate his employment as a result of his death;

•	we terminate his employment as a result of his disability;

•	we terminate his employment for “cause;”

•	the NEO terminates his employment for “good reason;” and

•	the NEO involuntarily terminates for any reason other than “cause” within 24 months following a change in control.
          Upon our change of control, all of the NEOs restricted stock that is unvested will automatically accelerate and become fully vested.
          Upon termination for any reason whatsoever, each NEO (or case of death, his estate) is entitled to all salary and expense reimbursements due through the date of such termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies or programs in which he was participating at the time of such termination.
          Death or Disability. Upon termination for death or disability, in lieu of further salary, bonus payments, or other severance, we will pay to each NEO (or his estate), within thirty (30) days of such termination, a lump sum severance payment, in cash equal to his base salary for the remaining term of his employment agreement as in effect immediately prior to such termination.
          Termination by Us for Other than Death, Disability, or Cause, or by the NEO for Good Reason. We shall continue throughout the full term of each NEOs employment agreement to pay each NEOs salary, to continue coverage in any annual and long-term incentive plans, and to provide benefits as described in his employment agreement.
          Termination by Us within 24 Months of Change in Control. The company shall pay to each NEO, within thirty (30) days after the termination, a lump sum payment, in cash, equal to three (3) times the sum of (i) each NEOs annual base salary in effect immediately prior to the Change in Control and (ii) each NEOs average annual bonus. The average annual bonus shall mean the average annual bonus earned by each NEO pursuant to any annual bonus plan in which each NEO participated during any of the three (3) consecutive calendar years ending immediately prior to the year of termination.
          If any payment or benefit under each NEOs employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, each NEO is entitled to receive an additional amount (“tax gross-up”) to adjust for the incremental tax costs of those payments to him. However, if any NEO’s payments due on a termination following a Change in Control do not exceed 103% of his average compensation for the previous five years, then his payments shall be scaled back such that an excise tax is not due.

Tom Fatjo Jr.
          Assuming that Tom Fatjo Jr’s. employment was terminated under each of these circumstances or a change of control occurred on December 31, 2006, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

				Value of Equity
				Awards Received
	Cash		Tax Gross-	or to be
Scenario	Severance ($)		Ups ($)	Received($)
Death or Disability	1,119,300	(1)	0	0

Termination for cause	0		0	0

Termination for good reason by Mr. Fatjo Jr. or without cause by WCA Waste Corporation	2,279,793	(2)	0	1,142,516 (3)

Involuntary Termination other than for cause within 24 months of a change in control	1,805,358	(4)	0	511,776 (5)

(1)	This amount represents three times the 2006 current base salary for Mr. Fatjo.

(2)	This amount represents three times the sum of the 2006 (a) base salary; (b) award under the Management Incentive Plan; (c) matching 401(k) contribution and (d) health insurance premium.

(3)	This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement.

(4)	Cash severance is equal to three times the sum of Mr. Fatjo’s base salary ($373,100) and average annual bonus ($228,686).

(5)	As of December 31, 2006, Mr. Fatjo held 63,733 shares of unvested restricted stock. The value of accelerated unvested restricted stock was calculated by multiplying 63,733 shares underlying Mr. Fatjo’s unvested restricted stock by $8.03 (our closing price per share on December 29, 2006).

Jerome M. Kruszka
     Assuming that Jerome M. Kruszka’s. employment was terminated under each of these circumstances or a change of control occurred on December 31, 2006, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

				Value of Equity
				Awards Received
	Cash		Tax Gross-	or to be
Scenario	Severance ($)		Ups ($)	Received($)
Death or Disability	1,119,300	(1)	0	0

Termination for cause	0		0	0

Termination for good reason by Mr. Kruszka or without cause by WCA Waste Corporation	2,259,498	(2)	0	1,142,516 (3)

Involuntary Termination other than for cause within 24 months of a change in control	1,805,358	(4)	0	511,776 (5)

(1)	This amount represents three times the 2006 current base salary for Mr. Kruszka.

(2)	This amount represents three times the sum of the 2006 (a) base salary; (b) award under the Management Incentive Plan; (c) matching 401(k) contribution and (d) health insurance premium.

(3)	This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement.

(4)	Cash severance is equal to three times the sum of Mr. Kruszka’s base salary ($373,100) and average annual bonus ($228,686).

(5)	As of December 31, 2006, Mr. Kruszka held 63,733 shares of unvested restricted stock. The value of accelerated unvested restricted stock was calculated by multiplying 63,733 shares underlying Mr. Kruszka’s unvested restricted stock by $8.03 (our closing price per share on December 29, 2006).
Charles A. Casalinova
     Assuming that Charles A. Casalinova’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2006, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

				Value of Equity
				Awards Received
	Cash		Tax Gross-	or to be
Scenario	Severance ($)		Ups ($)	Received($)
Death or Disability	839,550	(1)	0	0

Termination for cause	0		0	0

Termination for good reason by Mr. Casalinova or without cause by WCA Waste Corporation	1,543,815	(2)	0	856,961 (3)

Involuntary Termination other than for cause within 24 months of a change in control	1,260,678	(4)	0	383,866 (5)

(1)	This amount represents three times the 2006 current base salary for Mr. Casalinova.

(2)	This amount represents three times the sum of the 2006 (a) base salary; (b) award under the Management Incentive Plan; (c) matching 401(k) contribution and (d) health insurance premium.

(3)	This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement.

(4)	Cash severance is equal to three times the sum of Mr. Casalinova’s base salary ($279,850) and average annual bonus ($140,376).

(5)	As of December 31, 2006, Mr. Casalinova held 47,804 shares of unvested restricted stock. The value of accelerated unvested restricted stock was calculated by multiplying 47,804 shares underlying Mr. Casalinova’s unvested restricted stock by $8.03 (our closing price per share on December 29, 2006).
Tom Fatjo, III
     Assuming that Tom Fatjo III’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2006, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

				Value of Equity
				Awards Received
	Cash		Tax Gross-	or to be Received
Scenario	Severance ($)		Ups ($)	($)
Death or Disability	699,360	(1)	0	0

Termination for cause	0		0	0

Termination for good reason by Mr. Fatjo III or without cause by WCA Waste Corporation	1,291,473	(2)	0	713,867 (3)

Involuntary Termination other than for cause within 24 months of a change in control	1,050,108	(4)	0	319,771 (5)

(1)	This amount represents three times the 2006 current base salary for Mr. Fatjo III.

(2)	This amount represents three times the sum of the 2006 (a) base salary; (b) award under the Management Incentive Plan; (c) matching 401(k) contribution and (d) health insurance premium.

(3)	This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement.

(4)	Cash severance is equal to three times the sum of Mr. Fatjo’s base salary ($233,120) and average annual bonus ($116,916).

(5)	As of December 31, 2006, Mr. Fatjo held 39,822 shares of unvested restricted stock. The value of accelerated unvested restricted stock was calculated by multiplying 39,822 shares underlying Mr. Fatjo’s unvested restricted stock by $8.03 (our closing price per share on December 29, 2006).

Director Compensation
          The table below sets forth the aggregate compensation awarded to, earned by, or paid to during 2006 to our directors. We did not grant options, non-equity incentive plan awards, or other compensation other than the payment of fees and the grant of restricted stock as shown below.

	Fees
	Earned or	Stock
	Paid in	Awards
	Cash(2)	($) (3)	Total
Name	($)	(4)	($)
Richard E. Bean	112,000	36,175	148,175

Ballard O. Castleman	76,500	36,175	112,675

Tom J. Fatjo, Jr. (1) (5)	—	—	—

Jerome M. Kruszka (1) (5)	—	—	—

Preston Moore, Jr.	1,000	—	1,000

Roger A. Ramsey	86,750	36,175	122,925

Antony P. Ressler	7,750	—	7,750

Jeffrey S. Serota	7,750	—	7,750

John V. Singleton	1,000	—	1,000

(1)	Messrs. Fatjo, Jr. and Kruszka are also employees of the company and therefore do not receive any additional fees for their service on the board of directors. Please read “Executive Compensation” above for information on Messrs. Fatjo’s and Kruszka’s compensation as an executive officer during 2006.

(2)	Amounts include fees paid to Messrs. Bean, Castleman and Ramsey in consideration for their service on a special committee to evaluate certain strategic alternatives as described below.

(3)	Determined based on the aggregate grant date fair value computed in accordance with SFAS 123(R).

(4)	As of December 31, 2006, Mr. Bean had 6,316 outstanding unvested stock awards, Mr. Castleman had 6,316 outstanding unvested stock awards and Mr. Ramsey had 6,316 outstanding unvested stock awards. Please read “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End 2006” for information on Mr. Fatjo’s and Mr. Kruszka’s outstanding unvested stock awards as of December 31, 2006.

(5)	Please read “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End 2006” for information on Mr. Fatjo’s and Mr. Kruszka’s outstanding options as of December 31, 2006.

Annual Fee
	Annual Fee	for	Board	Board	Committee	Committee
	for Audit	Compensation	Attendance	Attendance	Attendance	Attendance
Annual	Committee	Committee	Fee (in	Fee	Fee (in	Fee
Retainer	Chairperson	Chairperson	person)	(telephonic)	person)	(telephonic)
$25,000	$10,000	$5,000	$1,000	$500	$500	$250
          For 2006, Messrs. Bean, Castleman and Ramsey each received $25,000 as his annual retainer for membership on the board while Messrs. Ressler and Serota each received $6,250 as their annual retainer. Messrs. Moore and Singleton did not receive an annual retainer. Messrs. Bean and Ramsey received $10,000 and $5,000 for serving as chair of the Audit and Compensation Committees, respectively. Pursuant to the attendance fee schedule, Mr. Bean received $12,000, Mr. Castleman received $7,750, Mr. Moore received $1,000, Mr. Ramsey received $12,000, Mr. Ressler received $1,500, Mr. Serota received $1,500 and Judge Singleton received $1,000 for attendance at board of director and committee meetings during 2006.
          In addition, in March 2006, the Board of Directors approved a set of resolutions delegating to a special committee authority to review and evaluate a variety of strategic alternatives, including the proposals that were later received and resulted in our sale of Preferred Stock to Ares and the other components of our previously announced capital plan. The members of the special committee were Messrs. Bean (Chairman), Castleman and Ramsey. Each member of the special committee received $40,000 for his service (with the Chairman paid an additional $20,000), plus $500 for attendance in person at each meeting, $250 for attendance via teleconference at each meeting, and reimbursement of out-of-pocket expenses.
          In 2006, Messrs. Bean, Castleman and Ramsey each received shares of restricted stock after the Board of Directors meeting that followed the annual meeting of stockholders. The number of shares received was determined by dividing $60,000 by the closing price per share of our Common Stock on September 15, 2006. For these purposes the closing price could not be less than $9.50 per share. The restricted shares issued to Messrs. Bean, Castleman and Ramsey vest in full on September 15, 2007, with full vesting upon termination of such non-employee director’s board service on account of his death, disability or a Change in Control (as defined under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan).
          Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. All directors receive reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.
          No members of our board, other than Messrs. Fatjo, Jr. and Kruszka whose compensation is described under “Executive Compensation” above, were paid any compensation in 2006 for their services as a director of the company other than the standard compensation arrangement for directors described in this narrative and reimbursement of expenses. In 2006, our officers and employees who also served as directors did not receive additional compensation for their service as a director and each non-employee director received the cash compensation indicated above.
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
Owners of More Than 5% of Common Stock and Preferred Stock
     Based solely upon filings made with the SEC, the following persons are the only persons known by us to own beneficially more than 5% of the outstanding shares of Common Stock and Preferred Stock as of the dates indicated.

			Amount
			and
	Amount and		Nature of
	Nature of	Percent	Beneficial	Percent
	Beneficial	of Class	Ownership	of Class
	Ownership	of	of	of
	of Common	Common	Preferred	Preferred
Name and Address of Beneficial Owner	Stock	Stock	Stock	Stock
Ares Corporate Opportunities Fund II, L.P. (1) 1999 Avenue of the Stars, Suite 1900 Los Angeles, California 90067	7,812,500 (2)	31.5%	750,000 (2)	100.0%

River Road Asset Management, LLC (3) 462 S. 4th St., Ste 1600 Louisville, KY 40202	1,832,378	10.8%	—	—

Dreman Value Management, L.L.C. (4) 520 East Cooper Avenue, Suite 230-4 Aspen, Colorado 81611	1,803,000	10.6%	—	—

Neuberger Berman, Inc. Neuberger Berman, LLC (5) 605 Third Avenue New York, New York 10158-3698	1,668,189	9.8%	—	—

Esping Family and Related Entities (6) 2828 Routh Street, Suite 500 Dallas, Texas 75201

William P. Esping	2,136,061	12.6%	—	—

Julie E. Blanton	1,097,547	6.5%	—	—

Jennifer E. Kirtland	1,094,742	6.5%	—	—

Kathryn E. Woods	812,096	4.8%	—	—

WPE Kids Partners, L.P.	1,136,221	6.7%	—	—

WPF Holdings, Inc.	1,136,221	6.7%	—	—

Esping Marital Deduction Trust No. 2	812,096	4.8%	—	—

(1)	The following information is based on the Schedule 13D filed with the SEC on August 7, 2006 by the Ares Entities (as defined below). Ares is the record owner of the shares of Preferred Stock reported above. The Ares Entities have shared voting and shared dispositive power with respect to shares of Common Stock and Preferred Stock reported above. ACOF Management II, L.P. (“ACOF Management”) is the general partner of Ares. ACOF Operating Manager II, L.P. (“ACOF Operating”) is the general partner of ACOF Management and the manager of Ares. Ares Management, Inc. is the general partner of ACOF Operating. Ares Partners Management Company LLC (“Ares Partners” and, together with Ares, ACOF Management, ACOF Operating and Ares Management Inc., the “Ares Entities”) directly or indirectly beneficially owns all outstanding capital stock of Ares Inc. Antony P. Ressler is the manager of, and Michael J. Arougheti, Seth Brufsky, David B. Kaplan, John Kissick, Bennett Rosenthal and David Sachs are members of, Ares Partners. Under applicable law, certain of these individuals and their respective spouses may be deemed to be indirect beneficial owners of the securities owned of record by Ares by virtue of such status. Each of the Ares Entities and Messrs. Ressler, Arougheti, Brufsky, Kaplan, Kissick, Rosenthal and Sachs and their respective spouses, disclaim ownership of all shares reported herein in excess of their pecuniary interests, if any, and this report shall not be deemed an admission that any such person or entity is the beneficial owner of such securities for purposes of Section 13 of the Exchange Act or for any other purposes.

(2)	The 750,000 shares of Preferred Stock are immediately convertible at Ares’ discretion into 7,812,500 shares of Common Stock, which, as of March 1, 2007, would represent approximately 31.5% of the outstanding Common Stock on a post-conversion basis. Ares can convert the Preferred Stock into Common Stock at any time at a conversion price of $9.60 per share, with conversion being calculated by taking the stated value (initially $100.00 per share) plus any amount added to stated value by way of dividends, then dividing by $9.60 to produce the number of shares of Common Stock issuable. WCA Waste can force a conversion into Common Stock following either (i) the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation. After the fifth anniversary of issuance, WCA Waste can redeem for cash equal to the liquidation preference.

Dividends are PIK for the first five years, meaning that they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years of PIK dividends, the Preferred Stock would be convertible into approximately 10,000,661 shares of Common Stock. In the event that one of the “acceleration events” (as defined in the certificate of designations for the Preferred Stock) were to occur prior to the end of the fifth year, five years of PIK dividends would accelerate at that time and the Preferred Stock would be immediately convertible into 10,000,661 shares of Common Stock. Based on the outstanding shares as of August 18, 2006, 10,000,661 shares of Common Stock would represent approximately 37.3% of the post-conversion shares outstanding.

Pursuant to a stockholder’s agreement entered into in July 2006 between WCA Waste and Ares, until the earliest of the seventh anniversary of issuance of the Preferred Stock (i.e., July 2013) or 180 days after Ares owns less than 10% of “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming Preferred Stock dividends accelerated to include a full five years), Ares will vote its shares of Preferred Stock or Common Stock at any stockholder meeting in the following manner: (a) in the manner recommended by the Board of Directors, if the vote is in connection with any fundamental transaction; (b) in its own discretion, if the vote relates to an amendment of the certificate of designation for the Preferred Stock or is not inconsistent with the stockholder’s agreement; and (c) in the manner recommended by the Board of Directors, if the vote is not otherwise covered above.

(3)	Based on the Schedule 13G filed with the SEC on February 9, 2007, River Road Asset Management, LLC has sole voting power with respect to 1,336,280 shares of Common Stock and sole dispositive power with respect to 1,832,378 shares of Common Stock.

(4)	Based on the Schedule 13D filed with the SEC on February 14, 2007, Dreman Value Management LLC has shared voting and sole dispositive power with respect to 1,803,000 shares of Common Stock.

(5)	Based on the amended Schedule 13G filed with the SEC on February 13, 2007, Neuberger Berman Management, Inc. and Neuberger Berman, LLC have sole voting power with respect to 1,399,950 shares of Common Stock and shared dispositive power with respect to 1,668,189 shares of Common Stock. Neuberger Berman, Inc. made the Schedule 13G filing pursuant to Rule 13d-1(b)(ii)(G) since it owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management, Inc. and does not own over 1% of our common stock. Neuberger Berman, LLC, is an investment advisor and broker/dealer with discretion and Neuberger Berman Management, Inc. is an investment advisor to a Series of Public Mutual Funds. Neuberger Berman, LLC is deemed to be a beneficial owner for purpose of Rule 13(d) since it has shared power to make decisions whether to retain or dispose, and in some cases the sole power to vote, the securities of many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to proceeds from the sale of such securities. Neuberger Berman, LLC and Neuberger Berman Inc. serve as a sub-advisor and investment manager, respectively of Neuberger Berman’s various Mutual Funds which hold such shares in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer. No other Neuberger Berman, LLC advisory client has an interest of more than 5% of our common stock.

(6)	Based on the Schedule 13D filed with the SEC on May 9, 2005, (a) William P. Esping holds sole voting and dispositive power with respect to 1,171,478 shares of Common Stock and shared voting and dispositive power with respect to 964,583 shares of Common Stock, (b) Julie E. Blanton holds sole voting and dispositive power with respect to 282,645 shares of Common Stock and shared voting and dispositive power with respect to 814,902 shares of Common Stock, (c) Jennifer E. Kirtland holds sole voting and dispositive power with respect to 282,646 shares of Common Stock and shared voting and dispositive power with respect to 812,096 shares of Common Stock, and (d) Kathryn E. Woods holds shared voting and dispositive power with respect to 812,096 shares of Common Stock. William P. Esping holds sole ultimate voting and investment control over all shares of Common Stock owned by WPE Kids Partners, L.P. and WPE Holdings, Inc. William P. Esping, Julie E. Blanton, Jennifer E. Kirtland and Kathryn E. Woods are the four trustees of the Esping Marital Deduction Trust No. 2. They share voting and investment control over the 812,096 shares of Common Stock held by the trust. For a discussion of Mr. Esping’s relationship with our former parent, Waste Corporation of America, LLC, see “—Waste Corporation of America, LLC,” below.
Directors and Executive Officers
     Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The address of all directors and executive officers in this table is c/o WCA Waste Corporation, One Riverway, Suite 1400, Houston, Texas 77056. Ownership amounts are as of April 26, 2007

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Tom J. Fatjo, Jr.(1)	950,683	5.6%
Jerome M. Kruszka(2)	599,042	3.5%
Charles A. Casalinova(3)	295,570	1.7%
Tom J. Fatjo, III(4)	431,590	2.5%
Richard E. Bean(5)	127,999	*
Roger A. Ramsey(6)	36,632	*
Ballard O. Castleman(7)	66,508	*
Preston Moore, Jr.	43,366	*
Antony P. Ressler	—	—
Jeffrey S. Serota	—	—
Honorable John V. Singleton	—	—
All directors and executive officers as a group (11 persons)	2,551,390	15.0%

*	Represents beneficial ownership of less than 1%.

(1)	Includes: (a) 98,368 shares owned by Tom J. Fatjo, Jr. Trust; (b) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (c) 12,296 shares owned by Channing Fatjo 1998 Gift Trust. Mr. Fatjo, Jr. is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including shares of Common Stock. Also includes: (w) 211,491 shares owned by Fatjo WCA Partners, L.P., a limited partnership, controlled by Mr. Fatjo, Jr.; (x) 58,131 shares owned by First Sugar Hill Partners, LP (formerly FFAP, Ltd.), a limited partnership, the sole general partner of which is a corporation controlled by Mr. Fatjo, Jr., referred to in the remainder of this Form 10-K/A as FSH Partners; (y) 51,288 shares representing Mr. Fatjo’s proportionate indirect interest in shares owned by Waste Corporation of America, LLC, referred to in the remainder of this Form 10-K/A as WCA LLC; and (z) 100,000 shares underlying options currently exercisable. Mr. Fatjo, Jr. disclaims beneficial ownership of the securities held by WCA LLC, Fatjo WCA Partners, L.P. and FSH Partners except to the extent of his pecuniary interest therein. Does include 79,021 shares of restricted stock that will not be vested within 60 days of April 26, 2007.

(2)	Includes: (a) 26,938 shares representing Mr. Kruszka’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Kruszka disclaims beneficial ownership; and (b) 100,000 shares underlying options currently exercisable. Does include 79,021 shares of restricted stock that will not be vested within 60 days of April 26, 2007.

(3)	Includes: (a) 9,343 shares representing Mr. Casalinova’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Casalinova disclaims beneficial ownership; and (b) 75,000 shares underlying options currently exercisable. Does include 59,270 shares of restricted stock that will not be vested within 60 days of April 26, 2007.

(4)	Includes: (a) 3,074 shares owned by Thomas J. Fatjo, IV Descendant’s Trust; (b) 3,074 shares owned by Berkeley E. Fatjo Descendant’s Trust; (c) 3,074 shares owned by Travis C. Fatjo Descendant’s Trust; (d) 3,074 shares owned by Justin D. Ruud Descendant’s Trust; (e) and 3,074 shares owned by Landon C. Ruud Descendant’s Trust. Mr. Fatjo, III is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including their shares of Common Stock. Also includes: (w) 11,510 shares held by Mr. Fatjo, III as a limited partner of FSH Partners; (x) 26,172 shares held by Mr. Fatjo, III as a limited partner of Fatjo WCA Partners, L.P., (y) 18,617 shares representing Mr. Fatjo’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Fatjo disclaims beneficial ownership; and (z) 65,000 shares underlying options currently exercisable. Does include 49,373 shares of restricted stock that will not be vested within 60 days of April 26, 2007.

(5)	Includes: (a) 6,222 shares representing Mr. Bean’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Bean disclaims beneficial ownership; and (b) 20,000 shares underlying options currently exercisable and (c) 6,316 shares of restricted stock that will not vest within 60 days of April 26, 2007.

(6)	Includes 20,000 shares underlying options currently exercisable and 6,316 shares of restricted stock that will vest within 60 days of April 26, 2007.

(7)	Includes: (a) 2,333 shares representing Mr. Castleman’s proportionate indirect interest in shares owned by WCA LLC, of which Mr. Castleman disclaims beneficial ownership; and (b) 20,000 shares underlying options currently exercisable and (c) 6,316 shares of restricted stock that will not vest within 60 days of April 26, 2007.
Equity Compensation Plan Information
          The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

Number of
securities
remaining
available for
future issuance
	Number of	Weighted-	under equity
	securities to	average	compensation
	be issued	exercise price	plans
	upon exercise	of outstanding	(excluding
	of outstanding	options,	securities
	common stock	warrants and	reflected in
	options	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	634,000	$9.52	1,071,632 (2)

Equity compensation plans not approved by stockholders	—	—	—

Total	634,000	$9.52	1,071,632

(1)	Relates to shares of our common stock subject to options under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.

(2)	The remaining shares of Common Stock that may be issued pursuant to the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan may be issued in the form of stock options, purchased stock, bonus stock, stock appreciation rights, phantom stock, restricted stock, performance awards or other stock or performance-based awards. The type of award and the number of shares of Common Stock subject to the award granted under the plan is in the discretion of the Compensation Committee of the Board of Directors, as administrator of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Other than as set forth in the following paragraphs, we are not aware of any transactions since the beginning of 2006 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our Common Stock or Preferred Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest. Except as otherwise noted and as applicable, we believe that each transaction described below is, or was, as the case may be, on terms at least as favorable to us as we would expect to negotiate with an unaffiliated party.
Relationship with WCA LLC
Transit Waste Acquisition. In February 2006, we acquired all of the equity interests in Transit Waste, LLC from WCA LLC. Transit Waste, LLC consists of a collection operation located in Bloomfield, New Mexico that services northern New Mexico and southern Colorado and a 152-acre municipal solid waste landfill located near Durango, Colorado. The acquisition consideration paid to WCA LLC by us was approximately $5.6 million, consisting of $0.4 million in cash and $5.2 million in debt assumed. The terms of the Transit Waste acquisition were approved by our independent directors. Messrs. Tom J. Fatjo, Jr., Jerome M. Kruszka and Ballard O. Castleman abstained from the vote.
Ft. Myers Acquisition. On August 11, 2006, we acquired a 12-acre materials recovery facility, and assets associated with that operation, located in Ft. Myers, Florida from WCA LLC. The acquisition consideration paid to WCA LLC by us consisted of approximately $4.0 million in cash (subject to certain adjustments). The terms of the Ft. Myers acquisition were approved by our independent directors. Messrs. Tom J. Fatjo, Jr., Jerome M. Kruszka and Ballard O. Castleman abstained from the vote.
St. Lucie Acquisition. On October 2, 2006, the Company acquired the membership interests of WCA of St. Lucie, LLC from Old WCA for approximately $1.8 million in cash. The acquisition includes an unopened transfer station near St. Lucie, Florida. The terms of the St. Lucie acquisition were approved by our independent directors. Messrs. Tom J. Fatjo, Jr., Jerome M. Kruszka and Ballard O. Castleman abstained from the vote.
Administrative Services Agreement. In June 2004, we and our subsidiaries entered into a five-year Administrative Services Agreement, pursuant to which we and our subsidiaries agreed to continue to provide various administrative, human resources, employee leasing, treasury, accounting and insurance management services to WCA LLC and its subsidiaries. We entered into this agreement when we were a member of a corporate group including WCA LLC and its subsidiaries. This agreement’s terms may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. WCA LLC agreed to pay us a fee of $40,000 per month for such administrative services, plus all direct and other allocated costs incurred on behalf of WCA LLC and its subsidiaries. The fee to be paid by WCA LLC also included payment for the services our officers provide to WCA LLC and its affiliates. Pursuant to the purchase agreement entered into in connection with the Ft. Meade acquisition described above, the administrative services fee was reduced to $30,000 per month from October 2005 through December 2005 and was reduced to $20,000 per month thereafter. Pursuant to the purchase agreement entered into in connection with the Transit Waste acquisition described above, the administrative services fee was reduced to $10,000 per month thereafter. Pursuant to the purchase agreement entered into in connection with the Ft. Myers acquisition described above, the administrative services fee was eliminated effective as of August 1, 2006. During 2006, WCA LLC paid us $90,000 pursuant to the Administrative Services Agreement.
Non-Compete Agreement. In June 2004, we entered into a Reorganization Agreement with WCA LLC that contained a mutual non-competition agreement pursuant to which we and our subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of WCA LLC’s or its subsidiaries’ operations in Florida, Colorado or New Mexico, and WCA LLC and its subsidiaries agreed not to acquire or operate any waste operations within 50 miles of any of WCA Waste’s or its subsidiaries’ then-current operations in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee or Texas through June 2009. We entered into this agreement when we were a member of a corporate group including WCA LLC and its subsidiaries. This agreement’s terms may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Pursuant to the purchase agreements entered into in connection with the Ft. Meade and Transit Waste acquisitions described above, the non-competition provisions of the Reorganization Agreement restricting us were eliminated, so that we and our subsidiaries may operate anywhere. However, WCA LLC is still restricted from operating within the states in which we operated prior to these acquisitions.

Relationship among Executive Officers
Mr. Tom J. Fatjo, Jr., our chairman of the board and chief executive officer, is the father of Mr. Tom J. Fatjo, III, our senior vice president— finance and secretary. Please read “Executive Compensation” above for information regarding the payments and awards we made to each of the individuals during 2006.
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
Payment to Ares
In connection with the closing of the sale of the Preferred Stock to Ares in July 2006, we paid to Ares a transaction fee equal to 1% of the total purchase price, or $750,000. We also reimbursed Ares for all legal, accounting, consulting, travel and other out-of-pocket expenses, which were approximately $800,000.
Stockholder’s Agreement with Ares
In July 2006, Ares and WCA Waste entered into a Stockholder’s Agreement (the “Stockholder’s Agreement”) in connection with the issuance of 750,000 shares of Preferred Stock. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Owners of More Than 5% of Common Stock and Preferred Stock.” For a description of the Preferred Stock, please read Note 9 to our Consolidated Financial Statements in our Form 10-K. The material terms of the Stockholder’s Agreement are set forth below.
     Standstill. Until the earliest of the seventh anniversary of issuance of the Preferred Stock or 180 days after Ares owns less than 10% of post-conversion equity (the “Standstill Period”), Ares agreed to numerous “standstill” restrictions, including acquiring additional voting securities, proposing or encouraging any fundamental transaction, participating in a “group,” soliciting proxies, attempting to change the size of the Board of Directors or its composition, entering into a voting agreement, transferring any of its voting securities (except in compliance with the stockholder’s agreement), or discussing or encouraging any of the foregoing.
     Director Elections and Restrictions. As the holder of all of the outstanding Preferred Stock, Ares is entitled to elect as a separate class (i) two directors to the Board of Directors for so long as it continues to hold Preferred Stock representing at least 20% of “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming Preferred Stock dividends accelerated to include a full five years), (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors below 10%. The Preferred Stock does not vote with respect to directors elected by the holders of Common Stock. In connection with its right to elect directors, Ares also agreed to certain limits on the qualifications of such directors, and it receives rights to director insurance and indemnification and observer rights on committees.
     Voting Restrictions. During the Standstill Period, Ares will vote its shares of Preferred Stock or Common Stock at any stockholder meeting in the following manner: (a) in the manner recommended by the Board of Directors, if the vote is in connection with any fundamental transaction; (b) in its own discretion, if the vote relates to an amendment of the certificate of designation for the Preferred Stock or is not inconsistent with the stockholder’s agreement; and (c) in the manner recommended by the Board of Directors, if the vote is not otherwise covered above.

     Transfer Restrictions. During the Standstill Period, Ares will not transfer any shares of Preferred Stock or Common Stock to any other person except: (a) pursuant to the registration rights agreement; (b) in accordance with Rule 144 under the Securities Act; (c) after the second anniversary of the Preferred Stock issuance, transfers of Common Stock issued upon conversion of the Preferred Stock may be made to persons that are not “related persons” to Ares or affiliates of WCA Waste that, in any 12 month period, do not, in the aggregate, exceed 7.5% of the outstanding voting securities of WCA Waste; however, such transfers may not be made to a person (or its affiliates or to a group in which such person or an affiliate is a member) that, after giving effect to such transfer, would beneficially own voting securities representing more than 7.5% of the total voting power of WCA Waste’s securities; (d) pursuant to a merger or other reorganization approved by the Board of Directors; or (e) in any event as allowed above (except for pursuant to a merger or reorganization), without the transferee executing an agreement similar to the Stockholder’s Agreement.
     Any of these restrictions may be waived by a majority vote of the members of our Board of Directors who are not affiliated with Ares.
Registration Rights of Ares
On July 27, 2006, we entered into a Registration Rights Agreement with Ares to allow for the registered resale by Ares of the Common Stock issuable upon conversion of the Preferred Stock held by Ares. After conversion of Ares’ Preferred Stock and upon a request from Ares, we will file a shelf registration statement for the resale of the Common Stock within 30 days of such request and will use our commercially reasonable efforts to cause the shelf registration statement to become or be declared effective by the SEC within 120 days after the request. In addition, Ares shall have two demand registration requests and unlimited piggyback registration rights. We have agreed to pay the expenses of any registration except for underwriting discounts.

Item 14. Principal Accounting Fees and Services.
Fees Billed by the Independent Auditors
KPMG LLP has billed WCA Waste and its subsidiaries the aggregate fees set forth in the table below for 2006 and 2005.

	2006	2005
Audit Fees (1)	$860,000	$830,000
Audit-Related Fees (2)	114,400	24,500
Tax Fees	—	—
All Other Fees	—	—

Total	$974,400	$854,500

(1)	These represent the aggregate fees billed for professional services rendered by KPMG LLP for the audit of WCA Waste’s consolidated annual financial statements for the years ended December 31, 2006 and 2005 and reviews of the consolidated financial statements included in WCA Waste’s quarterly reports on Form 10-Q for the years then ended and the audit of internal controls over financial reporting of WCA Waste Corporation as of December 31, 2006.

(2)	The 2005 fees represent fees billed for services provided in connection with WCA Waste Corporation’s registration statements on Forms S-3 and S-8 and various Form 8-K filings. The 2006 fees represent fees billed for services provided in connection with registration statements on Forms S-4 and various Form 8-K Filings.
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
     The audit committee charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC. No such services provided in 2006 or 2005 were pre-approved pursuant to any such exceptions.
     The audit committee delegates to the chairman the authority to approve in advance all audit, audit-related, tax and other services and permissible non-audit services to be provided by KPMG LLP if presented to the full committee at the next regularly scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
          (3) Exhibits.
     The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index.

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

Exhibit
No.	Description
3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

Exhibit
No.	Description
10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

Exhibit
No.	Description
10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.24	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.26	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.28	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.29	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.30	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.31	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.32	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.33	Stockholder’s Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

Exhibit
No.	Description
10.35	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.36	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.37	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39	Form of Non-Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.40	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

12.1	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2006 (incorporated by reference to Exhibit 12.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

21.1	List of Subsidiaries of WCA Waste Corporation (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP (incorporated by reference to Exhibit 23.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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

Date: April 26, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom J. Fatjo, Jr. Tom J. Fatjo, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 26, 2007

/s/ J. Edward Menger * Jerome M. Kruszka	President, Chief Operating Officer and Director	April 26, 2007

/s/ Charles A. Casalinova Charles A. Casalinova	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2007

/s/ Kevin D. Mitchell Kevin D. Mitchell	Vice President and Controller (Principal Accounting Officer)	April 26, 2007

/s/ J. Edward Menger* Richard E. Bean	Director	April 26, 2007

/s/ J. Edward Menger* Ballard O. Castleman	Director	April 26, 2007

/s/ J. Edward Menger* Preston Moore Jr.	Director	April 26, 2007

/s/ J. Edward Menger* Roger A. Ramsey	Director	April 26, 2007

/s/ J. Edward Menger* Antony P. Ressler	Director	April 26, 2007

/s/ J. Edward Menger* Jeffrey S. Serota	Director	April 26, 2007

/s/ J. Edward Menger* Honorable John V. Singleton	Director	April 26, 2007
* by J. Edward Menger as Attorney-in-Fact

EXHIBIT INDEX

Exhibit
No.	Description
2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

Exhibit
No.	Description
3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.2	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

Exhibit
No.	Description
10.9	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.10	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.14+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.15+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.18†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.20+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.21+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

Exhibit
No.	Description
10.22	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruszka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.23	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.24	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.25	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.26	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.27	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.28	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.29	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.30	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.31	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.32	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.33	Stockholder’s Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

Exhibit
No.	Description
10.35	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.36	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.37	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39	Form of Non-Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.40	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

12.1	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2006 (incorporated by reference to Exhibit 12.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

21.1	List of Subsidiaries of WCA Waste Corporation (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP (incorporated by reference to Exhibit 23.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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