Form 10-Q
period 2007-03-31
WCA WASTE CORP
filed 2007-05-10
CIK 1282398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of May 9, 2007, there were 17,024,060 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

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
     Thus, for example, our future financial performance will depend significantly on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:
•	we may be unable to identify, complete or integrate future acquisitions, which may harm our prospects;

•	we compete for acquisition candidates with other purchasers, some of which have greater financial resources and may be able to offer more favorable terms, thus limiting our ability to grow through acquisitions;

•	in connection with financing acquisitions, we may incur additional indebtedness, or may issue additional equity including common stock or preferred stock which would dilute the ownership percentage of existing stockholders;

•	businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures, which would adversely affect our financial results;

•	rapid growth may strain our management, operational, financial and other resources, which would adversely affect our financial results;

•	our acquisition strategy has resulted and is expected to continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected; and

•	we may incur charges related to acquisitions, which could lower our earnings.
     Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements. These include, but are not limited to, the following:
•	changes in interest rates may affect our profitability;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	a general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenue and cash flows;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor, fuel and insurance could reduce operating margins;

•	we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition;

•	our failure to remain competitive with our numerous competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business;

•	we may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower prices in order to retain certain contracts, any of which would cause our revenue to decline;

•	comprehensive waste planning programs and initiatives required by state and local governments may reduce demand for our services, which could adversely affect our waste volumes and the price of our landfill disposal services;

•	efforts by labor unions to organize our employees could divert management attention and increase our operating expenses;

•	current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business;

•	poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business;

•	we are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors;

•	seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price;

•	our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations;

•	a controlling interest in our voting stock is held by one fund and a small number of individuals (including management), which when combined with various agreements and rights of the fund, may discourage a change of control transaction and may exert control over our strategic direction;

•	provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price;

•	we do not anticipate paying cash dividends on our common stock in the foreseeable future, so you can only realize a return on your investment by selling your shares of our common stock;

•	we may issue preferred stock that has a liquidation or other preference over our common stock without the approval of the holders of our common stock, which may affect those holders rights or the market price of our common stock;

•	we have a substantial amount of debt which could adversely affect our operations and financial performance; and

•	the provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business.

     We describe these and other risks in greater detail in the section entitled “Business—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”) and in Part II, Item 1A, “Risk Factors,” in this quarterly report.
     The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,533	$52,207
Restricted cash	379	375
Accounts receivable, net of allowance for doubtful accounts of $821 (unaudited) and $540, respectively	19,669	17,165
Deferred tax assets	1,036	1,036
Prepaid expenses and other	6,466	7,858

Total current assets	37,083	78,641

Property and equipment, net of accumulated depreciation and amortization of $68,414 (unaudited) and $63,598, respectively	235,444	207,441
Goodwill, net	94,433	73,546
Intangible assets, net	7,097	4,885
Deferred financing costs, net	5,226	5,429
Restricted cash – debt service reserve fund	984	973
Other assets	231	334

Total assets	$380,498	$371,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,331	$7,469
Accrued liabilities and other	14,995	12,311
Accrued closure and post-closure liabilities	451	—
Notes payable	5,082	3,335
Current maturities of long-term debt	859	916

Total current liabilities	28,718	24,031

Long-term debt, less current maturities and discount	165,834	165,958
Interest rate swap	2,762	2,448
Accrued closure and post-closure liabilities	5,428	3,751
Deferred tax liabilities	8,537	7,282
Other long-term liabilities	1,812	—

Total liabilities	213,091	203,470
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.01 par value per share. Authorized 769 shares; issued and outstanding 769 shares (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 16,965 and 16,859 shares, respectively	170	169
Treasury stock	(174)	(174)
Additional paid-in capital	162,387	161,316
Retained earnings	5,016	6,460

Total stockholders’ equity	167,407	167,779

Total liabilities and stockholders’ equity	$380,498	$371,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$40,627	$34,680
Expenses:
Cost of services	25,755	22,284
Depreciation and amortization	5,189	4,568
General and administrative (including stock-based compensation of $353 and $253, respectively)	3,140	2,710

	34,084	29,562

Operating income	6,543	5,118

Other income (expense):
Interest expense, net	(3,881)	(4,107)
Unrealized loss on interest rate swap	(528)	—
Other income, net	150	9

	(4,259)	(4,098)

Income before income taxes	2,284	1,020
Income tax provision	(962)	(408)

Net income	1,322	612
Accrued payment-in-kind dividend on preferred stock	(954)	—

Net income available to common stockholders	$368	$612

Earnings per share — basic and diluted:
Net income available to common stockholders	$0.02	$0.04

Weighted average shares outstanding — basic	16,413	16,330

Weighted average shares outstanding — diluted	16,446	16,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,322	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,189	4,568
Stock-based compensation	353	253
Amortization of deferred financing costs and debt discount	221	181
Deferred tax provision	962	278
Accretion expense for closure and post-closure obligations	120	71
Gain on sale of assets	(150)	(9)
Unrealized loss on interest rate swap	528	—
Prepaid disposal usage	712	529
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,086)	(44)
Prepaid expenses and other	(2,467)	(1,295)
Accounts payable and other liabilities	3,375	191

Net cash provided by operating activities	9,079	5,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(45,720)	(334)
Proceeds from sale of fixed assets	188	9
Capital expenditures	(5,992)	(5,748)
Cost incurred on possible acquisitions	(14)	(3)

Net cash used in investing activities	(51,538)	(6,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(191)	(1,717)
Net change in revolving line of credit	—	2,699
Decrease (increase) in restricted cash	(15)	19
Equity transaction costs	(5)	—
Deferred financing costs	(4)	(47)

Net cash provided by (used in) financing activities	(215)	954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,674)	213
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	52,207	678

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,533	$891

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$756	$4,096
Income taxes paid	—	130
Note payable	3,038	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tables in thousands, except per share data)
1. BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
WCA Waste Corporation (WCA or the Company) is a vertically integrated, non-hazardous solid waste collection and disposal company.
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 14, 2007 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006. The unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of WCA Waste Corporation and its majority-owned and controlled subsidiaries after elimination of all material intercompany balances and transactions.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instrument would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 is effective January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations or cash flows.

2. ACQUISITIONS
On January 3, 2007, the Company acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation located in Fort Myers, Florida, for approximately $6.4 million in cash. On February 21, 2007, the Company purchased American Waste, Inc. and affiliated companies, which consisted of three landfills and four collection operations located near Oklahoma City, Oklahoma. Total purchase price for this acquisition was approximately $39.2 million of cash. Of this purchase price, approximately $5 million relates to Pauls Valley Landfill. The expansion permit for this landfill was granted in April 2007 and planning for the construction of the expansion airspace is currently underway. On March 30, 2007, the Company acquired the assets of Klean Way Disposal, Inc., a residential collection operation located in Springfield, Missouri. Total consideration of this acquisition was approximately $3.0 million. The Company issued a promissory note at closing and subsequently repaid the note payable with cash on April 2, 2007.
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
Based on the preliminary assessments of values for these acquisitions, the Company reflected landfill cost of $18.0 million, other fixed assets of $7.1 million, intangible assets of $2.3 million, goodwill of $20.9 million and net working capital of $0.3 million.
3. STOCK-BASED COMPENSATION
The Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 2,250,000 shares. As of March 31, 2007, there were approximately 966,000 remaining shares authorized for issuance.
During the three months ended March 31, 2007, a total of 137,050 restricted shares of the Company’s common stock were granted to certain officers and key employees with an aggregate market value of $1.1 million on the grant dates. The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet. The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.
The following table reflects the Company’s restricted share activity for the three months ended March 31, 2007:

			Weighted Average
		Weighted Average	Remaining
		Grant-Date	Contractual Term
	Shares	Fair Value	(years)
Unvested at December 31, 2006	478	$7.84
Granted	137	7.97
Vested	(102)	8.38
Forfeited	(1)	7.15

Unvested at March 31, 2007	512	$7.77	4.50

The Company has not granted any stock options since February 2005. The following table reflects the Company’s option activity for the three months ended March 31, 2007:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(years)
Outstanding at December 31, 2006	634	$9.52
Grants	—	—
Forfeitures	—	—

Outstanding at March 31, 2007	634	$9.52	7.25

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of March 31, 2007, there was no intrinsic value as of March 31, 2007.
4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible preferred stock and convertible debt. The detail of the earnings per share calculations for net income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months
	Ended March 31,
	2007	2006
Numerator:
Net income	$1,322	$612
Accrued payment-in-kind dividend on preferred stock	(954)	—

Net income available to common stockholders	$368	$612

Denominator:
Weighted average basic shares outstanding	16,413	16,330
Dilutive effect of restricted share issuances	33	20

Weighted average diluted shares outstanding	16,446	16,350

Earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Three Months
	Ended March 31,
	2007	2006
Stock options	634	643
Restricted shares	299	—
Convertible preferred stock	8,065	—
Convertible debt	636	636

	9,634	1,279

5. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000

Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.89% weighted average rate at March 31, 2007 and December 31, 2006)	9,165	9,165

Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.55% and 6.54% at March 31, 2007 and December 31, 2006, respectively)	848	1,008

Note payable, with interest rate of 5%, due in January 2010	128	160

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	167,141	167,333

Less: Debt discount	448	459
Less: Current portion	859	916

	$165,834	$165,958

The Company has a $175 million revolving credit facility. As of March 31, 2007, there were no outstanding borrowings. As of March 31, 2007, there was $10.9 million in letters of credit secured by the credit facility, leaving $164.1 million in available capacity.
As of March 31, 2007, each of the Company’s subsidiary guarantors of the 9.25% Senior Notes due 2014 is 100% owned by the Company and the guarantees are full and unconditional, joint and several, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries.
6. INTEREST RATE SWAP / COMPREHENSIVE INCOME
The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months
	Ended March 31,
	2007	2006
Net income	$1,322	$612
Unrealized gain on interest rate swap, net of tax of $0 and $1,025, respectively	—	1,550

Comprehensive income	$1,322	$2,162

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The Company did not enter into the interest rate swap agreements for trading purposes. The swap agreement was intended to limit the Company’s exposure to a rising rate interest environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge. During the three months ended March 31, 2007, the Company recorded $0.5 million of unrealized loss related to the interest rate swap in the accompanying condensed consolidated statements of operations. At March 31, 2006, the Company recorded an unrealized gain of $1.9 million on its interest rate swap, which resulted in an increase of comprehensive income by $1.6 million, net of $1.0 million in deferred tax liabilities.
7. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At March 31, 2007, the Company owned 23 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2007.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At March 31, 2007, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
Closure and Post-Closure Obligations
The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years depending on type and location.
The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.
The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2006 to March 31, 2007:

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2006	$132,799	$3,751
Capital expenditures	767	—
Amortization expense	(2,177)	—
Obligations incurred and capitalized	110	110
Revisions to estimates of closure and post-closure activities	1,869	1,869
Interest accretion	—	120
Acquisitions and other adjustments	18,027	29

March 31, 2007	$151,395	$5,879

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2007	2006
Recorded amounts:
Current portion	$451	$—
Noncurrent portion	5,428	3,751

Total recorded	$5,879	$3,751

The Company’s total anticipated cost for future closure and post-closure activities is $115.7 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $20.8 million and $16.8 million at March 31, 2007 and December 31, 2006, respectively.
8. INCOME TAXES
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the three months ended March 31, 2007 based upon the Company’s anticipated 2007 annual effective income tax rate of 42.1% as compared to 40.0% for the three months ended March 31, 2006. Such rate differs from the statutory rate of 35% due to state income taxes, valuation allowance and estimates of non-deductible expenses. The 2007 rate reflects the impact of certain non-deductible expenses and state taxes to the projected current year pre-tax earnings.
The Company is subject to federal income tax in the United States and to state taxes in the various states in which it operates within the United States. With few exceptions, the Company remains subject to both U.S federal income tax and to state and local income tax examinations by taxing authorities for tax years through 1998. Currently, the Company is not involved in any income tax examinations for any year.
The Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification and disclosure of tax positions.
As a result of the implementation, the Company recorded $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition. The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has approximately $15,000 of interest and penalties accrued as of March 31, 2007.

9. STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2007, the Company issued 135,821 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan. These shares vest over three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2006 to March 31, 2007:

	Preferred	Common	Treasury	Additional	Retained
	Stock	Stock	Stock	Paid-in Capital	Earnings	Total
December 31, 2006	$8	$169	$(174)	$161,316	$6,460	$167,779
Net income	—	—	—	—	1,322	1,322
Cumulative effect of change in accounting principle (FIN 48 – see note 8)	—	—	—	—	(1,812)	(1,812)
Accrued payment-in- kind dividend on preferred stock	—	—	—	954	(954)	—
Issuance of restricted shares to employees	—	1	—	(1)	—	—
Accretion of unearned compensation	—	—	—	353	—	353
Repurchase of common shares	—	—	—	(230)	—	(230)
Equity transaction costs	—	—	—	(5)	—	(5)

March 31, 2007	$8	$170	$(174)	$162,387	$5,016	$167,407

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
The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become due to the preferred holder. The preferred shareholder holds certain preferential rights, including the appointment of two directors. The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation. After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is $96,006. After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion. The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period. Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

10. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006
Collection:
Residential	$8,881	$5,800
Commercial	4,387	3,722
Roll-off	11,801	10,322

Total collection	25,069	19,844

Disposal	15,071	14,209
Less: Intercompany	5,581	5,168

Disposal, net	9,490	9,041
Transfer and other	9,587	8,792
Less: Intercompany	3,519	2,997

Transfer and other, net	6,068	5,795

Total revenue	$40,627	$34,680

The table below reflects certain geographic information relating to the Company’s operations. The state of Kansas includes one landfill which is a part of the vertically integrated Missouri operations and is combined with Missouri to form a geographic segment. The states of Alabama, Colorado, New Mexico, South Carolina and Tennessee have been aggregated in Other due to their size.

	Kansas/			North
	Missouri	Texas	Arkansas	Carolina	Florida	Oklahoma	Other	Corporate	Total
Three months ended March 31, 2007:
Revenue	$11,916	9,324	3,470	2,621	5,561	1,544	6,191	—	40,627
Depreciation and amortization	1,206	911	408	480	839	171	1,055	119	5,189
Capital expenditures	2,592	1,714	385	231	285	23	692	70	5,992
Capital expenditures (Acquisitions)	152	—	—	—	654	24,343	—	—	25,149

Three months ended March 31, 2006:
Revenue	$11,532	7,172	3,275	2,733	4,772	—	5,196	—	34,680
Depreciation and amortization	1,160	765	422	426	695	—	1,018	82	4,568
Capital expenditures	708	408	73	386	1,200	—	469	2,504	5,748
Capital expenditures (Acquisitions)	1	—	—	—	81	—	5,341	—	5,423

Total assets:
March 31, 2007	$74,525	35,267	27,999	46,318	75,606	41,118	47,714	31,951	380,498
December 31, 2006	70,279	34,026	27,703	46,515	67,621	—	48,097	77,008	371,249
Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

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
No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate. The Company is self-insured for a portion of its general liability, workers’ compensation and automobile liability. The Company’s excess loss limits related to its self-insured portion of general liability, workers’ compensation and automobile liability are $100,000, $250,000 and $250,000, respectively. The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of its costs of services. Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 14, 2007. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis .
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of March 31, 2007, we served approximately 285,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. We currently own and/or operate 23 landfills, 27 collection operations and 23 transfer stations/materials recovery facilities (MRFs). Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle. Additionally, we currently operate but do not own two of the transfer stations, and we hold certain prepaid disposal rights at landfills in Texas owned and operated by other parties.
Acquisition Strategy
     Our future growth will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets. In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring smaller companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions). Tuck-in acquisitions will allow growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale. We will typically seek to enter a new market by acquiring a permitted landfill in that market. Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection and/or transfer operations and internalizing waste into the landfill.
     We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility entered into in July 2006. We may also issue additional equity including common stock or preferred stock in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the three months ended March 31, 2007, we have completed 24 acquisitions. The purchase price for these acquisitions consisted of approximately $177.9 million of cash, $3.0 million of note payable, $4.5 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.7 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock. During the three months ended March 31, 2007, we completed the acquisitions of Southwest Dumpster, Inc., American Waste, Inc. and affiliated companies, and Klean Way Disposal, Inc. Total consideration for these three acquisitions included approximately $45.3 million of cash and $3.0 million of note payable and $0.3 million of deferred tax liabilities. Subsequently on April 2, 2007, the Company repaid the note payable of approximately $3.0 million with cash. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the financial statements included in Item 1 of this report.

     The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Completion Date	Operations
Texas Environmental Waste	Houston, TX	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	August 17, 2004	Collection
Power Waste	Birmingham, AL	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	May 16, 2005	Collection
Triad Waste	High Point, NC	May 31, 2005	Collection
Proper Disposal	Chanute, KS	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station	Fort Myers, FL	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	December 28, 2006	Collection
Southwest Dumpster, Inc.	Fort Myers, FL	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	March 30, 2007	Collection
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
General Review of Results for the Three Months Ended March 31, 2007
     Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Our internalization for the three months ended March 31, 2007 was 74.9%.
     The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Collection:	50.4%	46.3%
Disposal	30.3%	33.2%
Transfer and other	19.3%	20.5%

Total uneliminated revenue	100.0%	100.0%

The following table reflects our total revenue by source for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months
	Ended March 31,
	2007	2006
Collection:
Residential	$8,881	$5,800
Commercial	4,387	3,722
Roll-off	11,801	10,322

Total collection	25,069	19,844

Disposal	15,071	14,209
Less: Intercompany	5,581	5,168

Disposal, net	9,490	9,041

Transfer and other	9,587	8,792
Less: Intercompany	3,519	2,997

Transfer and other, net	6,068	5,795

Total revenue	$40,627	$34,680

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

     We believe EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt and the impact of our interest rate swap agreements and payment-in-kind (PIK) dividend) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within our operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     The following presents a reconciliation of our total EBITDA to net income available to common stockholders (in thousands):

	Three months ended
	March 31,
	2007	2006
Total EBITDA	$11,882	$9,695
Depreciation and amortization	(5,189)	(4,568)
Interest expense, net	(3,881)	(4,107)
Unrealized loss on interest rate swap	(528)	—
Income tax provision	(962)	(408)
Accrued payment-in-kind dividend on preferred stock	(954)	—

Net income available to common stockholders	$368	$612

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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following table sets forth items in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Revenue	$40,627	100.0%	$34,680	100.0%
Expenses:
Cost of services	25,755	63.4	22,284	64.2
Depreciation and amortization	5,189	12.8	4,568	13.2
General and administrative	3,140	7.7	2,710	7.8

Operating income	6,543	16.1	5,118	14.8

Interest expense, net	(3,881)	(9.6)	(4,107)	(11.8)
Unrealized loss on interest rate swap	(528)	(1.3)	—	—
Other income, net	150	0.4	9	0.0
Income tax provision	(962)	(2.4)	(408)	(1.2)
Accrued payment-in-kind dividend on preferred stock	(954)	(2.3)	—	—

Net income available to common stockholders	$368	0.9%	$612	1.8%

     Revenue. Total revenue for the three months ended March 31, 2007 increased $5.9 million, or 17.1%, to $40.6 million from $34.7 million for the three months ended March 31, 2006. Acquisitions contributed $3.8 million of the increase while internal volume growth contributed $0.1 million, operational price increases contributed $1.9 million, and pricing from fuel surcharges added $0.1 million.
     Cost of services. Total cost of services for the three months ended March 31, 2007 increased $3.5 million, or 15.6%, to $25.8 million from $22.3 million for the three months ended March 31, 2006. While cost of services increased in total, they have decreased to 63.4% of revenue from 64.2% during the same period last year. Increases in labor, fuel and disposal costs accounted for a majority of the increased cost of services mainly as a result of acquisitions since April 2006. Reductions in operating costs as a percentage of revenue were mainly achieved by decreases in insurance costs as a result of improvements in our experience factors on our self-insured reserves. Fuel costs also decreased as a percentage of revenue from 6.2% for the three months ended March 31, 2006 to 6.1% for the three months ended March 31, 2007.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2007 increased $0.6 million, or 13.6%, to $5.2 million from $4.6 million for the three months ended March 31, 2006. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.
     General and administrative. Total general and administrative expense for the three months ended March 31, 2007 increased $0.4 million, or 15.9%, to $3.1 million from $2.7 million for the three months ended March 31, 2006. The increase is primarily attributable to payroll-related costs, legal and accounting expenses, travel and other costs. The general and administrative expense also includes a $0.1 million increase in stock-based compensation expense related to earned compensation from restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan.
     Interest expense, net. Interest expense, net for the three months ended March 31, 2007 decreased $0.2 million, or 5.5%, to $3.9 million from $4.1 million for the same period in 2006. The decrease is mainly caused by $0.4 million of interest income generated from excess cash on hand as a result of our debt and equity financings during 2006. Excluding the impact of interest income, interest expense increased $0.2 million as our average borrowing rate increased from 8.38% at March 31, 2006 to 9.11% at March 31, 2007 mainly due to the higher interest rate associated with our senior notes.
     Unrealized loss on interest rate swap. The $0.5 million loss is attributable to the recognition of the unrealized loss as of March 31, 2007 of the interest rate swap agreement we entered into in July 2006. At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.
     Income tax provision. Income tax provision for the three months ended March 31, 2007 as a percentage of pre-tax income was 42.1% as compared to 40.0% for the three months ended March 31, 2006. The rate in the current year period reflects the projected full year tax rate. The increase in the rate primarily relates to the impact of certain non-deductible permanent items in the current period.
     Accrued payment-in-kind dividend on preferred stock. The $1.0 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from January 1, 2007 to March 31, 2007.
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
     As of March 31, 2007, we had a note payable of approximately $3.0 million in association with an acquisition during the first quarter of 2007.
     As of March 31, 2007, we had total outstanding long-term debt of approximately $167.1 million, consisting of $150 million of senior notes, approximately $7.1 million of various seller notes, approximately $9.2 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.8 million of equipment notes. This represented a decrease of $0.2 million over our total debt outstanding as of December 31, 2006. The decrease in outstanding debt since December 31, 2006 was primarily due to the repayment of equipment notes. As of March 31, 2007, we had approximately $10.9 million in letters of credit secured by our credit facility, leaving $164.1 million in available capacity under the facility.
Private Placement of Preferred Stock
     On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the Purchase Agreement) with Ares Corporate Opportunities Fund II L.P., which provided for us to issue and sell 750,000 shares (Preferred Shares) of Series A Convertible Preferred Stock, par value $0.01 per share (Preferred Stock), to Ares. The purchase price per Preferred Share was $100.00, for an aggregate purchase price of $75 million. The Preferred Stock is convertible into our common stock, par value $0.01 per share (Common Stock), at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually. The closing of the sale and issuance of the full amount of Preferred Shares pursuant to the Purchase Agreement was completed on July 27, 2006. The original issuance date for the Preferred Stock is the commitment date for both the Preferred Stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period. Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the Preferred Stock.
     The Preferred Shares are immediately convertible at Ares’ discretion into 8,078,854 shares of our Common Stock, which would represent approximately 32.5% of the outstanding Common Stock on a post-

conversion basis as of March 31, 2007. Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.3% of the post-conversion shares outstanding.
     Other material terms of the Preferred Stock are as follows:
•	all dividends that would otherwise be payable through the fifth anniversary of issuance shall automatically be accelerated and paid in kind immediately prior to the occurrence of any of the following acceleration events:
•	liquidation

•	bankruptcy

•	closing of a public offering of Common Stock pursuant to an effective registration statement (except for Form S-4, solely for sales by third parties, or pursuant to Ares’ own registration rights agreement)

•	the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeds $14.40 per share

•	fundamental transaction, including a “group” (defined in the Securities Exchange Act of 1934, as amended (the Exchange Act)) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that results in the transfer of a majority of voting rights;
•	Ares can convert the Preferred Stock into Common Stock at any time at a conversion price of $9.60 per share, with conversion being calculated by taking the stated value (initially $100.00 per share) plus any amount added to stated value by way of dividends, then dividing by $9.60 to produce the number of shares of Common Stock issuable;

•	We can force a conversion into Common Stock following either (i) the average of the closing price of the Common Stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation;

•	after the fifth anniversary of issuance, we can redeem for cash equal to the liquidation preference;

•	after the fifth anniversary of issuance, we can pay dividend in cash at our discretion;

•	upon a liquidation of WCA Waste, prior to any holder of Common Stock or other junior securities, Ares shall receive in cash the greater of (i) the stated value plus any amount added by way of dividends (accelerated to include a full five years) or (ii) the amount it would receive if all shares of Preferred Stock were converted into Common Stock (calculated to include dividends accelerated to include a full five years);

•	Ares can elect to treat any fundamental transaction (defined above) as a liquidation event, which will entitle Ares to their liquidation preferences. Following such election, in the event that we elect to make any payment such as a dividend or stock repurchase payment to a common shareholder, we will be required to repay Ares the full amount of the liquidation preference associated with Preferred Stock. However, if securities of another company are issued as consideration in a fundamental transaction, WCA Waste has the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Global Market or listed on the New York Stock Exchange. The value of such shares is determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

•	the Preferred Stock voting as a separate class elects (i) two directors to our board of directors for so long as Ares continues to hold Preferred Stock representing at least 20% of our “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming Preferred Stock dividends accelerated to include a full five years), (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors below 10%;

•	the Preferred Stock voting as a separate class must approve (i) any alteration in its powers, preferences or rights, or in the certificate of designation, (ii) creation of any class of stock senior or pari passu with it, (iii) any increase in the authorized shares of Preferred Stock, and (iv) any dividends or distribution to Common Stock or any junior securities, except for pro rata dividends on Common Stock paid in Common Stock. These protective rights terminate on the first date on which there are outstanding less than 20% of the number of shares of Preferred Stock outstanding on the date the Preferred Stock is first issued; and

•	except for the election of directors and special approvals described above, the Preferred Stock votes on all matters and with the Common Stock on an as-converted basis.
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
Tax-Exempt Bonds
     As of March 31, 2007, we had $9.2 million of tax-exempt bonds outstanding.
Contractual Obligations
     There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2007 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 14, 2007.
Cash Flows
     Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $9.1 million and $5.3 million, respectively. The changes in cash flows from operating activities are primarily due to the increase in net income and deferred taxes as well as changes in the components of working capital from period to period. Other items impacting operating cash flows include depreciation and amortization, unrealized loss on interest rate swap, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses.
     Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $51.7 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively. Acquisitions of businesses accounted for $45.4 million of the increase over the prior year period while increased capital expenditures for normal operations accounted for $0.2 million of the increase.
     Net cash provided by (used in) financing activities for the three months ended March 31, 2007 and 2006 was $(0.2) million and $1.0 million, respectively. Net cash provided by (used in) financing activities mainly includes repayments of debt in all periods. Proceeds from financing during the three months ended March 31, 2006 include the net proceeds from the use of our credit facilities.
     As of March 31, 2007, we had a working capital surplus of $8.4 million which had decreased by $46.2 million from a working capital surplus of $54.6 million as of December 31, 2006. The decrease can be attributed primarily to the three acquisitions completed during the three months ended March 31, 2007.

Critical Accounting Estimates and Assumptions
     We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data. Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty. This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments. We describe the process of making such estimates in note 7 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2006. For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2006.
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At March 31, 2007, we owned 23 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2007.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of March 31, 2007, no capitalized interest was included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of March 31, 2007, we have included 139 million cubic yards of expansion airspace with estimated development costs of approximately $104.1 million in our calculation of the rates used for the amortization of landfill costs.

     Closure and Post-Closure Obligations
     We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years depending on type and location.
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
     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2007	2006
Number of landfills owned	23	20

Landfill depletion and amortization expense (in thousands)	$2,097	$8,784
Accretion expense (in thousands)	120	284
Closure and post-closure cost (in thousands)	—	286

	2,217	9,354

Airspace consumed (in thousands of cubic yards)	1,156	4,806

Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$1.92	$1.95

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of business, we are exposed to market risk, including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. At March 31, 2007, the related floating rate was 5.35%. The intention of this swap agreement is to limit our exposure to a rising rate interest environment. At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge. We did not enter into the interest rate swap agreements for trading purposes.
     As of March 31, 2007 and December 31, 2006, we had no debt outstanding that bears interest at variable or floating rates. With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $150 million. A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.5 million annually while a 100 basis point decrease in interest rates would result in $1.5 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.
     Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes. As of March 31, 2007, the fair value of these notes, based on quoted market prices, was approximately $159.4 million compared to a carrying amount of $150 million.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal control over financial reporting was included as part of our annual report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on March 14, 2007. KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report were included in Part II, Item 8 “Financial Statements and Supplementary Data” of the annual report on Form 10-K.
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2006, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Please read note 11 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.
ITEM 1A. RISK FACTORS.
     In general, there have been no significant changes in our risk factors since December 31, 2006. For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	In January 2007, we issued a total of 137,050 shares of our common stock to certain executive officers under the 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.

(b)	Not applicable.

(c)

			(c)	(d)
			Total number of	Maximum number (or
	(a)		shares (or units)	approximate dollar value) of
	Total number	(b)	purchased as part of	shares (or units) that may
	of shares (or units)	Average price paid	publicly announced plans	yet be purchased under the
Period	purchased	per share (or unit)	or programs	plans or programs
January 1 – January 31, 2007.	14,616 (1)	$7.61	—	—

February 1 – February 28, 2007.	4,441 (1)	$7.56	—	—

March 1 – March 31, 2007.	10,914 (1)	$7.76	—	—

Total.	29,971 (1)	$7.66	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.

2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9†	Out Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.14†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000- 508 08) filed with the SEC on March 24, 2005).

10.15†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.18+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.20	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.21	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.22	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.23	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.24	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.25	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.26	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.27	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form in-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.28	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.29	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.30	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.31	Stockholder’s Agreement. dated July 27. 2006. among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form i0-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.32	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form i0-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.33	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.35	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.36	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.37	Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39*†**	Equity Interest Purchase Agreement, dated February 21, 2007, by and among WCA of Oklahoma, LLC, Roy Yokley, Troy Yokley, American Waste, Inc., N.E. Land Fill, Inc., Pauls Valley Landfill, Inc. and Sooner Waste, L.L.C.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Vice President and Controller
(Principal Accounting Officer)
     Date: May 10, 2007

EXHIBIT INDEX

2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9†	Out Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.14†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000- 508 08) filed with the SEC on March 24, 2005).

10.15†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.18+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.20	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.21	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.22	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.23	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.24	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.25	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.26	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.27	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form in-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.28	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.29	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.30	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.31	Stockholder’s Agreement. dated July 27. 2006. among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form i0-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.32	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form i0-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.33	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.35	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.36	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.37	Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39*†**	Equity Interest Purchase Agreement, dated February 21, 2007, by and among WCA of Oklahoma, LLC, Roy Yokley, Troy Yokley, American Waste, Inc., N.E. Land Fill, Inc., Pauls Valley Landfill, Inc. and Sooner Waste, L.L.C.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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