Form 10-Q
period 2007-06-30
WCA WASTE CORP
filed 2007-08-09
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 8, 2007, there were 17,053,039 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,828	$52,207
Restricted cash	430	375
Accounts receivable, net of allowance for doubtful accounts of $1,129 (unaudited) and $540, respectively	21,902	17,165
Deferred tax assets	1,036	1,036
Prepaid expenses and other	5,395	7,858

Total current assets	31,591	78,641

Property and equipment, net of accumulated depreciation and amortization of $73,722 (unaudited) and $63,598, respectively	260,476	207,441
Goodwill, net	88,988	73,546
Intangible assets, net	6,433	4,885
Deferred financing costs, net	5,023	5,429
Restricted cash – debt service reserve fund	996	973
Long-term note receivable, less current maturities	6,488	—
Other assets	239	334

Total assets	$400,234	$371,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,680	$7,469
Accrued liabilities and other	13,398	12,311
Notes payable	824	3,335
Current maturities of long-term debt	823	916

Total current liabilities	22,725	24,031

Long-term debt, less current maturities and discount	188,319	165,958
Interest rate swap	1,088	2,448
Accrued closure and post-closure liabilities	5,624	3,751
Deferred tax liabilities	10,284	7,282
Other long-term liabilities	1,812	—

Total liabilities	229,852	203,470
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.01 par value per share. Authorized 769 shares; issued and outstanding 769 shares (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 17,049 and 16,859 shares, respectively	170	169
Treasury stock	(174)	(174)
Additional paid-in capital	163,717	161,316
Retained earnings	6,661	6,460

Total stockholders’ equity	170,382	167,779

Total liabilities and stockholders’ equity	$400,234	$371,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$46,200	$38,216	$86,827	$72,896
Expenses:
Cost of services	30,779	24,186	56,534	46,470
Depreciation and amortization	6,096	4,769	11,285	9,337
General and administrative (including stock-based compensation of $413, $308, $766 and $561, respectively)	3,135	2,436	6,275	5,146

	40,010	31,391	74,094	60,953

Operating income	6,190	6,825	12,733	11,943

Other income (expense):
Interest expense, net	(4,300)	(4,173)	(8,181)	(8,280)
Unrealized gain on interest rate swap	2,336	3,704	1,808	3,704
Other income, net	127	64	277	73

	(1,837)	(405)	(6,096)	(4,503)

Income before income taxes	4,353	6,420	6,637	7,440
Income tax provision	(1,747)	(2,581)	(2,709)	(2,989)

Net income	2,606	3,839	3,928	4,451
Accrued payment-in-kind dividend on preferred stock	(961)	—	(1,915)	—

Net income available to common stockholders	$1,645	$3,839	$2,013	$4,451

Net income available to common stockholders:
Earnings per share – basic	$0.10	$0.23	$0.12	$0.27

Earnings per share – diluted	$0.10	$0.23	$0.12	$0.27

Weighted average shares outstanding – basic	16,465	16,360	16,439	16,340

Weighted average shares outstanding – diluted	16,804	17,021	16,500	17,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,928	$4,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,285	9,337
Stock-based compensation	766	561
Amortization of deferred financing costs and debt discount	447	364
Deferred tax provision	2,709	2,989
Accretion expense for closure and post-closure obligations	241	142
Gain on sale of assets	(277)	(73)
Unrealized gain on interest rate swap	(1,808)	(3,704)
Prepaid disposal usage	1,037	1,090
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,611)	(1,506)
Prepaid expenses and other	(3,591)	(2,352)
Accounts payable and other liabilities	2,362	4,153

Net cash provided by operating activities	13,488	15,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(72,839)	(338)
Proceeds from sale of fixed assets	319	73
Capital expenditures	(12,447)	(14,354)
Cost incurred on possible acquisitions	(51)	(27)

Net cash used in investing activities	(85,018)	(14,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(457)	(2,670)
Net change in revolving line of credit	22,700	3,414
Increase in restricted cash	(78)	(50)
Equity transaction costs	(5)	(314)
Deferred financing costs	(9)	(292)

Net cash provided by financing activities	22,151	88

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,379)	894
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	52,207	678

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,828	$1,572

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,240	$7,989
Income taxes paid	—	130

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
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 14, 2007 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006. The unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Please note, however, operating results for interim periods are not necessarily indicative of the results for full years. For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.
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

2. ACQUISITIONS
The Company completed two acquisitions during the three months ended June 30, 2007. On May 31, 2007, the Company acquired Carpenter Waste Systems, LLC, a roll-off collection operation located near Oklahoma City, Oklahoma. Total purchase price for this acquisition was approximately $1.3 million. On June 29, 2007, the Company acquired a landfill, a transfer station, collection routes and other assets in Houston, Texas from Waste Services, Inc. (WSI) for cash and the exchange of the Company’s hauling and transfer operations in the Fort Myers, Florida market. Prior to the acquisition of this landfill, the Company had an ongoing business relationship with WSI where the Company annually purchased prepaid airspace at the landfill. At the time of the acquisition, the outstanding balance of the prepaid airspace was $1.3 million. Total purchase price for this acquisition included approximately $22.7 million of cash, $1.3 million of the prepaid airspace, a transfer station and collection operations in Ft. Myers, Florida. As part of the exchange transaction, WSI issued a $10.5 million non-interest bearing promissory note with payments to the Company in the amount of $125,000 per month for 84 months through June 2014. This note receivable was valued at approximately $7.2 million. Additionally, the Company and WSI entered into mutual non-compete agreements for the areas surrounding the operations.
During the six months ended June 30, 2007, the Company completed the two acquisitions discussed above as well as three other acquisitions during the first three months of 2007. On January 3, 2007, the Company acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation located in Fort Myers, Florida, for approximately $6.1 million in cash. This collection operation and the Fort Myers transfer station which was acquired in 2006 were subsequently acquired by WSI. On February 21, 2007, the Company purchased American Waste, Inc. and affiliated companies, which consisted of three landfills and four collection operations located near Oklahoma City, Oklahoma. Total purchase price for this acquisition was approximately $39.2 million of cash. Of this purchase price, approximately $4.7 million relates to Pauls Valley Landfill. The expansion permit for this landfill was granted in April 2007 and planning for the construction of the expansion airspace is currently underway. On March 30, 2007, the Company acquired the assets of Klean Way Disposal, Inc., a residential collection operation located in Springfield, Missouri. Total consideration of this acquisition was approximately $3.0 million. The Company issued a promissory note at closing and subsequently repaid the note payable with cash on April 2, 2007.
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
Based on the preliminary assessments of values for these acquisitions, the Company reflected landfill cost of $43.6 million, other fixed assets of $5.9 million, intangible assets of $1.8 million and goodwill of $15.4 million.
3. STOCK-BASED COMPENSATION
The Company established the 2004 WCA Waste Corporation Incentive Plan. The plan authorizes the issuance of up to 2,250,000 shares. As of June 30, 2007, there were approximately 882,000 remaining shares authorized for issuance.
During the three and six months ended June 30, 2007, 91,776 and 228,826 restricted shares of the Company’s common stock, respectively, were granted to certain officers and key employees with an aggregate market value of $0.7 million and $1.8 million on the grant dates, respectively. The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet. The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Grant-Date	Contractual Term		Grant-Date	Contractual Term
	Shares	Fair Value	(years)	Shares	Fair Value	(years)
Unvested at beginning of period	512	$7.77		478	$7.84
Granted	92	8.12		229	8.03
Vested	(18)	9.19		(120)	8.51
Forfeited	(3)	7.65		(4)	7.48

Unvested at June 30, 2007	583	$7.78	4.02	583	$7.78	4.02

The Company has not granted any stock options since February 2005. The following table reflects the Company’s option activity for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(years)	Shares	Exercise Price	(years)
Outstanding at beginning of period	634	$9.52		634	$9.52
Grants	—	—		—	—
Forfeitures	—	—		—	—

Outstanding at June 30, 2007	634	$9.52	7.00	634	$9.52	7.00

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of June 30, 2007, there was no intrinsic value as of June 30, 2007.
4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt. The detail of the earnings per share calculations for net income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,606	$3,839	$3,928	$4,451
Accrued payment-in-kind dividend on preferred stock	(961)	—	(1,915)	—

Net income available to common stockholders	1,645	3,839	2,013	4,451
Interest expense on convertible debt, net of tax	23	72	—	143

Net income available to common stockholders for diluted earnings per share	$1,668	$3,911	$2,013	$4,594

Denominator:
Weighted average basic shares outstanding	16,465	16,360	16,439	16,340
Dilutive effect of restricted share issuances	89	25	61	29
Dilutive effect of convertible debt	250	636	—	636

Weighted average diluted shares outstanding	16,804	17,021	16,500	17,005

Earnings per share:
Basic	$0.10	$0.23	$0.12	$0.27
Diluted	$0.10	$0.23	$0.12	$0.27

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	634	640	634	640
Restricted shares	26	116	25	83
Convertible preferred stock	8,179	—	8,119	—
Convertible debt	386	—	636	—

	9,225	756	9,414	723

5. LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000

Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (6.86% at June 30, 2007)	22,700	—

Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.90% and 8.89% weighted average rate at June 30, 2007 and December 31, 2006, respectively)	9,055	9,165

Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.57% and 6.54% at June 30, 2007 and December 31, 2006, respectively)	693	1,008

Note payable, with interest rate of 5%, due in January 2010	128	160

Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000

Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000

	189,576	167,333
Less: Debt discount	434	459
Less: Current portion	823	916

	$188,319	$165,958

The Company has a $175 million revolving credit facility. As of June 30, 2007, there were $22.7 million outstanding under the revolving line of credit and $10.4 million in letters of credit secured by the credit facility, leaving $141.9 million in available capacity.
The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of June 30, 2007. These guarantees are full, unconditional and joint and several. In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries. There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

6. INTEREST RATE SWAP / COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$2,606	$3,839	$3,928	$4,451
Unrealized gain (loss) on interest rate swap, net of tax of $0, $(745), $0 and $280, respectively	—	(1,119)	—	431

Comprehensive income	$2,606	$2,720	$3,928	$4,882

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. The Company did not enter into the interest rate swap agreements for trading purposes. The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment. At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge. During the three and six months ended June 30, 2007, the Company recorded $2.3 million and $1.8 million of unrealized gain related to the interest rate swap in the accompanying condensed consolidated statements of operations. At June 30, 2006, the Company recognized $3.7 million of other income related to the unrealized gain on the interest rate swap in the accompanying consolidated statement of operations and reversed the unrealized gain (loss) related to the fair value of the swap as previously recorded as a component of comprehensive income.
7. LANDFILL ACCOUNTING
Capitalized Landfill Costs
At June 30, 2007, the Company owned 24 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2007.
Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. At June 30, 2007, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use. Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.
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
The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2006 to June 30, 2007:

	Landfill	Closure and Post-
	Assets, net	closure Liabilities
December 31, 2006	$132,799	$3,751
Capital expenditures	2,433	—
Amortization expense	(4,780)	—
Obligations incurred and capitalized	225	225
Revisions to estimates of closure and post-closure activities	1,869	1,869
Interest accretion	—	241
Acquisitions and other adjustments	43,651	(462)

June 30, 2007	$176,197	$5,624

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2007	2006
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	5,624	3,751

Total recorded	$5,624	$3,751

The Company’s total anticipated cost for future closure and post-closure activities is $141.2 million, as measured in current dollars. The Company believes the amount and timing of these activities are reasonably estimable. Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%. Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services. Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $21.4 million and $16.8 million at June 30, 2007 and December 31, 2006, respectively.

8. INCOME TAXES
The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods. Income taxes have been provided for the six months ended June 30, 2007 based upon the Company’s anticipated 2007 annual effective income tax rate of 40.8% as compared to 40.2% for the six months ended June 30, 2006. Such rate differs from the statutory rate of 35% due to state income taxes, valuation allowance and estimates of non-deductible expenses. The 2007 rate reflects the impact of certain non-deductible expenses and state taxes to the projected current year pre-tax earnings.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has approximately $20,000 of interest and penalties accrued as of June 30, 2007.
9. STOCKHOLDERS’ EQUITY
During the six months ended June 30, 2007, the Company issued 225,190 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan. These shares vest over periods ranging from one to three years from the issue date. The following table reflects the changes in stockholders’ equity from December 31, 2006 to June 30, 2007:

	Preferred	Common	Treasury	Additional	Retained
	Stock	Stock	Stock	Paid-in Capital	Earnings	Total
December 31, 2006	$8	$169	$(174)	$161,316	$6,460	$167,779
Net income	—	—	—	—	3,928	3,928
Cumulative effect of change in accounting principle (FIN 48 – see note 8)	—	—	—	—	(1,812)	(1,812)
Accrued payment-in- kind dividend on preferred stock	—	—	—	1,915	(1,915)	—
Issuance of restricted shares to employees	—	1	—	(1)	—	—
Accretion of unearned compensation	—	—	—	766	—	766
Repurchase of common shares	—	—	—	(274)	—	(274)
Equity transaction costs	—	—	—	(5)	—	(5)

June 30, 2007	$8	$170	$(174)	$163,717	$6,661	$170,382

Preferred Stock
On July 13, 2006, the Company’s shareholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in a private placement with Ares Corporate Opportunities Fund II L.P. (Ares). The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the then outstanding credit facility. Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.1 million. The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.
The preferred shares were initially convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock. Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become due to the preferred holder. The preferred shareholder holds certain preferential rights, including the appointment of two directors. The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation. After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is $96,006. After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion. The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period. Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.
10. SEGMENT INFORMATION
The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services. The following table reflects total revenue by source for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Collection:
Residential	$10,339	$6,121	$19,220	$11,921
Commercial	4,891	3,985	9,278	7,707
Roll-off	13,428	11,812	25,229	22,134

Total collection	28,658	21,918	53,727	41,762

Disposal	17,410	15,748	32,481	29,957
Less: Intercompany	6,654	5,677	12,235	10,845

Disposal, net	10,756	10,071	20,246	19,112

Transfer and other	10,477	9,688	20,064	18,480
Less: Intercompany	3,691	3,461	7,210	6,458

Transfer and other, net	6,786	6,227	12,854	12,022

Total revenue	$46,200	$38,216	$86,827	$72,896

The following table reflects certain geographic information relating to the Company’s operations. Region I includes Kansas and Missouri, Region II includes Arkansas and Texas, Region III includes Florida, Region IV includes North Carolina and South Carolina, Region V includes Oklahoma. Alabama, Colorado, New Mexico and Tennessee have been aggregated in Other due to their size.

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Three months ended June 30, 2007:
Revenue	$13,497	13,897	5,096	4,572	3,789	5,349	—	46,200
Depreciation and amortization	1,363	1,433	885	776	656	873	110	6,096
Operating income (loss)	1,824	2,756	603	756	233	223	(205)	6,190
Capital expenditures	1,624	2,533	463	285	630	709	211	6,455
Capital expenditures (Acquisitions, net of divestitures)	—	27,769	(5,425)	—	1,898	—	—	24,242
Three months ended June 30, 2006:
Revenue	$12,907	10,822	5,017	4,608	—	4,862	—	38,216
Depreciation and amortization	1,253	1,201	646	725	—	861	83	4,769
Operating income (loss)	1,760	2,496	1,670	738	—	311	(150)	6,825
Capital expenditures	2,110	1,658	1,437	1,087	—	2,142	172	8,606
Capital expenditures (Acquisitions, net of divestitures)	(174)	—	—	—	—	51	—	(123)

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Six months ended June 30, 2007:
Revenue	$25,413	26,691	10,657	8,828	5,334	9,904	—	86,827
Depreciation and amortization	2,569	2,751	1,724	1,506	827	1,679	229	11,285
Operating income (loss)	3,459	5,472	1,928	1,589	476	234	(425)	12,733
Capital expenditures	4,216	4,632	748	552	653	1,365	281	12,447
Capital expenditures (Acquisitions, net of divestitures)	152	27,769	(4,771)	—	26,241	—	—	49,391
Six months ended June 30, 2006:
Revenue	$24,439	21,269	9,789	8,937	—	8,462	—	72,896
Depreciation and amortization	2,413	2,388	1,341	1,456	—	1,574	165	9,337
Operating income (loss)	3,003	4,790	3,087	1,336	—	328	(601)	11,943
Capital expenditures	2,818	2,139	2,637	1,490	—	2,594	2,676	14,354
Capital expenditures (Acquisitions, net of divestitures)	(173)	—	81	—	—	5,392	—	5,300

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
2006:
Revenue	$48,849	44,383	21,097	17,480	—	17,688	—	149,497
Depreciation and amortization	4,837	4,913	2,903	2,846	—	3,224	347	19,070
Operating income (loss)	5,262	10,027	6,800	2,614	—	613	(1,890)	23,426
Capital expenditures	7,232	6,661	3,959	3,385	—	5,007	2,866	29,110
Goodwill	20,175	21,065	12,160	17,275	—	2,871	—	73,546
2005:
Revenue	$44,480	38,166	4,109	14,941	—	12,447	—	114,143
Depreciation and amortization	4,653	4,649	657	2,430	—	2,276	130	14,795
Operating income (loss)	6,553	8,106	1,005	3,210	—	268	(2,038)	17,104
Capital expenditures	5,226	6,143	612	2,360	—	3,007	655	18,003
Goodwill	19,057	21,065	12,224	17,237	—	2,872	—	72,455

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Total assets:
June 30, 2007	$75,486	94,052	62,663	62,481	42,767	31,166	31,619	400,234
December 31, 2006	70,279	61,729	67,621	63,319	—	31,293	77,008	371,249
December 31, 2005	64,623	60,089	62,048	63,432	—	23,194	18,152	291,538
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
During the quarter ended June 30, 2007 the Company experienced claims related to two vehicle accidents, one in Alabama and one in Missouri. During the period, the Company accrued $0.6 million related to the self-insured retentions for these claims. At this time, the Company is not aware of any litigation related to these claims; however, the Company anticipates that any further material exposure related to these claims will be covered by its insurance policies.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 14, 2007. The discussion below contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.
Overview
     We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States. As of June 30, 2007, we served approximately 294,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. We currently own and/or operate 24 landfills, 27 collection operations and 23 transfer stations/materials recovery facilities (MRFs). Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle. Additionally, we currently operate but do not own two of the transfer stations.
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
     We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility entered into in July 2006. We may also issue additional debt, and/or additional equity, including common stock or preferred stock, in connection with acquisitions.
     Since completing our initial public offering in June 2004 through the six months ended June 30, 2007, we have completed 26 acquisitions. The purchase price for these acquisitions consisted of approximately $204.9 million of cash, $1.3 million of prepaid airspace, $4.5 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.
     During the three months ended June 30, 2007, we completed the acquisitions of Carpenter Waste Systems, LLC and certain assets including a landfill, a transfer station, collection routes and other assets in Houston, Texas from Waste Services, Inc. (WSI). Prior to the acquisition of this landfill, we had an ongoing business relationship with WSI where we annually purchased prepaid airspace at the landfill. At the time of the acquisition, the outstanding balance of the prepaid airspace was $1.3 million. Total consideration for these two acquisitions included $24.0 million of cash, $1.3 million of the prepaid airspace, a transfer station and collection operations in Fort Myers, Florida. As part of the exchange transaction, WSI issued a $10.5 million non-interest bearing promissory note to us valued at approximately $7.2 million with payments of $125,000 per month for 84 months through June 2014. During the six months ended June 30, 2007, we also completed the acquisitions of Southwest Dumpster, Inc., American Waste, Inc. and affiliated companies, and Klean Way Disposal, Inc. Total consideration for these three acquisitions included approximately $48.3 million of cash. Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the financial statements included in Item 1 of this report.

     The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	Other	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	Other	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	II	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	IV	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	IV	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	IV	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	IV	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	III	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	III	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	III	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	Other	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	III	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	III	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	III	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	V	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	V	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station

(*)	These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.
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
General Review of Results for the Three and Six Months Ended June 30, 2007
     Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste. Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers. Roll-off service is the hauling and disposal of large waste containers (typically between 10 and 50 cubic yards) that are loaded on to and off of the collection vehicle. Our internalization for the six months ended June 30, 2007 was 73.3%.
     The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Collection	50.7%	46.3%	50.5%	46.3%
Disposal	30.8%	33.3%	30.6%	33.2%
Transfer and other	18.5%	20.4%	18.9%	20.5%

Total uneliminated revenue	100.0%	100.0%	100.0%	100.0%

     The following table reflects our total revenue by source for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Collection:
Residential	$10,339	$6,121	$19,220	$11,921
Commercial	4,891	3,985	9,278	7,707
Roll-off	13,428	11,812	25,229	22,134

Total collection	28,658	21,918	53,727	41,762

Disposal	17,410	15,748	32,481	29,957
Less: Intercompany	6,654	5,677	12,235	10,845

Disposal, net	10,756	10,071	20,246	19,112

Transfer and other	10,477	9,688	20,064	18,480
Less: Intercompany	3,691	3,461	7,210	6,458

Transfer and other, net	6,786	6,227	12,854	12,022

Total revenue	$46,200	$38,216	$86,827	$72,896

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
     Our reported results described in this quarterly report were negatively affected by three main items:
•	Oklahoma and Accidents.
•	The acquisition of a major market in Oklahoma (Region V) reflected integration costs typical with newly acquired operations. Operating income for that market was 6.1% of revenue. Integration costs there included items such as detailed vehicle inspection and upgrades on in excess of 60 vehicles to conform to our standards. We anticipate that these integration costs will be lower in subsequent periods and that margins will improve.

•	The impact of two vehicle accidents in Missouri and Alabama represented $0.6 million of expense or 1.3% of revenue in the quarter.

The following table reflects the effects of Oklahoma’s operations and our accruals for the accident claims (dollars in thousands):

		Region V-Oklahoma and
		Insurance Claims Impact
	As Disclosed in
	this Report	Oklahoma	Insurance	Total
	Three Months Ended June 30, 2007
Revenue	$46,200	$(3,789)	$—	$42,411
Operating Income	6,190	(233)	600	6,557
Operating Margin	13.4%	6.1%		15.5%
EBITDA	12,413	(889)	600	12,124
EBITDA Margin	26.9%	23.5%		28.6%

	Six Months Ended June 30, 2007
Revenue	$86,827	$(5,334)	$—	$81,493
Operating Income	12,733	(476)	600	12,857
Operating Margin	14.7%	8.9%		15.8%
EBITDA	24,295	(1,303)	600	23,592
EBITDA Margin	28.0%	24.4%		28.9%
For a description of EBITDA and how we use that Non-GAAP Measure, together with a reconciliation to GAAP measures, see “Forward-Looking Statements and Non-GAAP Measures”.

•	Rainfall. Significant rainfall at several of our regions in the current year periods negatively affects many components of cost. Significant rainfall affects labor productivity as personnel are forced to perform tasks more slowly for safety reasons. It also impacts productivity at landfills requiring additional time and personnel to process the volume of trucks at the sites. Furthermore, during periods of heavy rainfall, we typically are required to spend more developing and maintaining roads to access the facilities. Rain in Oklahoma additionally led to the delay in completion of a new cell at one landfill which led to increased transportation costs to reroute the waste stream. The following table indicates the comparative rainfall at several of our key sites.

Six Months Ended June 30
	2007	2006
Rainfall :
Oklahoma City, OK	31.84 inches	11.64 inches
South Houston, TX	36.80 inches	24.30 inches
North Houston, TX	30.08 inches	25.87 inches
Springfield, MO	25.38 inches	18.56 inches
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

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt and the impact of our interest rate swap agreements and payment-in-kind (PIK) dividend) and asset base (primarily depreciation and amortization of our landfills and vehicles) from our operating results; and

•	it helps investors identify items that are within our operational control. Depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.
     Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as one method to estimate a purchase price (often expressed as a multiple of EBITDA) for solid waste companies we intend to acquire. The appropriate EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.
     The following presents a reconciliation of our total EBITDA to net income available to common stockholders (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Total EBITDA	$12,413	$11,658	$24,295	$21,353
Depreciation and amortization	(6,096)	(4,769)	(11,285)	(9,337)
Interest expense, net	(4,300)	(4,173)	(8,181)	(8,280)
Unrealized gain on interest rate swap	2,336	3,704	1,808	3,704
Income tax provision	(1,747)	(2,581)	(2,709)	(2,989)
Accrued payment-in-kind dividend on preferred stock	(961)	—	(1,915)	—

Net income available to common stockholders	$1,645	$3,839	$2,013	$4,451

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

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Florida; Region IV: North Carolina, South Carolina; Region V: Oklahoma; Other: Alabama, Colorado, New Mexico, Tennessee) for the three months ended June 30, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

									% of
	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total	Revenue
Three months ended June 30, 2007:
Revenue	$13,497	13,897	5,096	4,572	3,789	5,349	—	46,200	100.0
Cost of services	9,323	8,798	3,186	2,711	2,900	3,861	—	30,779	66.6
Depreciation and amortization	1,363	1,433	885	776	656	873	110	6,096	13.2
General and administrative	987	910	422	329	—	392	95	3,135	6.8

Operating income (loss)	1,824	2,756	603	756	233	223	(205)	6,190	13.4

Three months ended June 30, 2006:
Revenue	$12,907	10,822	5,017	4,608	—	4,862	—	38,216	100.0
Cost of services	9,021	6,574	2,420	2,841	—	3,330	—	24,186	63.3
Depreciation and amortization	1,253	1,201	646	725	—	861	83	4,769	12.5
General and administrative	873	551	281	304	—	360	67	2,436	6.4

Operating income (loss)	1,760	2,496	1,670	738	—	311	(150)	6,825	17.8

Increase/(decrease) 2007 compared to 2006:
Revenue	$590	3,075	79	(36)	3,789	487	—	7,984
Cost of services	302	2,224	766	(130)	2,900	531	—	6,593
Depreciation and amortization	110	232	239	51	656	12	27	1,327
General and administrative	114	359	141	25	—	32	28	699

Operating income (loss)	64	260	(1,067)	18	233	(88)	(55)	(635)

     Revenue. Total revenue for the three months ended June 30, 2007 increased $8.0 million, or 20.9%, to $46.2 million from $38.2 million for the three months ended June 30, 2006. Our growth in revenue between the periods has been primarily driven by acquisitions. Acquisitions contributed $5.8 million of the increase while internal volume growth contributed $1.1 million, operational price increases contributed $0.9 million, and pricing from fuel surcharges added $0.2 million. The above table reflects the total increase in revenue in each operating region. The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually. Our acquisition of Region V during the first quarter of 2007 contributed $3.8 million of the increase in revenue during the second quarter of 2007. The revenue increase of $3.1 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations.
     Cost of services. Total cost of services for the three months ended June 30, 2007 increased $6.6 million, or 27.3%, to $30.8 million from $24.2 million for the three months ended June 30, 2006. We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, insurance, fuel and disposal costs. For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations. As indicated above, each of our regions except Region IV experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services. Region V reflects the largest acquisition so far in 2007 and thus the largest increase in cost of services from the same period last year. Region II had a $2.2 million increase in cost of services due to the internal growth of residential collection operations. More employees and vehicles were added, which caused the increase in labor, insurance and fuel costs. In addition, disposal costs increased sharply as we had not owned the landfill where the residential waste was disposed of until the end of June 2007. Cost of services in Region III increased significantly compared to the increase in revenue mainly as a result of the acquisition of Fort Myers Transfer Station during the third quarter of 2006. Landfill disposal revenue from the transfer station was eliminated after we acquired the transfer station while the operating costs of the transfer station remained in cost of services, causing an imbalance between revenue and cost of services.
     Overall cost of services increased to 66.6% of revenue for the three months ended June 30, 2007 from 63.3% during the same period last year. Increases in operating costs as a percentage of revenue were attributable to higher payroll-related costs, insurance and disposal costs. Part of the increase in insurance costs was due to self-insured reserves related to vehicle accidents in Alabama and Missouri which totaled $0.6 million. Fuel costs as a percentage of revenue remained consistent for the three months ended June 30, 2007 and 2006. Other than periodic volatility in fuel prices, inflation has not materially affected our operations.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2007 increased $1.3 million, or 27.8%, to $6.1 million from $4.8 million for the three months ended June 30, 2006. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.
     General and administrative. Total general and administrative expense for the three months ended June 30, 2007 increased $0.7 million, or 28.7%, to $3.1 million from $2.4 million for the three months ended June 30, 2006. The increase was primarily attributable to payroll-related costs, legal and accounting expenses, and franchise taxes. The general and administrative expense also included a $0.1 million increase in stock-based compensation expense related to earned compensation from restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan. Overall, general and administrative expenses remained just under 7.0% of revenue in each of the periods presented.
     The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
Operating income	$6,190	13.4%	$6,825	17.8%

Interest expense, net	(4,300)	(9.3)	(4,173)	(10.9)
Unrealized gain on interest rate swap	2,336	5.1	3,704	9.7
Other income, net	127	0.3	64	0.2
Income tax provision	(1,747)	(3.8)	(2,581)	(6.8)
Accrued payment-in-kind dividend on preferred stock	(961)	(2.1)	—	—

Net income available to common stockholders	$1,645	3.6%	$3,839	10.0%

     Interest expense, net. Interest expense, net for the three months ended June 30, 2007 increased $0.1 million, or 3.0%, to $4.3 million from $4.2 million for the three months ended June 30, 2006. The increase was mainly caused by the increase in our average borrowing rate from 8.42% at June 30, 2006 to 9.20% at June 30, 2007 mainly due to the higher interest rate associated with our senior notes.
     Unrealized gain on interest rate swap. The $2.3 million income for the three months ended June 30, 2007 was attributable to the recognition of the unrealized gain as of June 30, 2007 of the interest rate swap agreement we entered into in July 2006. At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge. The $3.7 million income was attributable to the recognition of the unrealized gain on the interest rate swap at June 30, 2006.

     Income tax provision. Income tax provision for the three months ended June 30, 2007 as a percentage of pre-tax income was 40.1% as compared to 40.2% for the three months ended June 30, 2006. The rate in the current year period adjusts the projected year-to-date rate to approximately 40.8%.
     Accrued payment-in-kind dividend on preferred stock. The $1.0 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from April 1, 2007 to June 30, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Florida; Region IV: North Carolina, South Carolina; Region V: Oklahoma; Other: Alabama, Colorado, New Mexico, Tennessee) for the six months ended June 30, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

									% of
	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total	Revenue
Six months ended June 30, 2007:
Revenue	$25,413	26,691	10,657	8,828	5,334	9,904	—	86,827	100.0
Cost of services	17,412	16,648	6,161	5,075	4,031	7,207	—	56,534	65.1
Depreciation and amortization	2,569	2,751	1,724	1,506	827	1,679	229	11,285	13.0
General and administrative	1,973	1,820	844	658	—	784	196	6,275	7.2

Operating income (loss)	3,459	5,472	1,928	1,589	476	234	(425)	12,733	14.7

Six months ended June 30, 2006:
Revenue	$24,439	21,269	9,789	8,937	—	8,462	—	72,896	100.0
Cost of services	17,278	12,989	4,798	5,536	—	5,869	—	46,470	63.7
Depreciation and amortization	2,413	2,388	1,341	1,456	—	1,574	165	9,337	12.8
General and administrative	1,745	1,102	563	609	—	691	436	5,146	7.1

Operating income (loss)	3,003	4,790	3,087	1,336	—	328	(601)	11,943	16.4

Increase/(decrease) 2007 compared to 2006:
Revenue	$974	5,422	868	(109)	5,334	1,442	—	13,931
Cost of services	134	3,659	1,363	(461)	4,031	1,338	—	10,064
Depreciation and amortization	156	363	383	50	827	105	64	1,948
General and administrative	228	718	281	49	—	93	(240)	1,129

Operating income (loss)	456	682	(1,159)	253	476	(94)	176	790

     Revenue. Total revenue for the six months ended June 30, 2007 increased $13.9 million, or 19.1%, to $86.8 million from $72.9 million for the six months ended June 30, 2006. Our growth in revenue between the periods has been primarily driven by acquisitions. Acquisitions contributed $9.6 million of the increase while internal volume growth contributed $1.2 million, operational price increases contributed $2.8 million, and pricing from fuel surcharges added $0.3 million. The above table reflects the total increase in revenue in each operating region. The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually. Our acquisition of Region V contributed $5.3 million of the increase in revenue during the six months ended June 30, 2007. The revenue increase of $5.4 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations. Revenue increases in Region I, Region III and Other were mainly related to price increases in order to compensate higher operating costs.
     Cost of services. Total cost of services for the six months ended June 30, 2007 increased by 21.7% to $56.5 million from $46.5 million for the six months ended June 30, 2006. We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, fuel and disposal costs. For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations. As indicated above, each of our regions except Region IV experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services. Region V reflects the largest acquisition so far in 2007 and thus the largest increase in cost of services from the same period last year. Region II had a $3.7 million increase in cost of services due to the internal growth of residential collection operations. More employees and vehicles were added, which caused the increase in labor, insurance and fuel costs. In addition, disposal costs increased sharply as we had not owned the landfill where the residential waste was disposed of until the end of June 2007. Cost of services in Region III increased significantly compared to the increase in revenue mainly as a result of the acquisition of Fort Myers Transfer Station during the third quarter of 2006. Landfill disposal revenue from the transfer station was eliminated after we acquired the transfer station while the operating costs of the transfer station remained in cost of services, causing an imbalance between revenue and cost of services. Besides increases in labor, fuel and disposal costs, cost of services in Other increased due to insurance claims related to a vehicle accident in Alabama.
     Overall cost of services increased to 65.1% of revenue for the six months ended June 30, 2007 from 63.7% during the same period last year. Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs and disposal costs. Fuel costs as a percentage of revenue remained consistent for the six months ended June 30, 2007 and 2006. Other than periodic volatility in fuel prices, inflation has not materially affected our operations.
     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2007 increased by 20.9% to $11.3 million from $9.3 million for the six months ended June 30, 2006. These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.
     General and administrative. Total general and administrative expense for the six months ended June 30, 2007 increased by 21.9% to $6.3 million from $5.1 million for the six months ended June 30, 2006. The increase was primarily attributable to payroll-related costs, legal and accounting expenses, and franchise taxes. The general and administrative expense also included a $0.2 million increase in stock-based compensation expense related to earned compensation from restricted stock grants under the 2004 WCA Waste Corporation Incentive Plan. Overall, general and administrative expenses remained just under 7.5% of revenue in each of the periods presented.
     The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended June 30,
	2007		2006
Operating income	$12,733	14.7%	$11,943	16.4%

Interest expense, net	(8,181)	(9.4)	(8,280)	(11.4)
Unrealized gain on interest rate swap	1,808	2.0	3,704	5.1
Other income, net	277	0.3	73	0.1
Income tax provision	(2,709)	(3.1)	(2,989)	(4.1)
Accrued payment-in-kind dividend on preferred stock	(1,915)	(2.2)	—	—

Net income available to common stockholders	$2,013	2.3%	$4,451	6.1%

     Interest expense, net. Interest expense, net for the six months ended June 30, 2007 decreased $0.1 million, or 1.2%, to $8.2 million from $8.3 million for the six months ended June 30, 2006. The decrease was mainly caused by $0.5 million of interest income generated from excess cash on hand as a result of our debt and equity financings during 2006. Excluding the impact of interest income, interest expense increased $0.4 million as our average borrowing rate increased from 8.42% at June 30, 2006 to 9.20% at June 30, 2007 mainly due to the higher interest rate associated with our senior notes.
     Unrealized gain on interest rate swap. The $1.8 million income for the six months ended June 30, 2007 was attributable to the recognition of the unrealized gain as of June 30, 2007 of the interest rate swap agreement we entered into in July 2006. At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge. The $3.7 million income was attributable to the recognition of the unrealized gain on the interest rate swap at June 30, 2006.
     Income tax provision. Income tax provision for the six months ended June 30, 2007 as a percentage of pre-tax income was 40.8% as compared to 40.2% for the six months ended June 30, 2006. The rate in the current year period reflects the projected full year tax rate. The increase in the rate primarily relates to the impact of certain non-deductible permanent items in the current period.
     Accrued payment-in-kind dividend on preferred stock. The $2.0 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from January 1, 2007 to June 30, 2007.
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
     As of June 30, 2007, we had total outstanding long-term debt of approximately $189.6 million, consisting of $150 million of senior notes, $22.7 million outstanding under our credit facilities, approximately $7.1 million of various seller notes, approximately $9.1 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.7 million of equipment notes. This represented an increase of $22.2 million over our total debt outstanding as of December 31, 2006. The increase in outstanding debt since December 31, 2006 was primarily due to borrowings of $22.7 million from our revolving credit facility to finance an acquisition, partially offset by repayments of tax-exempt bonds and equipment notes. As of June 30, 2007, we had $22.7 million outstanding under the revolving credit facility, approximately $10.4 million in letters of credit secured by our credit facility, leaving $141.9 million in available capacity under the facility. With $2.8 million cash on hand at June 30, 2007, our total capacity for potential acquisitions was approximately $144.7 million.
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
     The Preferred Shares are immediately convertible at Ares’ discretion into 8,178,958 shares of our Common Stock, which would represent approximately 32.7% of the outstanding Common Stock on a post-conversion basis as of June 30, 2007. Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share. At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.3% of the post-conversion shares outstanding.

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
Tax-Exempt Bonds
     As of June 30, 2007, we had $9.1 million of tax-exempt bonds outstanding.
Contractual Obligations
     There were no material changes outside of the ordinary course of our business during the three or six months ended June 30, 2007 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 14, 2007.
Cash Flows
     Cash provided by operations for the six months ended June 30, 2007 and 2006 was $13.5 million and $15.5 million, respectively. The changes in cash flows from operating activities were primarily due to the decrease in net income and deferred taxes as well as changes in the components of working capital from period to period. Other items impacting operating cash flows include depreciation and amortization, unrealized gain on interest rate swap as well as stock-based compensation, all of which were non-cash expenses.
     Cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses. Cash used for capital expenditures, including acquisitions, was $85.3 million and $14.7 million for the six months ended June 30, 2007 and 2006, respectively. Acquisitions of businesses accounted for $72.5 million of the increase over the prior year period, partially offset by decreased capital expenditures for normal operations.
     Cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $22.2 million and $0.1 million, respectively. Net cash provided by financing activities mainly included the net proceeds from the use of our credit facilities and repayments of debt in all periods.
     As of June 30, 2007, we had a working capital surplus of $8.9 million which decreased by $45.7 million from a working capital surplus of $54.6 million as of December 31, 2006. The decrease can be attributed primarily to the five acquisitions completed during the six months ended June 30, 2007.

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
     In summary, our landfill accounting policies include the following:
     Capitalized Landfill Costs
     At June 30, 2007, we owned 24 landfills. Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2007.
     Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs. As of June 30, 2007, no capitalized interest was included in capitalized landfill costs. However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use. Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed. Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.
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
     We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable. If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense. As of June 30, 2007, we have included 146 million cubic yards of expansion airspace with estimated development costs of approximately $104.1 million in our calculation of the rates used for the amortization of landfill costs.

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
     The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2007	2006
Number of landfills owned	24	20

Landfill depletion and amortization expense (in thousands)	$4,780	$8,784
Accretion expense (in thousands)	241	284
Closure and post-closure cost (in thousands)	513	286

	5,534	9,354

Airspace consumed (in thousands of cubic yards)	2,492	4,806

Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.22	$1.95

     The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of business, we are exposed to market risk, including changes in interest rates. We use interest rate swap agreements to manage a portion of our risks related to interest rates. We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered. At June 30, 2007, the related floating rate was 5.36%. The intention of this swap agreement is to limit our exposure to a rising rate interest environment. At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future. As a result, the swap transaction can not be designated as a hedging transaction. Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations. If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge. We did not enter into the interest rate swap agreements for trading purposes.
     As of June 30, 2007 and December 31, 2006, we had no debt outstanding that bears interest at variable or floating rates. With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $127.3 million. A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.3 million annually while a 100 basis point decrease in interest rates would result in $1.3 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.
     Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes. As of June 30, 2007, the fair value of these notes, based on quoted market prices, was approximately $156.0 million compared to a carrying amount of $150 million.
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
     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	In June 2007, we issued a total of 25,264 shares of our common stock to certain directors under the 2004 WCA Waste Corporation Incentive Plan. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2). We believe that exemptions other than the foregoing exemption may exist for these transactions.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total number of	Maximum number (or
	Total number	Average	shares (or units)	approximate dollar value) of
	of shares	price paid	purchased as part of	shares (or units) that may
	(or units)	per share	publicly announced plans	yet be purchased under the
Period	purchased	(or unit)	or programs	plans or programs
April 1 – April 30, 2007	5,643 (1)	$7.91	—	—
May 1 – May 31, 2007	—	—	—	—
June 1 – June 30, 2007	—	—	—	—
Total	5,643 (1)	$7.91	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.

2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9†	Out Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.14†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000- 508 08) filed with the SEC on March 24, 2005).

10.15†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.18+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.20	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.21	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.22	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.23	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.24	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.25	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.26	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.27	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form in-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.28	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.29	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.30	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.31	Stockholder’s Agreement. dated July 27. 2006. among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.32	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.33	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.35	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.36	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.37	Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39†**	Equity Interest Purchase Agreement, dated February 21, 2007, by and among WCA of Oklahoma, LLC, Roy Yokley, Troy Yokley, American Waste, Inc., N.E. Land Fill, Inc., Pauls Valley Landfill, Inc. and Sooner Waste, L.L.C.

10.40*†**	Equity Interest and Asset Purchase and Sale Agreement, dated June 29, 2007, among WCA Waste Corporation, WCA Texas Management General, Inc., WCA Management Limited, Inc., WCA of Florida, LLC, Southwest Dumpster, Inc., Waste Services, Inc., Waste Services of Florida, Inc., WS General Partner, LLC and Waste Services Limited Partner, LLC.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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
Kevin D. Mitchell
Vice President and Controller (Principal Accounting Officer)

Date: August 9, 2007

EXHIBIT INDEX

2.1**	Reorganization Agreement, dated May 10, 2004, by and among Waste Corporation of America, Inc., WCA Waste Corporation, WCA Holdings Corporation and WCA Merger Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.2	Agreement and Plan of Merger, dated May 10, 2004, between WCA Waste Corporation, Waste Corporation of America, Inc. and WCA Merger Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

2.3	Agreement and Plan of Merger, dated as of May 20, 2004, between WCA Waste Corporation and WCA Merger II Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-114901) filed with the SEC on June 21, 2004).

2.4†**	Membership Interest Purchase Agreement, dated effective January 14, 2005, between WCA of North Carolina, L.P., MRR Southern, LLC, Material Recovery, LLC, Material Reclamation, LLC, MRR of High Point, LLC, MRR Wake Transfer Station, LLC, WCA Waste Corporation, F. Norbert Hector, Jr., D.H. Griffin, Paul M. Givens, Edward I. Weisiger, Jr. and David Griffin, Jr. (incorporated by reference to Exhibit 2.4 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

2.5†	Closing and Asset Purchase Agreement, dated as of October 2, 2005, by and among WCA of Florida, Inc., Meyer & Gabbert Excavating Contractors, Inc., Leonard G. Meyer, Jr. and James F. Gabbert (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.6	Agreement and Plan of Merger, dated as of September 30, 2005, by and among WCA Waste Corporation, WCA of Central Florida, Inc., WCA Management Company, L.P., Waste Corporation of America, LLC and Waste Corporation of Central Florida, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

2.7	First Amendment to Membership Interest Purchase Agreement, dated as of March 30, 2005, by and among WCA of North Carolina, L.P., MRR Southern, LLC, WCA Waste Corporation and WCA of Wake County, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on December 22, 2005).

3.2	Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 21, 2004).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

4.2	Trust Indenture between Gulf Coast Waste Disposal Authority and U.S. Bank National Association, as Trustee, dated as of August 1, 2002 (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

4.3	Form of Environmental Facilities Revenue Bond (included in Exhibit 4.2 above).

4.4	Indenture, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

4.5	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).

4.6	Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.7	Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.1	Administrative Services Agreement, dated May 20, 2004, between WCA Waste Corporation, WCA Management Company, L.P., Waste Corporation of America, LLC, Transit Waste, LLC, Waste Corporation of Central Florida, Inc. and Waste Corporation of Florida, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.2+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.3+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.4+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.5+	Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.6	Capital Contribution Commitment Agreement, dated May 10,2004, between WCA Waste Corporation and Waste Corporation of America, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on May 14, 2004).

10.7	Tax Disaffiliation Agreement, dated as of May 20, 2004, by and between WCA Waste Corporation and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 1, 2004).

10.8	Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.9†	Out Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Bluewater Diving, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.10†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., BRC, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.11†	Purchase and Sale of Assets Agreement, dated as of September 3, 2004, by and between WCA of Alabama, L.L.C., Blount Recycling, LLC, Frank Hollis and Van Mulvehill (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.12+	Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.13+	Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.14†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Trash Away, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K (File No. 000- 508 08) filed with the SEC on March 24, 2005).

10.15†	Closing and Asset Purchase Agreement, dated as of November 30, 2004, between WCA Shiloh Landfill, L.L.C., Waste Reduction of South Carolina, Inc. and Gary W. Seymore (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.16†	Membership Interest Purchase Agreement, dated effective January 11, 2005, between WCA Waste Corporation, Waste Corporation of Missouri, Inc., Gecko Investments, LLC, Andrew Zelenkofske, Daniel J. Clark and Joseph E. LoConti (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.17+	WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.18+	WCA Waste Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.19+	Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.20	Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.21	Solid Waste Disposal Agreement, dated as of October 3, 2005, by any between Waste Corporation of America, LLC and WCA Waste Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 6, 2005).

10.22	Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 1, 2005).

10.23	Reimbursement Agreement, dated as of August 30, 2002, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank Texas, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.24	First Amendment to Reimbursement Agreement, dated as of April 28, 2005, by and among WCA Waste Systems, Inc., Waste Corporation of Texas, L.P., and Wells Fargo Bank National Association (successor by merger to Wells Fargo Bank Texas, National Association) (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on May 13, 2005).

10.25	Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.26	Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.27	Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form in-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.28	Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.29	Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.30	Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.31	Stockholder’s Agreement. dated July 27. 2006. among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.32	Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.33	Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.34	Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 15, 2006).

10.35	Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.36	Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.37	Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.38	Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.39†**	Equity Interest Purchase Agreement, dated February 21, 2007, by and among WCA of Oklahoma, LLC, Roy Yokley, Troy Yokley, American Waste, Inc., N.E. Land Fill, Inc., Pauls Valley Landfill, Inc. and Sooner Waste, L.L.C.

10.40*†**	Equity Interest and Asset Purchase and Sale Agreement, dated June 29, 2007, among WCA Waste Corporation, WCA Texas Management General, Inc., WCA Management Limited, Inc., WCA of Florida, LLC, Southwest Dumpster, Inc., Waste Services, Inc., Waste Services of Florida, Inc., WS General Partner, LLC and Waste Services Limited Partner, LLC.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
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