Form 10-Q
period 2007-09-30
WCA WASTE CORP
filed 2007-11-07
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ______________

Commission File Number: 000-50808

WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway, Suite 1400 Houston, Texas 77056 (Address of principal executive offices)	77056 (Zip Code)

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

As of November 6, 2007, there were 17,081,550 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

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

•
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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,703	$52,207
Restricted cash	226	375
Accounts receivable, net of allowance for doubtful accounts of $1,391 (unaudited) and $540, respectively	23,023	17,165
Deferred tax assets	1,036	1,036
Prepaid expenses and other	3,678	7,858
Total current assets	33,666	78,641

Property and equipment, net of accumulated depreciation and amortization of $79,889 (unaudited) and $63,598, respectively	263,655	207,441
Goodwill, net	90,794	73,546
Intangible assets, net	6,409	4,885
Deferred financing costs, net	4,818	5,429
Restricted cash – debt service reserve fund	979	973
Long-term note receivable, less current maturities	6,297	---
Other assets	248	334

Total assets	$406,866	$371,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,273	$7,469
Accrued liabilities and other	19,400	12,311
Notes payable	220	3,335
Current maturities of long-term debt	774	916
Total current liabilities	26,667	24,031

Long-term debt, less current maturities and discount	188,023	165,958
Interest rate swap	2,914	2,448
Accrued closure and post-closure liabilities	5,856	3,751
Deferred tax liabilities	10,229	7,282
Other long-term liabilities	1,812	---
Total liabilities	235,501	203,470
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.01 par value per share. Authorized 788 shares; issued and outstanding 788 shares (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 17,100 and 16,859 shares, respectively	171	169
Treasury stock	(174)	(174)
Additional paid-in capital	165,166	161,316
Retained earnings	6,194	6,460
Total stockholders’ equity	171,365	167,779

Total liabilities and stockholders’ equity	$406,866	$371,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$48,421	$39,217	$135,248	$112,113
Expenses:
Cost of services	30,636	25,176	87,170	71,646
Depreciation and amortization	6,515	4,898	17,800	14,235
General and administrative (including stock-based compensation of $482, $258, $1,248 and $819, respectively)	3,163	2,901	9,438	8,047
	40,314	32,975	114,408	93,928

Operating income	8,107	6,242	20,840	18,185

Other income (expense):
Interest expense, net	(4,490)	(3,893)	(12,671)	(12,173)
Write-off of deferred financing costs and debt discount	---	(3,240)	---	(3,240)
Net gain on terminated interest rate swap	---	276	---	3,980
Unrealized loss on interest rate swap	(2,835)	(3,811)	(1,027)	(3,811)
Other income, net	71	31	348	104
	(7,254)	(10,637)	(13,350)	(15,140)

Income (loss) before income taxes	853	(4,395)	7,490	3,045
Income tax (provision) benefit	(343)	1,675	(3,052)	(1,314)

Net income (loss)	510	(2,720)	4,438	1,731
Accrued payment-in-kind dividend on preferred stock	(977)	(665)	(2,892)	(665)

Net income (loss) available to common stockholders	$(467)	$(3,385)	$1,546	$1,066

Net income (loss) available to common stockholders:
Earnings per share – basic	$(0.03)	$(0.21)	$0.09	$0.07

Earnings per share – diluted	$(0.03)	$(0.21)	$0.09	$0.07

Weighted average shares outstanding -- basic	16,470	16,378	16,450	16,353

Weighted average shares outstanding – diluted	16,470	16,378	16,490	16,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,438	$1,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,800	14,235
Stock-based compensation	1,248	819
Amortization of deferred financing costs and debt discount	672	507
Write-off of deferred financing costs and debt discount	---	3,240
Deferred tax provision	3,052	1,314
Accretion expense for closure and post-closure obligations	362	213
Gain on sale of assets	(348)	(104)
Unrealized loss on interest rate swap	1,027	3,811
Prepaid disposal usage	1,037	1,706
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,667)	(1,737)
Prepaid expenses and other	(2,412)	(1,689)
Accounts payable and other liabilities	5,945	5,079
Net cash provided by operating activities	28,154	29,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(76,083)	(3,818)
Proceeds from sale of fixed assets	404	123
Capital expenditures	(20,935)	(21,477)
Cost incurred on possible acquisitions	(54)	(61)
Net cash used in investing activities	(96,668)	(25,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	---	71,996
Proceeds from issuance of long-term debt, net of original purchase discount	---	145,758
Principal payments on long-term debt	(816)	(126,804)
Net change in revolving line of credit	22,700	(37,723)
Decrease in restricted cash	143	259
Equity transaction costs	(5)	(144)
Deferred financing costs	(12)	(1,522)
Net cash provided by financing activities	22,010	51,820

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,504)	55,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	52,207	678
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,703	$56,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,183	$9,077
Income taxes paid	105	290

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its Form 10-K filed with the SEC on March 14, 2007 (Form 10-K) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006.  The unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.

In preparing its financial statements, the Company makes numerous estimates and assumptions affecting the accounting for, and recognition and disclosure of, assets, liabilities, stockholders’ equity, revenues and expenses.  The most difficult, uncertain and subjective estimates and assumptions that the Company makes relate to accounting for landfills, asset impairments, and self-insurance reserves and recoveries.  The Company makes estimates and assumptions because some of the information that it uses in accounting, recognition and disclosure depends upon future events, other information cannot be precisely determined based on available data or based on generally accepted methodologies.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

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

2.  ACQUISITIONS

The Company completed two acquisitions during the three months ended September 30, 2007.  On August 14, 2007, the Company acquired Big Red Containers, Inc., a roll-off collection operation located near Oklahoma City, Oklahoma.  Total purchase price for this acquisition was approximately $1.7 million.  On September 4, 2007, the Company purchased the assets of Roll-Off Rentals, a roll-off collection operation in Huntsville, Alabama.  Total purchase price for this acquisition was approximately $1.5 million.

During the nine months ended September 30, 2007, the Company completed the two acquisitions discussed above as well as five other acquisitions during the first six months of 2007:

•
On January 3, 2007, the Company acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation located in Fort Myers, Florida, for approximately $6.1 million in cash.  This collection operation and the Fort Myers transfer station which was acquired in 2006 were subsequently acquired by Waste Services, Inc. (WSI), as more fully described below.

•
On February 21, 2007, the Company purchased American Waste, Inc. and affiliated companies, which consisted of three landfills and four collection operations located near Oklahoma City, Oklahoma.  Total purchase price for this acquisition was approximately $39.3 million of cash.  Of this purchase price, approximately $4.7 million relates to Pauls Valley Landfill.  The expansion permit for this landfill was granted in April 2007 and construction of the expansion airspace is currently underway.

•
On March 30, 2007, the Company acquired the assets of Klean Way Disposal, Inc., a residential collection operation located in Springfield, Missouri.  Total consideration of this acquisition was approximately $3.0 million.  The Company issued a promissory note at closing and subsequently repaid the note payable with cash on April 2, 2007.

•
On May 31, 2007, the Company acquired Carpenter Waste Systems, LLC, a roll-off collection operation located near Oklahoma City, Oklahoma.  Total purchase price for this acquisition was approximately $1.3 million.

•
On June 29, 2007, the Company acquired a landfill, a transfer station, collection routes and other assets in Houston, Texas from WSI for cash and the exchange of the Company’s hauling and transfer operations in the Fort Myers, Florida market.  Prior to the acquisition of this landfill, the Company had an ongoing business relationship with WSI where the Company annually purchased prepaid airspace at the landfill.  At the time of the acquisition, the outstanding balance of the prepaid airspace was $1.3 million.  Total purchase price for this acquisition included approximately $22.8 million of cash, $1.3 million of the prepaid airspace, a transfer station and collection operations in Ft. Myers, Florida.  As part of the exchange transaction, WSI issued a $10.5 million non-interest bearing promissory note with payments to the Company in the amount of $125,000 per month for 84 months through June 2014.  This note receivable was valued at approximately $7.2 million.

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

Based on the preliminary assessments of values for these acquisitions, the Company reflected landfill cost of $43.4 million, other fixed assets of $7.1 million, intangible assets of $1.9 million, goodwill of $17.2 million and net working capital of $0.2 million.

Subsequently, on October 1, 2007, the Company acquired the membership interests of Waste Pro Services, LLC for approximately $10.6 million.  The acquisition included a collection operation located in Houston, Texas.  On the same day, the Company purchased two collection operations in North Carolina, one in Greensboro and the other in Raleigh.  The total purchase price for these two acquisitions was approximately $6.4 million.

3.  STOCK-BASED COMPENSATION

The Company established the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The plan authorizes the issuance of up to 2,250,000 shares.  As of September 30, 2007, there were approximately 841,000 remaining shares authorized for issuance.

During the three and nine months ended September 30, 2007, 53,949 and 282,775 restricted shares of the Company’s common stock, respectively, were granted to certain officers and key employees with an aggregate market value of $0.4 million and $2.3 million on the grant dates, respectively.  The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term(years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	583	$7.78		478	$7.84
Granted	54	7.74		283	7.98
Vested	(22)	5.87		(143)	8.09
Forfeited	(2)	7.79		(5)	7.58
Unvested at September 30, 2007	613	$7.84	3.65	613	$7.84	3.65

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	634	$9.52		634	$9.52
Grants	---	---		---	---
Forfeitures	(10)	9.89		(10)	9.89
Outstanding at September 30, 2007	624	$9.51	6.75	624	$9.51	6.75

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of September 30, 2007, there was no intrinsic value as of September 30, 2007.

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings per share calculations for net income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$510	$(2,720)	$4,438	$1,731
Accrued payment-in-kind dividend on preferred stock	(977)	(665)	(2,892)	(665)
Net income (loss) available to common stockholders	$(467)	$(3,385)	$1,546	$1,066

Denominator:
Weighted average basic shares outstanding	16,470	16,378	16,450	16,353
Dilutive effect of restricted share issuances	---	---	40	20
Weighted average diluted shares outstanding	16,470	16,378	16,490	16,373

Earnings per share:
Basic	$(0.03)	$(0.21)	$0.09	$0.07
Diluted	$(0.03)	$(0.21)	$0.09	$0.07

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	624	640	624	640
Restricted shares	613	475	79	128
Convertible preferred stock	8,259	7,882	8,166	7,882
Convertible debt	636	636	636	636
	10,132	9,633	9,505	9,286

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (6.75% at September 30, 2007)	22,700	---
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.91% and 8.89% weighted average rate at September 30, 2007 and December 31, 2006, respectively)	8,815	9,165
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.61% and 6.54% at September 30, 2007 and December 31, 2006, respectively)	574	1,008
Note payable, with interest rate of 5%, due in January 2010	128	160
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000
	189,217	167,333
Less: Debt discount	420	459
Less: Current portion	774	916
	$188,023	$165,958

The Company has a $175 million revolving credit facility.  As of September 30, 2007, there was $22.7 million outstanding under the revolving line of credit and $10.4 million in letters of credit secured by the credit facility, leaving $141.9 million in available capacity under the revolving credit facility.

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of September 30, 2007.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

6.  INTEREST RATE SWAP / COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$510	$(2,720)	$4,438	$1,731
Unrealized gain on interest rate swap, net of tax of $0, $0, $0 and $280, respectively	---	---	---	431
Comprehensive income (loss)	$510	$(2,720)	$4,438	$2,162

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations as a non-cash gain or loss.  If, in the future, the Company has significant corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge.  During the three and nine months ended September 30, 2007, the Company recorded $2.8 million and $1.0 million of unrealized loss, respectively, related to the interest rate swap in the accompanying condensed consolidated statements of operations.  As of September 30, 2006, the Company realized the entire gain of $4.0 million related to the termination of the previous interest rate swap agreement in the accompanying condensed consolidated statements of operations and reversed the unrealized gain related to the fair value of the swap as previously recorded as a component of comprehensive income.  In addition, the Company recorded $3.8 million of unrealized loss related to the interest rate swap in the accompanying condensed consolidated statements of operations.

7.       LANDFILL ACCOUNTING

Capitalized Landfill Costs

At September 30, 2007, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2007.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2007, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill and closure and post-closure liabilities from December 31, 2006 to September 30, 2007:

	Landfill Assets, net	Closure and Post-closure Liabilities
December 31, 2006	$132,799	$3,751
Capital expenditures	6,455	---
Amortization expense	(7,757)	---
Obligations incurred and capitalized	340	340
Revisions to estimates of closure and post-closure activities	1,869	1,869
Interest accretion	---	362
Acquisitions and other adjustments	43,435	(466)
September 30, 2007	$177,141	$5,856

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2007	2006
Recorded amounts:
Current portion	$ ---	$ ---
Noncurrent portion	5,856	3,751
Total recorded	$5,856	$3,751

The Company’s total anticipated cost for future closure and post-closure activities is $141.2 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $22.0 million and $16.8 million at September 30, 2007 and December 31, 2006, respectively.

8.  INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the nine months ended September 30, 2007 based upon the Company’s anticipated 2007 annual effective income tax rate of 40.7% as compared to 43.2% for the nine months ended September 30, 2006.  Such rate differs from the statutory rate of 35% due to state income taxes, valuation allowance and estimates of non-deductible expenses.  The 2007 rate reflects the impact of certain non-deductible expenses and state taxes to the projected current year pre-tax earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  The Company has approximately $20,000 of interest and penalties accrued as of September 30, 2007.

9.  STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, the Company issued 277,283 restricted shares, net of forfeitures, under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over periods ranging from one to three years from the issue date.  The following table reflects the changes in stockholders’ equity from December 31, 2006 to September 30, 2007:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total
December 31, 2006	$8	$169	$(174)	$161,316	$6,460	$167,779
Net income	---	---	---	---	4,438	4,438
Cumulative effect of change in accounting principle (FIN 48 – see note 8)	---	---	---	---	(1,812)	(1,812)
Accrued payment-in-kind dividend on preferred stock	---	---	---	2,892	(2,892)	---
Issuance of restricted shares to employees	---	2	---	(2)	---	---
Accretion of unearned compensation	---	---	---	1,248	---	1,248
Repurchase of common shares	---	---	---	(283)	---	(283)
Equity transaction costs	---	---	---	(5)	---	(5)
September 30, 2007	$8	$171	$(174)	$165,166	$6,194	$171,365

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

The preferred shares were initially convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become due to the preferred holder.  The preferred shareholder holds certain preferential rights, including the appointment of two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

10.  SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Collection:
Residential	$10,942	$6,288	$30,162	$18,209
Commercial	4,921	4,114	14,199	11,821
Roll-off	13,165	11,777	38,394	33,911
Total collection	29,028	22,179	82,755	63,941

Disposal	19,703	16,028	52,184	45,985
Less: Intercompany	7,334	5,688	19,569	16,533
Disposal, net	12,369	10,340	32,615	29,452

Transfer and other	10,449	10,258	30,513	28,738
Less: Intercompany	3,425	3,560	10,635	10,018
Transfer and other, net	7,024	6,698	19,878	18,720

Total revenue	$48,421	$39,217	$135,248	$112,113

The following table reflects certain geographic information relating to the Company’s operations.  Region I includes Kansas and Missouri, Region II includes Arkansas and Texas, Region III includes Florida, Region IV includes North Carolina and South Carolina, Region V includes Oklahoma.  Alabama, Colorado, New Mexico and Tennessee have been aggregated in Other due to their size.

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Three months ended September 30, 2007:
Revenue	$13,790	16,861	3,573	4,541	4,240	5,416	---	48,421
Depreciation and amortization	1,373	1,912	672	837	690	923	108	6,515
Operating income (loss)	2,875	3,518	389	744	350	502	(271)	8,107
Capital expenditures	2,054	3,632	364	393	591	1,359	95	8,488
Capital expenditures (Acquisitions, net of divestitures)	---	(216)	---	---	704	483	---	971
Three months ended September 30, 2006:
Revenue	$12,507	11,623	5,674	4,469	---	4,944	---	39,217
Depreciation and amortization	1,209	1,275	784	684	---	854	92	4,898
Operating income (loss)	1,160	2,765	1,820	853	---	260	(616)	6,242
Capital expenditures	2,060	2,245	692	1,165	---	842	119	7,123
Capital expenditures (Acquisitions, net of divestitures)	---	---	4,024	---	---	---	12	4,036

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Nine months ended September 30, 2007:
Revenue	$39,203	43,552	14,230	13,369	9,574	15,320	---	135,248
Depreciation and amortization	3,942	4,663	2,396	2,343	1,517	2,602	337	17,800
Operating income (loss)	6,334	8,990	2,317	2,333	826	736	(696)	20,840
Capital expenditures	6,270	8,264	1,112	945	1,244	2,724	376	20,935
Capital expenditures (Acquisitions, net of divestitures)	152	27,553	(4,771)	---	26,945	483	---	50,362
Nine months ended September 30, 2006:
Revenue	$36,946	32,892	15,463	13,406	---	13,406	---	112,113
Depreciation and amortization	3,622	3,663	2,125	2,140	---	2,428	257	14,235
Operating income (loss)	4,163	7,555	4,907	2,189	---	588	(1,217)	18,185
Capital expenditures	4,878	4,384	3,329	2,655	---	3,436	2,795	21,477
Capital expenditures (Acquisitions, net of divestitures)	(173)	---	4,105	---	---	5,392	12	9,336

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Year ended December 31, 2006:
Revenue	$48,849	44,383	21,097	17,480	---	17,688	---	149,497
Depreciation and amortization	4,837	4,913	2,903	2,846	---	3,224	347	19,070
Operating income (loss)	5,262	10,027	6,800	2,614	---	613	(1,890)	23,426
Capital expenditures	7,232	6,661	3,959	3,385	---	5,007	2,866	29,110
Goodwill	20,175	21,065	12,160	17,275	---	2,871	---	73,546
Year ended December 31, 2005:
Revenue	$44,480	38,166	4,109	14,941	---	12,447	---	114,143
Depreciation and amortization	4,653	4,649	657	2,430	---	2,276	130	14,795
Operating income (loss)	6,553	8,106	1,005	3,210	---	268	(2,038)	17,104
Capital expenditures	5,226	6,143	612	2,360	---	3,007	655	18,003
Goodwill	19,057	21,065	12,224	17,237	---	2,872	---	72,455

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Total assets:
September 30, 2007	$76,455	96,394	62,055	61,842	44,584	33,471	32,065	406,866
December 31, 2006	70,279	61,729	67,621	63,319	---	31,293	77,008	371,249
December 31, 2005	64,623	60,089	62,048	63,432	---	23,194	18,152	291,538

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

Overview

           We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of September 30, 2007, we served approximately 309,000 commercial, industrial and residential customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 28 collection operations and 22 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own two of the transfer stations.

Acquisition Strategy

Our future growth will significantly depend on successful implementation of our strategy of acquisitions in our existing markets and selected additional markets.  In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions).  Tuck-in acquisitions should allow growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  We will typically seek to enter a new market by acquiring a permitted landfill in that market.  Upon acquiring a landfill in a new market, we then intend to expand our operations by acquiring collection and/or transfer operations and internalizing waste into the landfill.

We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility entered into in July 2006.  We may also issue additional debt, and/or additional equity, including common stock or preferred stock, in connection with acquisitions.

Since completing our initial public offering in June 2004 through the nine months ended September 30, 2007, we have completed 28 acquisitions.  The purchase price for these acquisitions consisted of approximately $208.3 million of cash, $1.3 million of prepaid airspace, $4.5 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.

During the three months ended September 30, 2007, we completed the acquisitions of Big Red Containers, Inc. and Roll-Off Rentals.  Total consideration for these two acquisitions included $3.2 million of cash.  During the nine months ended September 30, 2007, we also completed the acquisitions of Southwest Dumpster, Inc., American Waste, Inc. and affiliated companies, Klean Way Disposal, Inc., Carpenter Waste Systems, LLC, and certain assets from Waste Services, Inc. (WSI).  The assets we acquired from WSI included a landfill, a transfer station, collection routes and other assets in Houston, Texas.  Prior to the acquisition of this landfill, we had an ongoing business relationship with WSI where we annually purchased prepaid airspace at the landfill.  At the time of the acquisition, the outstanding balance of the prepaid airspace was $1.3 million.  Total consideration for these five acquisitions included approximately $72.5 million of cash, $1.3 million of the prepaid airspace, a transfer station and collection operations in Fort Myers, Florida.  As part of the exchange transaction, WSI issued a $10.5 million non-interest bearing promissory note to us valued at approximately $7.2 million with payments of $125,000 per month for 84 months through June 2014.  Additionally, on October 1, 2007, we acquired the membership interests of Waste Pro Services, LLC for approximately $10.6 million.  The acquisition included a collection operation located in Houston, Texas.  On the same day, we purchased two collection operations in North Carolina, one in Greensboro and the other in Raleigh.  The total purchase price for these two acquisitions was approximately $6.4 million.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	Other	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	Other	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	II	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	IV	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	IV	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	IV	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	IV	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	III	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	III	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	III	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	Other	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	III	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	III	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	III	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	V	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	V	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Oklahoma City, OK	V	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	Other	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	IV	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	IV	October 1, 2007	Collection

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

In the discussion below, we provide estimates as to the factors that impacted revenue growth during the three month and nine month periods ended September 30, 2007 over comparable periods in 2006.  Such estimates represent our best judgment as to the revenue growth attributable from operations acquired during period described versus revenue growth attributable to other factors on a consolidated basis.  For this purposes, we develop estimates based on comparisons of operating results for different periods, information from acquired companies, records concerning pricing in various markets and records concerning volumes at different periods, among other information.  As indicated above, over time acquired operations become integrated with our other operations so that revenues cannot be directly traced or sourced to any given acquisition.  Customer additions and turnover, combinations of any adjustments to routes, alterations in safety and quality standards, sales and marketing for the integrated operation, and a variety of other factors influence revenues and other operating results for the combined operations.

General Review of Results for the Three and Nine Months Ended September 30, 2007

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Our internalization for the three and nine months ended September 30, 2007 was 76.5% and 74.5%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Collection	49.1%	45.8%	50.0%	46.1%
Disposal	33.3%	33.1%	31.5%	33.2%
Transfer and other	17.6%	21.1%	18.5%	20.7%
Total uneliminated revenue	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Collection:
Residential	$10,942	$6,288	$30,162	$18,209
Commercial	4,921	4,114	14,199	11,821
Roll-off	13,165	11,777	38,394	33,911
Total collection	29,028	22,179	82,755	63,941

Disposal	19,703	16,028	52,184	45,985
Less: Intercompany	7,334	5,688	19,569	16,533
Disposal, net	12,369	10,340	32,615	29,452

Transfer and other	10,449	10,258	30,513	28,738
Less: Intercompany	3,425	3,560	10,635	10,018
Transfer and other, net	7,024	6,698	19,878	18,720

Total revenue	$48,421	$39,217	$135,248	$112,113

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total EBITDA	$14,693	$11,171	$38,988	$32,524
Depreciation and amortization	(6,515)	(4,898)	(17,800)	(14,235)
Interest expense, net	(4,490)	(3,893)	(12,671)	(12,173)
Write-off of deferred financing costs and debt discount	---	(3,240)	---	(3,240)
Net gain on terminated interest rate swap	---	276	---	3,980
Unrealized loss on interest rate swap	(2,835)	(3,811)	(1,027)	(3,811)
Income tax (provision) benefit	(343)	1,675	(3,052)	(1,314)
Accrued payment-in-kind dividend on preferred stock	(977)	(665)	(2,892)	(665)
Net income (loss) available to common stockholders	$(467)	$(3,385)	$1,546	$1,066

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Florida; Region IV: North Carolina, South Carolina; Region V: Oklahoma; Other: Alabama, Colorado, New Mexico, Tennessee) for the three months ended September 30, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total	% of Revenue
Three months ended September 30, 2007:
Revenue	$13,790	16,861	3,573	4,541	4,240	5,416	---	48,421	100.0
Cost of services	8,556	10,520	2,129	2,631	3,200	3,600	---	30,636	63.3
Depreciation and amortization	1,373	1,912	672	837	690	923	108	6,515	13.5
General and administrative	986	911	383	329	---	391	163	3,163	6.5
Operating income (loss)	2,875	3,518	389	744	350	502	(271)	8,107	16.7
Three months ended September 30, 2006:
Revenue	$12,507	11,623	5,674	4,469	---	4,944	---	39,217	100.0
Cost of services	9,266	7,032	2,781	2,627	---	3,470	---	25,176	64.2
Depreciation and amortization	1,209	1,275	784	684	---	854	92	4,898	12.5
General and administrative	872	551	289	305	---	360	524	2,901	7.4
Operating income (loss)	1,160	2,765	1,820	853	---	260	(616)	6,242	15.9

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total
Increase/(decrease) 2007 compared to 2006:
Revenue	$1,283	5,238	(2,101)	72	4,240	472	---	9,204
Cost of services	(710)	3,488	(652)	4	3,200	130	---	5,460
Depreciation and amortization	164	637	(112)	153	690	69	16	1,617
General and administrative	114	360	94	24	---	31	(361)	262
Operating income (loss)	1,715	753	(1,431)	(109)	350	242	345	1,865

Revenue.  Total revenue for the three months ended September 30, 2007 increased $9.2 million, or 23.5%, to $48.4 million from $39.2 million for the three months ended September 30, 2006.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $6.6 million of the increase while internal volume growth contributed $0.5 million, operational price increases contributed $1.9 million, and pricing from fuel surcharges added $0.2 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  We estimated that our acquisition of Region V during the first quarter of 2007 contributed $4.2 million of the increase in revenue during the third quarter of 2007.  The estimated revenue in Region II increased $5.2 million primarily due to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station in the second quarter of 2007.  The estimated revenue increase of $1.3 million in Region I was attributed to three acquisitions since October 2006 and price increases during the quarter.  The estimated revenue in Region III decreased $2.1 million as a result of general market conditions and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Cost of services.  Total cost of services for the three months ended September 30, 2007 increased by 21.7% to $30.6 million from $25.2 million for the three months ended September 30, 2006.  We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, disposal costs, fuel and vehicle-related costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, each of our regions except Region I and Region III experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  We estimated that Region II had a $3.5 million increase in cost of services due to the rapid growth of residential collection operations and the acquisition at the end of June 2007.  More employees and vehicles were added, which caused the increase in labor, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to our recently-acquired landfill.  Region V reflects the largest acquisition so far in 2007 and the second largest increase in cost of services from the same period last year.  Cost of services in Region I decreased while revenue increased mainly due to the partial recovery of charges incurred during the same quarter last year related to damage caused by a third party blasting rock near one of our landfills.  Cost of services in Region III decreased in connection with the decrease in revenue.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services decreased to 63.3% of revenue for the three months ended September 30, 2007 from 64.2% during the same period last year.  Decreases in operating costs as a percentage of revenue were mainly attributable to lower disposal costs.  The decrease in disposal costs was attributed to the internalization of residential waste to the recently-acquired landfill in Region II.  Fuel costs as a percentage of revenue remained consistent for the three months ended September 30, 2007 and 2006.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2007 increased $1.6 million, or 33.0%, to $6.5 million from $4.9 million for the three months ended September 30, 2006.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative.  Total general and administrative expense for the three months ended September 30, 2007 increased $0.3 million, or 9.0%, to $3.2 million from $2.9 million for the three months ended September 30, 2006.  The general and administrative expense included a $0.2 million increase in stock-based compensation expense related to earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The increase was also attributable to payroll-related costs and franchise taxes.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
Operating income	$8,107	16.7%	$6,242	15.9%

Interest expense, net	(4,490)	(9.3)	(3,893)	(9.9)
Write-off of deferred financing costs and debt discount	---	---	(3,240)	(8.3)
Net gain on terminated interest rate swap	---	---	276	0.7
Unrealized loss on interest rate swap	(2,835)	(5.8)	(3,811)	(9.7)
Other income, net	71	0.1	31	0.1
Income tax (provision) benefit	(343)	(0.7)	1,675	4.3
Accrued payment-in-kind dividend on preferred stock	(977)	(2.0)	(665)	(1.7)
Net income (loss) available to common stockholders	$(467)	(1.0)%	$(3,385)	(8.6)%

Interest expense, net.  Interest expense, net for the three months ended September 30, 2007 increased $0.6 million, or 15.3%, to $4.5 million from $3.9 million for the three months ended September 30, 2006.  The increase was mainly caused by higher interest expenses due to borrowings of $22.7 million under the revolving credit facility in June 2007.  In addition, there was less interest income due to lower cash balances as excess cash from our debt and equity financings during 2006 was used for acquisitions in 2007.

Write-off of deferred financing costs and debt discount.  The $3.2 million write-off of deferred financing costs and debt discount for the three months ended September 30, 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.

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

Unrealized loss on interest rate swap.  The $2.8 million loss for the three months ended September 30, 2007 was attributable to the recognition of the unrealized loss as of September 30, 2007 of the interest rate swap agreement we entered into in July 2006.  The loss was attributable to a lowering of interest rates by the Federal Reserve during the quarter.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations as a non-cash gain or loss.  If, in the future, we have significant outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.  The $3.8 million loss for the three months ended September 30, 2006 was attributable to the recognition of the unrealized loss as of September 30, 2006 of the interest rate swap we entered into in July 2006.

Income tax (provision) benefit.  Income tax (provision) benefit for the three months ended September 30, 2007 as a percentage of pre-tax income (loss) was 40.2% as compared to 38.1% for the three months ended September 30, 2006.  The rate in the current year period adjusts the projected year-to-date rate to approximately 40.7%.

Accrued payment-in-kind dividend on preferred stock.  The $1.0 million and $0.7 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from July 1, 2007 to September 30, 2007and from its date of issuance (July 27, 2006) to September 30, 2006, respectively.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Florida; Region IV: North Carolina, South Carolina; Region V: Oklahoma; Other: Alabama, Colorado, New Mexico, Tennessee) for the nine months ended September 30, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Other	Corporate	Total	% of Revenue
Nine months ended September 30, 2007:
Revenue	$39,203	43,552	14,230	13,369	9,574	15,320	---	135,248	100.0
Cost of services	25,968	27,168	8,290	7,706	7,231	10,807	---	87,170	64.4
Depreciation and amortization	3,942	4,663	2,396	2,343	1,517	2,602	337	17,800	13.2
General and administrative	2,959	2,731	1,227	987	---	1,175	359	9,438	7.0
Operating income (loss)	6,334	8,990	2,317	2,333	826	736	(696)	20,840	15.4
Nine months ended September 30, 2006:
Revenue	$36,946	32,892	15,463	13,406	---	13,406	---	112,113	100.0
Cost of services	26,544	20,021	7,579	8,163	---	9,339	---	71,646	63.9
Depreciation and amortization	3,622	3,663	2,125	2,140	---	2,428	257	14,235	12.7
General and administrative	2,617	1,653	852	914	---	1,051	960	8,047	7.2
Operating income (loss)	4,163	7,555	4,907	2,189	---	588	(1,217)	18,185	16.2
Increase/(decrease) 2007 compared to 2006:
Revenue	$2,257	10,660	(1,233)	(37)	9,574	1,914	---	23,135
Cost of services	(576)	7,147	711	(457)	7,231	1,468	---	15,524
Depreciation and amortization	320	1,000	271	203	1,517	174	80	3,565
General and administrative	342	1,078	375	73	---	124	(601)	1,391
Operating income (loss)	2,171	1,435	(2,590)	144	826	148	521	2,655

Revenue.  Total revenue for the nine months ended September 30, 2007 increased $23.1 million, or 20.6%, to $135.2 million from $112.1 million for the nine months ended September 30, 2006.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $16.2 million of the increase while internal volume growth contributed $1.2 million, operational price increases contributed $5.2 million, and pricing from fuel surcharges added $0.5 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  We estimated that our acquisition of Region V contributed $9.6 million of the increase in revenue during the nine months ended September 30, 2007.  The estimated revenue increase of $10.7 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station during 2007.  Revenue increases in Region I and Other were mainly related to price increases in order to compensate higher operating costs.  The estimated revenue in Region III decreased $1.2 million as a result of general market conditions and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Cost of services. Total cost of services for the nine months ended September 30, 2007 increased by 21.7% to $87.2 million from $71.6 million for the nine months ended September 30, 2006.  We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, fuel and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II, Region V and Other experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region V reflects the largest acquisition so far in 2007 and thus the largest increase in cost of services from the same period last year.  Region II had an estimated $7.1 million increase in cost of services due to the rapid growth of residential collection operations and the acquisition at the end of June 2007.  More employees and vehicles were added, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to our recently-acquired landfill.  Cost of services in Region I decreased while revenue increased mainly due to the partial recovery of charges incurred during the same quarter last year related to damage caused by a third party blasting rock near one of our landfills.  Cost of services in Region III increased while revenue decreased mainly as a result of two factors.  Landfill disposal revenue from Fort Myers Transfer Station was eliminated after we acquired the transfer station during the third quarter of 2006 while the operating costs of the transfer station remained in cost of services, causing an imbalance between revenue and cost of services.  Certain costs are semi-fixed and do not decrease proportionally with decreases in revenue.  Besides increases in labor, fuel and disposal costs, cost of services in Other increased due to insurance claims related to a vehicle accident in Alabama.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 64.4% of revenue for the nine months ended September 30, 2007 from 63.9% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs and disposal costs.  Fuel costs as a percentage of revenue remained consistent for the nine months ended September 30, 2007 and 2006.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2007 increased $3.6 million, or 25.0%, to $17.8 million from $14.2 million for the nine months ended September 30, 2006.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative.  Total general and administrative expense for the nine months ended September 30, 2007 increased $1.4 million, or 17.3%, to $9.4 million from $8.0 million for the nine months ended September 30, 2006.  The increase was primarily attributable to payroll-related costs, legal expenses and franchise taxes.  The general and administrative expense also included a $0.4 million increase in stock-based compensation expense related to earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  Overall, general and administrative expenses remained just under 7.5% of revenue in each of the periods presented.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
Operating income	$20,840	15.4%	$18,185	16.2%

Interest expense, net	(12,671)	(9.4)	(12,173)	(10.9)
Write-off of deferred financing costs and debt discount	---	---	(3,240)	(2.9)
Net gain on terminated interest rate swap	---	---	3,980	3.6
Unrealized loss on interest rate swap	(1,027)	(0.8)	(3,811)	(3.4)
Other income, net	348	0.3	104	0.1
Income tax provision	(3,052)	(2.3)	(1,314)	(1.2)
Accrued payment-in-kind dividend on preferred stock	(2,892)	(2.1)	(665)	(0.6)
Net income available to common stockholders	$1,546	1.1%	$1,066	0.9%

Interest expense, net.  Interest expense, net for the nine months ended September 30, 2007 increased $0.5 million, or 4.1%, to $12.7 million from $12.2 million for the nine months ended September 30, 2006.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  In addition, the year-to-date average interest rate was higher in 2007 as we had our 9.25% senior notes for nine months in 2007 compared to less than three months in 2006.  The average interest rate prior to the issuance of our senior notes was between 8.0% and 8.5%.

Write-off of deferred financing costs and debt discount.  The $3.2 million write-off of deferred financing costs and debt discount for the nine months ended September 30, 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.

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

Unrealized loss on interest rate swap.  The $1.0 million loss for the nine months ended September 30, 2007 was attributable to the recognition of the unrealized loss as of September 30, 2007 of the interest rate swap agreement we entered into in July 2006.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations as a non-cash gain or loss.  If, in the future, we have significant outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.  The $3.8 million loss for the nine months ended September 30, 2006 was attributable to the recognition of the unrealized loss as of September 30, 2006 of the interest rate swap we entered into in July 2006.

Income tax provision.  Income tax provision for the nine months ended September 30, 2007 as a percentage of pre-tax income was 40.7% as compared to 43.2% for the nine months ended September 30, 2006.  The rate in the current year period reflects the projected full year tax rate.  The increase in the rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock.  The $2.9 million and $0.7 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from January 1, 2007 to September 30, 2007 and from its date of issuance (July 27, 2006) to September 30, 2006, respectively.

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

As of September 30, 2007, we had total outstanding long-term debt of approximately $189.2 million, consisting of $150 million of senior notes, $22.7 million outstanding under our credit facilities, approximately $7.1 million of various seller notes, approximately $8.8 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.6 million of equipment notes.  This represented an increase of $21.9 million over our total debt outstanding as of December 31, 2006.  The increase in outstanding debt since December 31, 2006 was primarily due to borrowings of $22.7 million from our revolving credit facility to finance an acquisition, partially offset by repayments of tax-exempt bonds and equipment notes.  As of September 30, 2007, we had $22.7 million outstanding under the revolving credit facility, approximately $10.4 million in letters of credit secured by our credit facility, leaving $141.9 million in available capacity under the facility.  With $5.7 million cash on hand at September 30, 2007, our total capacity for potential acquisitions was approximately $147.6 million.

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

The Preferred Shares are immediately convertible at Ares’ discretion into 8,280,754 shares of our Common Stock, which would represent approximately 33.0% of the outstanding Common Stock on a post-conversion basis as of September 30, 2007.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 37.3% of the post-conversion shares outstanding.

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

Tax-Exempt Bonds

As of September 30, 2007, we had $8.8 million of tax-exempt bonds outstanding.

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2007 to the other items listed in the Contractual Obligations table included in our Form 10-K filed with the SEC on March 14, 2007.

Cash Flows

Cash provided by operations for the nine months ended September 30, 2007 and 2006 was $28.2 million and $29.1 million, respectively.  The changes in cash flows from operating activities were primarily due to changes in net income as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows include depreciation and amortization, write-off of deferred financing costs and debt discount, unrealized loss on interest rate swap, deferred taxes, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses.

Cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $97.0 million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Acquisitions of businesses accounted for $72.3 million of the increase over the prior year period, partially offset by decreased capital expenditures for normal operations.

Cash provided by financing activities for the nine months ended September 30, 2007 and 2006 was $22.0 million and $51.8 million, respectively.  Net cash provided by financing activities mainly included the net proceeds from the use of our credit facilities and repayments of debt in all periods.  Proceeds from financing during the nine months ended September 30, 2006 included the net proceeds from the issuance of Preferred Stock and our senior notes.

As of September 30, 2007, we had a working capital surplus of $7.0 million which decreased by $47.6 million from a working capital surplus of $54.6 million as of December 31, 2006.  The decrease can be attributed primarily to the seven acquisitions completed during the nine months ended September 30, 2007.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At September 30, 2007, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2007.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of September 30, 2007, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of September 30, 2007, we have included 146 million cubic yards of expansion airspace with estimated development costs of approximately $104.1 million in our calculation of the rates used for the amortization of landfill costs.

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

        The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30,	Year Ended December 31,
	2007	2006

Number of landfills owned	24	20

Landfill depletion and amortization expense (in thousands)	$7,757	$8,784
Accretion expense (in thousands)	362	284
Closure and post-closure cost (in thousands)	513	286
	8,632	9,354

Airspace consumed (in thousands of cubic yards)	4,011	4,806

Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.15	$1.95

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At September 30, 2007, the related floating rate was 5.00%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.  We did not enter into the interest rate swap agreements for trading purposes.

As of September 30, 2007 and December 31, 2006, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $127.3 million.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.3 million annually while a 100 basis point decrease in interest rates would result in $1.3 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of September 30, 2007, the fair value of these notes, based on quoted market prices, was approximately $154.5 million compared to a carrying amount of $150 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
In September 2007, we issued a total of 44,212 shares of our common stock to certain directors under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2).  We believe that exemptions other than the foregoing exemption may exist for these transactions.

(b)           Not applicable.

(c)           Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2007	680 (1)	$8.68	---	---
August 1 – August 31, 2007	---	---	---	---
September 1 – September 30, 2007	252 (1)	$7.88	---	---
Total	932 (1)	$8.46	---	---
_________________

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

We held our Annual Meeting of Stockholders (the Annual Meeting) on September 13, 2007 in Houston, Texas to elect seven directors to serve until the Annual Meeting of Stockholders in 2008, to ratify the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  A total of 14,189,859 shares of our common stock were present at the Annual Meeting in person or by proxy, which represented 84.6% of the outstanding shares of our common stock as of July 16, 2007, the record date for the Annual Meeting.

      Stockholders elected the seven director nominees at the Annual Meeting based on the following vote tabulation:

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Tom J. Fatjo, Jr.	11,486,509	---	2,703,350	---	---
Jerome M. Kruszka	13,094,317	---	1,095,542	---	---
Ballard O. Castleman	14,015,935	---	173,924	---	---
Richard E. Bean	14,015,935	---	173,924	---	---
Roger A. Ramsey	14,015,395	---	174,464	---	---
Preston Moore, Jr.	14,015,395	---	174,464	---	---
Honorable John V. Singleton	14,015,395	---	174,464	---	---

Stockholders ratified the appointment of the firm of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
14,182,804	2,800	---	4,255	---

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

3.2	Second Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 20, 2007).
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

10.40†**
Equity Interest and Asset Purchase and Sale Agreement, dated June 29, 2007, among WCA Waste Corporation, WCA Texas Management General, Inc., WCA Management Limited, Inc., WCA of Florida, LLC, Southwest Dumpster, Inc., Waste Services, Inc., Waste Services of Florida, Inc., WS General Partner, LLC and Waste Services Limited Partner, LLC.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2007.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
_________________

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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

Date: November 7, 2007

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

3.2	Second Amended and Restated Bylaws of WCA Waste Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 20, 2007).
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

10.40†**
Equity Interest and Asset Purchase and Sale Agreement, dated June 29, 2007, among WCA Waste Corporation, WCA Texas Management General, Inc., WCA Management Limited, Inc., WCA of Florida, LLC, Southwest Dumpster, Inc., Waste Services, Inc., Waste Services of Florida, Inc., WS General Partner, LLC and Waste Services Limited Partner, LLC.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2007.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
_________________

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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