Form 10-K
period 2007-12-31
WCA WASTE CORP
filed 2008-03-05
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 based on the closing sales price as reported on the Nasdaq Global Market on such date was approximately $80.5 million.

Number of shares of common stock outstanding as of March 1, 2008: 17,315,664 (excluding 17,943 shares of treasury stock).

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

PART I

Item 1.  Business.

Introduction

We are a vertically integrated company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of December 31, 2007, we served approximately 329,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  As of December 31, 2007, we owned and/or operated 24 landfills, 27 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own two of the transfer stations.

WCA Waste Corporation was incorporated as a Delaware corporation in 2004 and, in connection with transactions related to its initial public offering, became the parent of WCA Waste Systems, Inc., its principal operating subsidiary.  At that time, WCA Waste Systems operated 32 solid waste operations through various subsidiaries.  For a description of the transactions by which WCA Waste Corporation became WCA Waste System’s parent, please read note 1(b) to our Consolidated Financial Statements included in this report.  WCA Waste Corporation and its various subsidiaries have successfully integrated over 91 separate operating locations acquired in a total of 39 transactions.  For information regarding acquisitions made since our initial public offering in 2004, please read “—Acquisition History After Our Initial Public Offering” below.

WCA Waste Corporation is a holding company; all operations are conducted through its subsidiaries. Accordingly, unless the context requires otherwise, references in this Annual Report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and its direct and indirect subsidiaries on a consolidated basis.

Industry Overview

Based on third party sources, we believe the non-hazardous solid waste industry in the United States generates approximately $52 billion in annual revenue.  We believe that approximately $29.6 billion or 57% of the estimated annual industry revenue is generated by the three largest public companies in the industry with other public and privately-held companies representing approximately 18% of the estimated annual industry revenue.

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

As of December 31, 2007, we owned 24 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations.  We believe that our relatively high number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain relatively high levels of internalization within our existing markets.  As a result of our vertical integration, for the years ended December 31, 2007 and 2006, we internalized approximately 74% and 76% of the total waste we collected, respectively.

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

Acquisition Opportunities

Despite ongoing consolidation, the solid waste services industry remains fragmented and regional in nature. As indicated above, we believe private companies and public companies, other than the three largest public waste companies, represent approximately 18% of the estimated $52 billion in annual revenue generated by the solid waste industry.  This condition contributes to the fragmented nature of the industry, with many small operations co-existing with a relatively small number of large organizations.  While many of these operations may represent attractive acquisition candidates to a company of our size, many are too small to make any material impact on the revenues of the large companies in our industry and are thus less attractive to them.  Accordingly, we believe that we have a greater opportunity for growth through acquisitions, when calculated as a percentage of revenue, than companies larger than us.

Management Experience

We believe that one of the important factors that will enable us to continue our acquisition-based growth strategy is the experience of our management.

Our management is extremely experienced in the waste industry and in consummating waste company acquisitions.  Our co-founder and chairman of the board and chief executive officer, Tom J. Fatjo, Jr., has over 40 years of experience in the solid waste industry, beginning with Browning-Ferris Industries, Inc., or BFI, which he founded in 1966.  Our other co-founder, president and chief operating officer, Jerome M. Kruszka, has over 35 years of experience in the solid waste management industry, beginning with Waste Management, Inc. and its affiliates, where he held a number of managerial positions during his tenure there.  Both Mr. Fatjo, Jr. and Mr. Kruszka have overseen the acquisition and integration of several hundred solid waste operations during their careers in the industry.  Additionally, our other senior executive officers, Charles A. Casalinova and Tom J. Fatjo, III, and our five regional managers have an average of over 22 years of experience in the industry, in each case involving substantial experience acquiring and integrating waste management assets and operations.

Acquisition History After Our Initial Public Offering

In June 2004, we completed an initial public offering of our common stock.  In 2006, we issued our Series A Preferred Stock, issued senior notes, and entered into our current senior secured facilities.  Please read notes 7 and 9 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  The proceeds from these financing transactions, as well as issuance of common stock (or securities convertible into common stock), enabled us to acquire the following operations from June 2004 though March 1, 2008:

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

•	In January 2005, we acquired Eagle Ridge landfill located approximately 45 miles northwest of St. Louis near Bowling Green, Missouri.

•	In April 2005, we acquired certain assets from MRR Southern consisting of two landfills, two transfer stations and two MRFs in High Point and Raleigh, North Carolina.

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

•
In August 2006, we completed the acquisition of Fort Myers transfer station located in Fort Myers, Florida, from Waste Corporation of Florida, Inc., a subsidiary of Waste Corporation of America, LLC.  Fort Myers transfer station was exchanged in June 2007 as part of the acquisition from Waste Services, Inc.

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

•
In January 2007, we acquired the stock of Southwest Dumpster, Inc., a roll-off collection operation in Fort Myers, Florida.  This collection operation was exchanged in June 2007 as part of the acquisition from Waste Services, Inc.

•	In February 2007, we purchased American Waste, Inc. and affiliated companies, which consists of three landfills and four collection operations located near Oklahoma City, Oklahoma.

•	In March 2007, we acquired the assets of Klean Way Disposal, Inc., a residential collection operation located in Springfield, Missouri.

•	In May 2007, we acquired Carpenter Waste Systems, LLC, a roll-off collection operation located near Oklahoma City, Oklahoma.

•
In June 2007, we completed the purchase of a landfill, a transfer station, collection routes and other assets in Houston, Texas from Waste Services, Inc. and the exchange of our hauling and transfer operations in the Fort Myers, Florida market.

•	In August 2007, we acquired Big Red Containers, Inc., a roll-off collection operation located in Ardmore, Oklahoma near one of our landfills.

•	In September 2007, we purchased the assets of Roll-Off Rentals, a roll-off collection operation in Huntsville, Alabama.

•	In October 2007, we acquired the membership interests of Waste Pro Services, LLC, a collection operation located in Houston, Texas.

•
In October 2007, we completed two tuck-in acquisitions by acquiring DH Griffin Container Services, LLC and DH Griffin Container of Raleigh, LLC, roll-off collection operations in Greensboro and Raleigh, North Carolina.

•	In January 2008, we purchased certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisition Strategy Overview” for more information regarding each of the completed acquisitions.  For a summary of the impact of the acquisitions during 2007, 2006 and 2005 on reported financial results for such periods, please read note 3 to our Consolidated Financial Statements.

We have integrated all of our completed acquisitions to date into our existing operations.  However, it may take up to a year to fully realize operating synergies.

Our Operations

Our operations consist of the collection, transfer, processing and disposal of solid waste.  Our revenue mix for the years ended December 31, 2007, 2006 and 2005 is shown in the table below (dollars in thousands):

	2007		2006		2005
	$	%	$	%	$	%
Collection	$114,217	61.7%	$85,800	57.4%	$69,786	61.1%
Disposal	43,803	23.7%	39,066	26.1%	30,602	26.8%
Transfer and other, net	26,920	14.6%	24,631	16.5%	13,755	12.1%
Total revenue	$184,940	100.0%	$149,497	100.0%	$114,143	100.0%

We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenue for any of the years ended December 31, 2007, 2006 or 2005.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements for certain geographic information relating to our operations.

Collection Services

As of December 31, 2007, we provided solid waste collection services to approximately 329,000 industrial, commercial and residential customers in 12 states through 27 collection operations.  In 2007, our collection revenue consisted of approximately 47% from services provided to industrial customers, 17% from services provided to commercial customers and 36% from services provided to residential customers.

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

Transfer and Disposal Services

Landfills are the main depository for solid waste in the United States.  Solid waste landfills are built and operated under stringent regulations.  Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended.  We do not operate hazardous waste landfills, which are subject to even greater regulations.  Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure.  The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other purposes.

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

In areas where we conduct collection operations remote from one of our landfills, we often pursue the acquisition or development of transfer stations.  Transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility in each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.  The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2007, 2006 and 2005.

	2007		2006		2005
Alabama	3		3		2
Arkansas	2	(1)	2	(1)	2	(1)
Florida	4		5		3
Kansas	1		—		—
Missouri	7	(1)	8	(1)	8	(1)
North Carolina	3		3		3
South Carolina	1		1		1
Texas	2		2		2
Total	23		24		21

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

Landfills

As of December 31, 2007, we owned 24 non-hazardous solid waste landfills in 11 states, two of which, though fully permitted, have not yet commenced operations.  The following table sets forth certain information as of December 31, 2007 for each of our landfills.  The table does not include information for the landfills acquired after December 31, 2007 as discussed in “—Acquisition History After Our Initial Public Offering” above.

Landfill	Location	Permitted Waste	Permitted Capacity (1) (Cu. Yds)	Probable Expansion Capacity (2) (Cu. Yds)	Total Capacity (3) (Cu. Yds)	Remaining Permitted Life (4) (Years)		Total Remaining Life (3)(4) (Years)
Oak Grove	Arcadia, KS	MSW	6,578,601	24,524,000	31,102,601	30.0		141.6
Black Oak	Hartville, MO	MSW	6,828,981	—	6,828,981	13.7		13.7
Central Missouri	Sedalia, MO	MSW	5,992,600	3,452,341	9,444,941	22.1		34.8
Eagle Ridge	Bowling Green, MO	MSW	2,926,152	16,335,000	19,261,152	14.2		93.5
Rolling Meadows	Hazen, AR	MSW	4,531,051	9,800,000	14,331,051	33.1		104.6
Union County	El Dorado, AR	MSW	3,890,786	496,100	4,386,886	22.8		25.7
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A	(5)	N/A	(5)
Fort Bend	Houston, TX	MSW	46,334,606	15,861,754	62,196,360	59.0		79.2
Pauls Valley	Oklahoma City, OK	MSW	7,238,951	—	7,238,951	111.4		111.4
Sooner	Oklahoma City, OK	MSW	1,793,834	3,649,284	5,443,118	19.2		58.2
Bondad	Durango, CO	MSW	3,017,852	—	3,017,852	32.9		32.9
Hardy Road	Houston, TX	C&D	6,289,599	—	6,289,599	11.8		11.8
Greenbelt	Houston, TX	C&D	5,776,390	1,400,000	7,176,390	16.7		20.7
Ralston Road	Houston, TX	C&D	740,834	2,220,739	2,961,573	1.9		7.7
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A	(5)	N/A	(5)
Shiloh	Travelers Rest, SC	C&D	1,369,763	1,575,683	2,945,446	9.6		20.7
Yarnell	Knoxville, TN	C&D	1,122,968	—	1,122,968	13.6		13.6
Blount	Trafford, AL	C&D	4,634,996	38,839,568	43,474,564	19.0		178.5
Fines	Alpine, AL	C&D/Industrial	922,179	7,096,062	8,018,241	8.2		71.0
High Point	High Point, NC	C&D	4,100,787	—	4,100,787	31.4		31.4
Raleigh	Raleigh, NC	C&D	7,265,471	6,612,722	13,878,193	29.5		56.4
DeSoto	Arcadia, FL	C&D	5,402,478	20,024,569	25,427,047	17.8		83.7
Fort Meade	Ft Meade, FL	C&D	4,563,031	3,635,910	8,198,941	14.6		26.3
Northeast	Oklahoma City, OK	C&D	4,655,924	—	4,655,924	13.5		13.5
Total			149,966,837	155,523,732	305,490,569	24.8		55.9

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

As indicated in the table above, as of December 31, 2007, 11 of our landfills were permitted to accept municipal solid waste.  The remaining 13 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials.  All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

Based on remaining permitted capacity (including probable expansions) as of December 31, 2007 and projected annual disposal volumes, the average remaining landfill life of our 22 operating landfills at December 31, 2007 was approximately 55.9 years.  Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits.  We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill.  In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity.  Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.  We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

We are currently seeking to expand permitted capacity at several of our landfills.  The table above includes a column reflecting expansions that we believe to be “probable” based on various estimates and assumptions.  For a description of how we make determinations whether permit expansion is probable, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” and Note 1(f) to our Consolidated Financial Statements.  However, we note that we may not be able to obtain permits for expansions, including expansions that we considered to be probable.  Therefore, the average remaining landfill life of our 22 operating landfills as of December 31, 2007 may not be 55.9 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.  Please read “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

Available Airspace

The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2007, 2006 and 2005.  The table does not include airspace activity for the landfill acquired after December 31, 2007 as discussed in “—Acquisition History After Our Initial Public Offering” above.

	Balance as of December 31, 2006	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31,2007
Permitted airspace:
Cubic yards (in thousands)	95,676	—	53,222	7,036	(5,456)	(511)	149,967
Number of sites	20	—	4	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	127,409	8,604	26,547	(7,036)	—	—	155,524
Number of sites	12	1	3	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	223,085	8,604	79,769	—	(5,456)	(511)	305,491
Number of sites	20		4				24

	Balance as of December 31, 2005	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31,2006
Permitted airspace:
Cubic yards (in thousands)	92,583	—	3,171	5,204	(4,806)	(476)	95,676
Number of sites	19	—	1	—	—	—	20
Expansion airspace:
Cubic yards (in thousands)	86,266	46,262	—	(5,204)	—	85	127,409
Number of sites	12	3	—	(3)	—	—	12
Total available airspace:
Cubic yards (in thousands)	178,849	46,262	3,171	—	(4,806)	(391)	223,085
Number of sites	19		1				20

	Balance as of December 31, 2004	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31,2005
Permitted airspace:
Cubic yards (in thousands)	73,109	—	23,923	—	(3,854)	(595)	92,583
Number of sites	14	—	5	—	—	—	19
Expansion airspace:
Cubic yards (in thousands)	39,986	—	46,138	—	—	142	86,266
Number of sites	8	—	4	—	—	—	12
Total available airspace:
Cubic yards (in thousands)	113,095	—	70,061	—	(3,854)	(453)	178,849
Number of sites	14		5				19

We perform periodic engineering reviews of our landfill capacity.  Based on these reviews, there may be changes in the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the amount of waste that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually and are based on a number of factors, including site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; and depth of underlying waste. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement and utilization of alternative daily cover; and increasing initial compaction through improved landfill equipment, operations and training.

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

As of December 31, 2007, we obtained performance bonds in an aggregate amount of approximately $51.9 million and letters of credit in an aggregate amount of approximately $10.4 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations.  For a description of the surety bonds and letter of credit commitments we had in place as of December 31, 2007, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Commitments.”  If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits.  Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”

Competition

The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources.  The industry presently includes three large, publicly-held, national waste companies, Waste Management, Inc., Allied Waste Industries, Inc., and Republic Services, Inc., as well as other public and privately-held waste companies.  As indicated above in “Business—Industry Overview,” we believe that these three companies account for approximately 57% of the estimated $52 billion of annual revenue generated by the industry.  Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

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

The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations.  Intense competition exists not only for collection, transfer and disposal volume but also for acquisition candidates.  We generally compete for acquisition candidates with publicly-owned waste management companies, private equity backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources.  Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

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

Employees

As of December 31, 2007, we had approximately 1,088 full-time employees.  A group of 17 employees at one of our locations is represented by a union.  In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  We have not experienced a significant work stoppage, and we believe our relations with our employees are good.

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

As of December 31, 2007, we had approximately $109.4 million of goodwill and other intangible assets, representing approximately 25.6% of our total assets.  If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill.  We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value.  Any such charge would reduce our assets and earnings.

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

Our acquisition strategy could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  In connection with the restructuring of our long-term debt in July 2006, we entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR.  With the placement of this swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on the unused portion of up to $150 million of our credit facility.  As of December 31, 2007, $118.7 million was subject to the effect of the swap agreement.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.2 million annually while a 100 basis point decrease in interest rates would result in $1.2 million in swap expense, in addition to any mark to market effect on the fair value of the swap.  The decrease in interest rates that began in September 2007 reduced our cash flow and increased our interest expense by $0.5 million in 2007.  Based on the three-month LIBOR rates in effect at December 31, 2007 and continuing into 2008, we anticipate that the interest rate swap will have a greater impact on our financial results in 2008.  Considering the rates in effect at December 31, 2007 and the current rates, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $3.2 million in 2008.

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

The price and supply of fuel needed to run our collection and transfer trucks and our landfill equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns.  During 2007 and 2006, we experienced increases in the cost of diesel fuel as a percentage of revenue of 7.0% and 6.5%, respectively.  Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations.  Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.

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

Our industry is highly competitive.  We compete with large companies and municipalities, many of which have greater financial and operational resources.  The non-hazardous solid waste collection and disposal industry is led by three large national, publicly-traded waste management companies that we believe account for approximately 57% of the estimated $52 billion of annual industry revenue.  The industry also includes numerous regional and local companies.  Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal.  If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

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

Labor unions have in the past attempted to organize our employees, and these efforts will likely continue in the future.  At its 2003 national meeting, the International Brotherhood of Teamsters announced that our industry is one in which it will begin focusing its efforts.  In March 2001, a group of employees chose to be represented by a union, and we negotiated a collective bargaining agreement with them which expired on March 3, 2006.  In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  As of December 31, 2007, there were 17 employees in that group.  Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

For the year ended December 31, 2007, approximately $2.5 million, or 1.3%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed.  These operations could increase in the future.  Some states have imposed restrictions on collection routes and disposal locations.  Our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste.  If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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

As of March 1, 2008,

•
Ares Corporate Opportunities Fund II L.P (Ares) held preferred shares convertible into our common stock  at a price of $9.60 per share.  The preferred shares carry a 5% payment-in-kind (PIK) dividend payable semi-annually.  As of March 1, 2008, the preferred shares were immediately convertible into 8,452,835 shares of our common stock (representing approximately 32.7% of the outstanding common stock on a post-conversion basis).  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which based on the currently outstanding shares would represent approximately 36.5% of the post-conversion shares outstanding.  In the event that one of the “acceleration events”, including a change of control transaction, were to occur prior to the end of the fifth year, dividends would accelerate so that a total of five years of dividends will have been paid.  Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Private Placement of Preferred Stock” for a description of the various arrangements with Ares.

•	Our executive officers, directors and their related entities owned or controlled approximately 14.0% of the outstanding shares of our common stock.

•
The Esping Family and other related entities beneficially owned approximately 12.3% of our common stock.  Additionally, these entities continue to own approximately 60.2% of the equity interests of Waste Corporation of America, LLC, our former parent and a privately-held solid waste company with which we have had various arrangements and from which we have acquired operations in Florida and Colorado.  Mr. Ballard O. Castleman, who is a member of our board of directors, has an ownership position in and is employed by such entities.

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

As of March 1, 2008, we had approximately $199.0 million of consolidated total indebtedness outstanding and approximately $132.6 million of additional borrowing capacity available under our credit agreement.

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

Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders.  As of December 31, 2007, we owned and/or operated 24 landfills, 27 collection operations and 23 transfer stations/MRFs.  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  We also operated but did not own two of the transfer stations as of December 31, 2007.   For a description of our landfills, please read “Business—Our Operations—Landfills.”

Item 3.  Legal Proceedings.

Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “WCAA.”  As of March 1, 2008, there were approximately 111 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2006
First Quarter	$7.90	$6.52
Second Quarter	$8.25	$6.36
Third Quarter	$8.20	$5.51
Fourth Quarter	$8.05	$5.65

2007
First Quarter	$8.29	$6.33
Second Quarter	$9.30	$7.50
Third Quarter	$9.00	$7.06
Fourth Quarter	$8.17	$5.58

2008
First Quarter (through March 4, 2008)	$7.95	$5.99

On March 4, 2008, the closing sales price of our common stock was $6.14.

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

Purchases of Equity Securities by Company and Affiliates

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2007	163 (1)	$7.84	—	—
November 1 - November 30, 2007	150 (1)	$6.58	—	—
December 1 - December 31, 2007	—	—	—	—
Total	313 (1)	$7.23	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report except 2003 and 2004 (in thousands except per share data).  The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenue	$184,940	$149,497	$114,143	$73,461	$64,226
Expenses:
Cost of services (1),(2)	121,853	95,991	73,933	50,387	41,666
Depreciation and amortization	24,234	19,070	14,795	8,828	7,812
General and administrative (3)	12,768	11,010	8,311	16,283	5,142
Total expenses	158,855	126,071	97,039	75,498	54,620
Operating income (loss)	26,085	23,426	17,104	(2,037)	9,606
Other income (expense):
Interest expense, net (2)	(17,259)	(15,632)	(10,366)	(4,453)	(5,220)
Write-off of deferred financing costs and debt discount (4)	—	(3,240)	(1,308)	(618)	—
Net gain on terminated interest rate swap	—	3,980	—	—	—
Unrealized loss on interest rate swap	(3,948)	(3,393)	—	—	—
Other income (expense), net	387	192	286	268	28
Other income (expense)	(20,820)	(18,093)	(11,388)	(4,803)	(5,192)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,265	5,333	5,716	(6,840)	4,414
Income tax (provision) benefit	(2,343)	(2,313)	(2,248)	2,476	(1,753)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,922	3,020	3,468	(4,364)	2,661
Discontinued operations, net of tax	—	—	—	—	93
Income (loss) before cumulative effect of change in accounting principle	2,922	3,020	3,468	(4,364)	2,754
Cumulative effect of change in accounting principle, net of tax (5)	—	—	—	—	2,324
Net income (loss)	2,922	3,020	3,468	(4,364)	5,078
Accrued payment-in-kind dividend on preferred stock	(3,876)	(1,603)	—	—	—
Net income (loss) available to common stockholders	$(954)	$1,417	$3,468	$(4,364)	$5,078
Per Share Data — basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$0.19	$0.22	$(0.38)	$0.33
Discontinued operations, net of tax	—	—	—	—	0.01
Income (loss) before cumulative effect of change in accounting principle	0.18	0.19	0.22	(0.38)	0.34
Cumulative effect of change in accounting principle net of tax	—	—	—	—	0.29
Net income (loss)	0.18	0.19	0.22	(0.38)	0.63
Accrued payment-in-kind dividend on preferred stock	(0.24)	(0.10)	—	—	—
Net income (loss) available to common stockholders	$(0.06)	$0.09	$0.22	$(0.38)	$0.63

Weighted average shares outstanding — basic	16,460	16,360	15,579	11,599	8,000
Weighted average shares outstanding — diluted	16,460	16,385	15,641	11,599	8,000
Other Financial Data:
Capital expenditures	$29,158	$29,110	$18,003	$14,589	$7,721

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Property and equipment, net	$270,384	$207,441	$186,299	$90,521	$70,726
Total assets	426,723	371,249	291,538	163,767	116,685
Current maturities of long-term debt	699	916	1,910	1,429	4,004
Long-term debt, less current maturities and discount	198,149	165,958	174,353	71,814	78,696
Total stockholders’ equity	170,364	167,779	91,707	74,573	18,567

(1)
We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. (WMI) in 2000. All remaining prepaid disposal rights with WMI were fully utilized in 2007. Additionally in each of the years 2007, 2006 and 2005, we paid $1,000 to acquire prepaid disposal rights at a Texas landfill from Waste Services, Inc. (WSI). At the time we acquired the landfill from WSI in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given. During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, we recorded $1,037, $2,383, $1,834, $377 and $302, respectively, for the use of such disposal rights as a component of cost of services. Please read note 3 to our consolidated financial statements. Prior to August 2003, we utilized the prepaid disposal rights in our west Texas operations, which we sold during 2003 and are reflected as discontinued operations. During the year ended December 31, 2003, we utilized $1,307 of prepaid disposal rights in discontinued operations.

(2)
We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, we have recorded $483, $284, $159, $257 and $207, respectively, as a non-cash component of cost of services for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting and the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)
General and administrative expenses include stock-based compensation expense of $1,977, $1,118, $509, $11,532 and $1,220 during the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The stock-based compensation expense during the years ended December 31, 2007, 2006 and 2005 includes earned compensation of $1,765, $1,118 and $509, respectively, under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan. In addition, the compensation expense of $212 during the year ended December 31, 2007 relates to the stock portion of the executive bonus plan.  The stock-based compensation expense during the years ended December 31, 2004 and 2003 represents a compensation charge in connection with stock options outstanding as of December 31, 2003. Prior to an internal reorganization in 2004 described in note 1 to our consolidated financial statements, our predecessor and former parent had options and warrants outstanding. As part of an internal reorganization with us and our predecessor and former parent, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and subsequent issuance of common stock in 2004.

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

	2007		2006		2005
	$	%	$	%	$	%
Collection:
Residential	$41,647	22.5%	$25,385	17.0%	$19,128	16.8%
Commercial	19,069	10.3%	15,876	10.6%	13,847	12.1%
Roll-off	53,501	28.9%	44,539	29.8%	36,811	32.2%
Total collection	114,217	61.7%	85,800	57.4%	69,786	61.1%
Disposal	70,797		60,767		48,817
Less intercompany	26,994		21,701		18,215
Disposal, net	43,803	23.7%	39,066	26.1%	30,602	26.8%
Transfer and other	40,986		37,872		24,309
Less intercompany	14,066		13,241		10,554
Transfer and other, net	26,920	14.6%	24,631	16.5%	13,755	12.1%
Total revenue	$184,940	100.0%	$149,497	100.0%	$114,143	100.0%

2007 Financial Objectives

We anticipated 2007 to be a year with mixed operating results which included strong increases in revenue and EBITDA and a decrease in earnings per share prior to the effect of potential acquisitions as a result of a higher average interest rate on our new borrowings and a 5% PIK preferred dividend.  We also expected to selectively invest at least $100 million on acquisitions and other growth opportunities during 2007.

2007 Business Performance

During 2007, our revenue was $184.9 million, which represents a 23.7% increase over 2006.  Our operating income in 2007 was $26.1 million, a 11.4% increase over 2006.  Net income (loss) available to common stockholders for 2007 was $(1.0) million, or $(0.06) per share, compared to $1.4 million, or $0.09 per share, for 2006.  EBITDA for the year was $50.7 million, an increase of 18.8% over 2006.  We recognized unrealized losses on the interest rate swap agreement of $2.4 million and $2.1 million (net of tax) in 2007 and 2006, respectively.  Our net income in 2006 also included a realized gain of $2.5 million (net of tax) from the termination of our old interest rate swap agreement and a charge of $2.0 million (net of tax) for the write-off of deferred financing costs and debt discount due to the restructuring of our long-term debt.  Excluding the impact of interest rate swap agreements and the write-off of deferred financing costs and debt discount, net income available to common stockholders for 2007 was $1.4 million, or $0.09 per share, compared to $3.1 million, or $0.19 per share, for 2006.

Our interest expense in 2007 was impacted by the existence of our interest rate swap arrangement with Comerica.  Our swap agreement resulted in limiting the underlying base interest rate for $150 million of our debt to 5.64% plus any applicable margin.  However, with the reduction in interest rates that began in September 2007, we were obligated to fund the difference between 5.64% and the market rate for three-month floating rate LIBOR.  This reduced our cash flow and increased our interest expense by $0.5 million in 2007.  Based on the three-month LIBOR rates in effect at December 31, 2007 and continuing into 2008, we anticipate that the interest rate swap will have a greater impact on our financial results in 2008.  Considering the rates in effect at December 31, 2007 and the current rates, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $3.2 million in 2008.

During 2007, the total PIK dividend on preferred stock was $3.9 million.  Assuming no acceleration event occurs, we will reflect the following PIK preferred dividend in years 2008 through 2011 (dollars in thousands):

2008	2009	2010	2011
$4,076	$4,278	$4,501	$2,672

We invested approximately $103.7 million on a combination of newly acquired companies and similar expansion and growth expenditures, including $92.8 million of cash and $5.0 million of other assets given in the 10 acquisitions in 2007 and $2.0 million of cash in the acquisition of Sunrise Disposal, LLC on December 28, 2006.  The remaining $3.9 million was related to initial capital expenditures associated with these acquisitions.  Our 2008 goals include the investment of $60 million in such transactions.  As of December 31, 2007, we had approximately $133.3 million available under our existing credit facility.  We believe that our available capacity will enable us to accomplish our investment goals in 2008.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (in thousands):

	2007	2006	2005
Total EBITDA	$50,706	$42,688	$32,185
Depreciation and amortization	(24,234)	(19,070)	(14,795)
Interest expense, net	(17,259)	(15,632)	(10,366)
Write-off of deferred financing costs and debt discount	—	(3,240)	(1,308)
Net gain on terminated interest rate swap	—	3,980	—
Unrealized loss on interest rate swap	(3,948)	(3,393)	—
Income tax provision	(2,343)	(2,313)	(2,248)
Accrued payment-in-kind dividend on preferred stock	(3,876)	(1,603)	—
Net income (loss) available to common stockholders	$(954)	$1,417	$3,468

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

We capitalize third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs.  We expense indirect acquisition costs, such as salaries, commissions and other corporate services, as we incur them.  We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.  As of December 31, 2007, we had $0.1 million of capitalized costs relating to pending acquisitions.

The integration expenses associated with our acquisitions include expenses related to: (i) incorporating newly-acquired truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system.  In the short-term, as expected, the cost of acquiring and integrating companies will continue to put pressure on operating results.  While some synergies from tuck-in acquisitions can take as long as 12 months to be realized, we have integrated all of our completed acquisitions to date into our existing operations.

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

We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility entered into in July 2006.  We may also issue additional debt, and/or additional equity, including common stock or preferred stock, in connection with acquisitions.  Our 2008 goals include the investment of $60 million in combined newly acquired companies and similar expansion and growth expenditures.  As of December 31, 2007, we had approximately $133.3 million available under our existing credit facility.  We believe that our available capacity will enable us to accomplish our investment goals in 2008.

Since completing our initial public offering in June 2004 through the year ended December 31, 2007, we have completed 31 acquisitions.  The purchase price for these acquisitions consisted of approximately $225.4 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.  The note receivable was a $10.5 million non-interest bearing promissory note with payments to us in the amount of $125,000 per month for 84 months through June 2014.

We completed 10 acquisitions during the year ended December 31, 2007.  Total consideration for these acquisitions included $92.8 million of cash, $1.3 million of prepaid airspace, $1.6 million of convertible debt, a transfer station and collection operations in Fort Myers, Florida, less a note receivable valued at $7.2 million.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.

The following sets forth additional information regarding the acquisitions since our initial public offering through December 31, 2007:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	II	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	IV	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	IV	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	IV	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	IV	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	III	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	III	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	III	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	V	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	III	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	III	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	III	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	V	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	V	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	V	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	IV	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	IV	October 1, 2007	Collection

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

After giving effect to these transactions, at December 31, 2007, we owned and/or operated a total of 24 landfills, 27 collection operations and 23 transfer stations/MRFs, had approximately 395 routes and handled approximately 14,000 landfill tons per day at our landfills.

On January 2, 2008, we purchased certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc.  The purchase price for this acquisition was approximately $0.3 million of cash.  Together with this acquisition, we have made 32 acquisitions totaling $112.0 million in estimated annual “run rate” revenue since completing our initial public offering in June 2004, and own and/or operate 24 landfills, 27 collection operations and 23 transfer stations/ MRFs.

For a description of our accounting for acquisitions and acquisition-related expenses, please read “—Executive Overview—Other Considerations” above and notes 1 and 3 to the consolidated financial statements.  After an acquisition is completed, we incur integration expenses related to (i) incorporating newly-acquired truck fleets into our preventative maintenance program, (ii) the testing of new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) conversion of customers to our billing system.  We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition.  Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.

In the discussion below, we provide estimates as to the factors that impacted revenue growth during the years ended December 31, 2007 and 2006 over the previous comparable years, respectively.  Such estimates represent our best judgment as to the revenue growth attributable from operations acquired during period described versus revenue growth attributable to other factors on a consolidated basis.  For this purposes, we develop estimates based on comparisons of operating results for different periods, information from acquired companies, records concerning pricing in various markets and records concerning volumes at different periods, among other information.  As indicated above, over time acquired operations become integrated with our other operations so that revenues cannot be directly traced or sourced to any given acquisition.  Customer additions and turnover, combinations of any adjustments to routes, alterations in safety and quality standards, sales and marketing for the integrated operation, and a variety of other factors influence revenues and other operating results for the combined operations.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the years ended December 31, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Year ended December 31, 2007:
Revenue	$52,543	$63,022	$29,188	$21,672	$18,515	$—	$184,940	100.0
Cost of services	35,040	40,266	18,964	13,084	14,499	—	121,853	65.9
Depreciation and amortization	5,261	6,746	4,668	4,095	3,030	434	24,234	13.1
General and administrative	3,945	3,641	2,516	1,598	380	688	12,768	6.9
Operating income (loss)	$8,297	$12,369	$3,040	$2,895	$606	$(1,122)	$26,085	14.1
Year ended December 31, 2006:
Revenue	$48,849	$44,383	$31,635	$20,867	$3,763	$—	$149,497	100.0
Cost of services	35,260	27,238	17,606	12,916	2,971	—	95,991	64.2
Depreciation and amortization	4,837	4,912	4,806	3,474	694	347	19,070	12.7
General and administrative	3,490	2,204	2,005	1,460	308	1,543	11,010	7.4
Operating income (loss)	$5,262	$10,029	$7,218	$3,017	$(210)	$(1,890)	$23,426	15.7
Increase/(decrease) in 2007 compared to 2006:
Revenue	$3,694	$18,639	$(2,447)	$805	$14,752	$—	$35,443
Cost of services	(220)	13,028	1,358	168	11,528	—	25,862
Depreciation and amortization	424	1,834	(138)	621	2,336	87	5,164
General and administrative	455	1,437	511	138	72	(855)	1,758
Operating income (loss)	$3,035	$2,340	$(4,178)	$(122)	$816	$768	$2,659

Revenue.  Total revenue for the year ended December 31, 2007 increased $35.4 million, or 23.7%, to $184.9 million from $149.5 million for the year ended December 31, 2006.  Our growth in revenue between the years has been primarily driven by acquisitions.  We estimated that acquisitions contributed $25.1 million of the increase while internal volume growth contributed $5.2 million, operational price increases contributed $3.8 million, and pricing from fuel surcharges added $1.3 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The estimated revenue increase of $18.6 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station during 2007.  We estimated that our acquisition of Oklahoma operations in Region V contributed $13.9 million of the increase in revenue during the year ended December 31, 2007.  The $3.7 million increase in estimated revenue in Region I was caused by price increases, and volume growth from the two tuck-in acquisitions completed in late 2006 and early 2007.  The estimated revenue in Region III decreased $4.0 million as a result of general market conditions in Florida and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  Revenue increases in Alabama (Region III), Region IV and Colorado/New Mexico (Region V) were mainly related to price increases in order to compensate higher operating costs.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisition Strategy Overview” above.

Cost of services.  Total cost of services for the year ended December 31, 2007 increased $25.9 million, or 26.9%, to $121.9 million from $96.0 million for the year ended December 31, 2006.  We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, fuel and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II and Region V experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region II had an estimated $13.0 million increase in cost of services due to the rapid growth of Texas residential collection operations and the acquisition at the end of June 2007.  More employees and vehicles were added, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to our recently-acquired landfill.  The estimated $11.5 million increase in cost of services in Region V was primarily attributed to the acquisition of Oklahoma operations during 2007.  Cost of services in Region I decreased while revenue increased mainly due to the reduction in fleet maintenance costs and the partial recovery of charges incurred last year related to damage caused by a third party blasting rock near one of our landfills.  Cost of services in Region III increased while revenue decreased mainly as a result of three factors: (i) landfill disposal revenue from Fort Myers Transfer Station was eliminated after we acquired the transfer station during the third quarter of 2006 while the operating costs of the transfer station remained in cost of services, causing an imbalance between revenue and cost of services; (ii) certain costs are semi-fixed and do not decrease proportionally with decreases in revenue; and (iii) operating costs in Alabama increased due to the increase in revenue.  For more information on the factors affecting our estimates, please see “—Executive Overview —Acquisition Strategy Overview” above.

Overall cost of services increased to 65.9% of revenue for the year ended December 31, 2007 from 64.2% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel and vehicle-related costs, and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 6.5% for the year ended December 31, 2006 to 7.0% for the year ended December 31, 2007.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2007 increased by 27.1% to $24.2 million from $19.1 million for the year ended December 31, 2006.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative.  Total general and administrative expense increased $1.8 million, or 16.0%, to $12.8 million for the year ended December 31, 2007 from $11.0 million for the year ended December 31, 2006.  The increase was primarily attributable to payroll-related costs, legal expenses and franchise taxes.  The general and administrative expense also included a $0.9 million increase in stock-based compensation expense related to the stock portion of the executive bonus plan and earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  Overall, general and administrative expenses remained round 7% of revenue in each of the years presented.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,
	2007		2006
Operating income	$26,085	14.1%	$23,426	15.7%

Interest expense, net	(17,259)	(9.3)	(15,632)	(10.5)
Write-off of deferred financing costs and debt discount	—	—	(3,240)	(2.2)
Net gain on terminated interest rate swap	—	—	3,980	2.7
Unrealized loss on interest rate swap	(3,948)	(2.1)	(3,393)	(2.3)
Other income, net	387	0.2	192	0.1
Income tax provision	(2,343)	(1.3)	(2,313)	(1.5)
Accrued payment-in-kind dividend on preferred stock	(3,876)	(2.1)	(1,603)	(1.1)
Net income (loss) available to common stockholders	$(954)	(0.5)%	$1,417	0.9%

Interest expense, net.  Interest expense, net for the year ended December 31, 2007 increased by 10.4%, to $17.3 million from $15.6 million for the year ended December 31, 2006.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  In addition, the average interest rate was higher in 2007 as we had our 9.25% senior notes for the entire year of 2007 compared to less than six months in 2006.  The average interest rate prior to the issuance of our senior notes was between 8.0% and 8.5%.

Write-off of deferred financing costs and debt discount.  The $3.2 million write-off of deferred financing costs and debt discount in 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.

Net gain on terminated interest rate swap.  With the restructuring of our long-term debt and the termination of the interest rate swap in July 2006, we realized $4.0 million from the swap counter-party.  We recorded a $3.7 million unrealized gain in the second quarter of 2006 for the fair value of the swap agreement as of June 30, 2006.  During the third quarter of 2006, we realized the entire gain of $4.0 million related to the interest rate swap agreement, with an additional $0.3 million recognized in earnings during the quarter.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Unrealized loss on interest rate swap.  The $3.9 million loss for the year ended December 31, 2007 was attributable to the recognition of the unrealized loss as of December 31, 2007 of the interest rate swap agreement we entered into in July 2006.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations as a non-cash gain or loss.  If, in the future, we have significant outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.  The $3.4 million loss for the year ended December 31, 2006 was attributable to the recognition of the unrealized loss as of December 31, 2006 of the interest rate swap we entered into in July 2006.

Income tax provision.  Income tax provision for the year ended December 31, 2007 as a percentage of pre-tax income was 44.5% as compared to 43.4% for the year ended December 31, 2006.  The increase in tax rate primarily relates to the impact of certain non-deductible permanent items in the current year.

Accrued payment-in-kind dividend on preferred stock.  The $3.9 million and $1.6 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from January 1, 2007 to December 31, 2007 and from its date of issuance (July 27, 2006) to December 31, 2006, respectively.  Please read “—Liquidity and Capital Resources—Private Placement of Preferred Stock.”

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico) for the years ended December 31, 2006 and 2005 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Year ended December 31, 2006:
Revenue	$48,849	$44,383	$31,635	$20,867	$3,763	$—	$149,497	100.0
Cost of services	35,260	27,238	17,606	12,916	2,971	—	95,991	64.2
Depreciation and amortization	4,837	4,912	4,806	3,474	694	347	19,070	12.7
General and administrative	3,490	2,204	2,005	1,460	308	1,543	11,010	7.4
Operating income (loss)	$5,262	$10,029	$7,218	$3,017	$(210)	$(1,890)	$23,426	15.7
Year ended December 31, 2005:
Revenue	$44,480	$38,166	$13,664	$17,833	$—	$—	$114,143	100.0
Cost of services	30,626	23,496	9,531	10,280	—	—	73,933	64.8
Depreciation and amortization	4,653	4,649	2,552	2,811	—	130	14,795	13.0
General and administrative	2,648	1,916	912	927	—	1,908	8,311	7.2
Operating income (loss)	$6,553	$8,105	$669	$3,815	$—	$(2,038)	$17,104	15.0
Increase/(decrease) in 2006 compared to 2005:
Revenue	$4,369	$6,217	$17,971	$3,034	$3,763	$—	$35,354
Cost of services	4,634	3,742	8,075	2,636	2,971	—	22,058
Depreciation and amortization	184	263	2,254	663	694	217	4,275
General and administrative	842	288	1,093	533	308	(365)	2,699
Operating income (loss)	$(1,291)	$1,924	$6,549	$(798)	$(210)	$148	$6,322

Revenue.  Total revenue for the year ended December 31, 2006 increased $35.4 million, or 31.0%, to $149.5 million from $114.1 million for the year ended December 31, 2005.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $22.1 million of the increase while internal volume growth contributed $7.5 million of the increase.  Price increases contributed $2.8 million, and pricing from fuel surcharges added $3.0 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions which can be analyzed individually.  As previously indicated in “—Executive Overview —Acquisition Strategy Overview”, each region except Region II reflected one or more acquisitions in either 2005 or 2006.  These acquisitions were the key factors leading to the revenue growth in these regions.  Our largest acquisition since late 2005 was in Florida (Region III) which reflected the largest increase in revenue.  We believe that the majority of the growth in Region II can be attributed to volume increases primarily associated with new collection and hauling contracts in our Texas residential operations.

Cost of services.  Total cost of services for the year ended December 31, 2006 increased $22.1 million, or 29.8%, to $96.0 million from $73.9 million for the year ended December 31, 2005.  We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth such as labor, insurance, fuel, disposal, repairs and maintenance costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, each of our regions experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region III reflects the largest acquisition since late 2005 and thus the largest increase of cost of services from the prior year.  Other than Region I, the cost of service margin remained consistent.  The cost of services in Region I was negatively impacted by a liner damaged by a third party in 2006 which led to repair costs and higher transportation costs for rerouting the waste stream.  The impact of these losses totaled $0.4 million in 2006.  Other regions were also impacted by increased costs associated with acquisitions as outlined.  Furthermore, certain operating costs increased as a percentage of revenue across all regions.

Overall cost of services decreased to 64.2% of revenue from 64.8% last year.  Reductions in operating costs as a percentage of revenue were achieved related to certain licenses and fees, landfill site expenses and field administrative costs which are semi-fixed and do not increase proportionally with revenue.  Fuel costs as a percentage of revenue remained consistent at 6.5% for the years ended December 31, 2006 and 2005.  While our fuel surcharges continue to cover a portion of the increase in fuel costs, fuel costs have a dilutive effect on operating margins.  Other than volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2006 increased $4.3 million, or 28.9%, to $19.1 million from $14.8 million for the year ended December 31, 2005.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative.  Total general and administrative expense increased $2.7 million, or 32.5%, to $11.0 million for the year ended December 31, 2006 from $8.3 million for the year ended December 31, 2005.  The increase was primarily attributable to increases in payroll-related costs, insurance costs and the write-off of acquisition costs as well as costs associated with operating the company airplane, partially offset by a reduction in legal expenses.  The general and administrative expense also included a $0.6 million increase in stock-based compensation expense recognized in each year related to earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  Overall, general and administrative expenses remained just under 7.5% of revenue in each of the periods presented.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Years Ended December 31,
	2006		2005
Operating income	$23,426	15.7%	$17,104	15.0%

Interest expense, net	(15,632)	(10.5)	(10,366)	(9.1)
Write-off of deferred financing costs and debt discount	(3,240)	(2.2)	(1,308)	(1.1)
Net gain on terminated interest rate swap	3,980	2.7	—	—
Unrealized loss on interest rate swap	(3,393)	(2.3)	—	—
Other income, net	192	0.1	286	0.2
Income tax provision	(2,313)	(1.5)	(2,248)	(2.0)
Accrued payment-in-kind dividend on preferred stock	(1,603)	(1.1)	—	—
Net income available to common stockholders	$1,417	0.9%	$3,468	3.0%

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

We implemented a capital plan in 2006, consisting of the issuance of $150 million of unsecured senior notes, a $175 million revolving credit facility and $75 million of convertible preferred stock as described below.  As of December 31, 2007, we had total outstanding long-term debt of approximately $199.3 million, consisting of $150 million of senior notes, $31.3 million outstanding under our credit facilities, approximately $8.7 million of various seller notes, approximately $8.8 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.5 million of equipment notes.  This represented an increase of $32.0 million over our total debt outstanding as of December 31, 2006.  The increase in outstanding debt since December 31, 2006 was due to borrowings of $29.7 million from our revolving credit facility to finance acquisitions, borrowings of approximately $1.6 million from the swing-line feature of the credit facility to meet daily cash requirements and approximately $1.6 million of seller convertible notes from an acquisition, partially offset by repayments of tax-exempt bonds and equipment notes.  As of December 31, 2007, we had $29.7 million outstanding under the revolving credit facility, approximately $1.6 million in the swing-line feature under our credit facility and approximately $10.4 million in letters of credit secured by the credit facility, leaving $133.3 million in available capacity under the facility.  With $1.1 million cash on hand at December 31, 2007, our total capacity for potential acquisitions was approximately $134.4 million.

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

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants including, among other provisions, limitations on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  As of December 31, 2007, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

Additionally, on July 5, 2006, we entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011.  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  This credit facility replaced the previous $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent.  The revolving credit facility includes covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios.  Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  The following table highlights the revised margins:

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

Other covenants in the credit agreement limit our ability and certain of our subsidiaries to, among other things, create, incur, assume or permit to exist certain liens; make certain investments, loans and advances; enter into any sale-leaseback transactions; materially change the nature of their businesses; create, incur, assume or permit to exist certain leases; merge into or with or consolidate with any other person; sell, lease or otherwise dispose of all or substantially all of their properties or assets; discount or sell any of their notes or accounts receivable; transact business with affiliates unless in the ordinary course of business and on arm’s length basis; make certain negative pledges; or amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt.  Please read “Risk Factors—Risks Associated with Our Indebtedness.”  As of December 31, 2007, we were in compliance with all covenants under the credit facility agreement.

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

The Preferred Shares are immediately convertible at Ares’ discretion into 8,452,835 shares of our Common Stock, which would represent approximately 32.7% of the outstanding Common Stock on a post-conversion basis as of March 1, 2008.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the Preferred Shares would be convertible into approximately 10,000,661 shares of Common Stock, which, based on the currently outstanding shares, would represent approximately 36.5% of the post-conversion shares outstanding.

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

Tax-Exempt Bonds

As of December 31, 2007, we had $8.8 million of tax-exempt bonds outstanding.

Contractual Obligations

As of December 31, 2007, we had the following contractual obligations (in thousands).  The contractual obligations do not include interest payments on long-term debt due to the variable interest rates under our credit facility and the varying amounts outstanding under our credit facility during the year.  The contractual interest rate for our credit facility is the LIBOR base rate plus a stipulated margin, which also fluctuates based on our leverage ratio.  For the year ended December 31, 2007, our cash paid for interest expense was $17.2 million.  Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2007.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt principal amount outstanding (1)	$199,254	$699	$8,138	$33,887	$156,530
Closure and post-closure costs (2)	161,347	—	277	834	160,236
Operating lease	5,468	938	1,709	1,145	1,676
Note payable	4,716	4,716	—	—	—
Total	$370,785	$6,353	$10,124	$35,866	$318,442

(1)	Related interest obligations have been excluded from this maturity schedule.

(2)
The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2007, without the impact of discounting and inflation.  We believe the amount and timing of these activities are reasonably estimable.  The cost in current dollars is inflated (2.5% at December 31, 2007) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2007).  Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

Other Commitments

As of December 31, 2007, we had the following other commitments (in thousands):

	Commitment Expiration By Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financial surety bonds (1)	$51,926	$51,926	$—	$—	$—
Standby letters of credit (2)	10,441	10,441	—	—	—
Total	$62,367	$62,367	$—	$—	$—

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

(2)
We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above.  As of December 31, 2007, $4.7 million had been provided to the surety bond underwriters.  We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims.  As of December 31, 2007, we had provided $5.7 million in standby letters of credit.  All of these standby letters of credit are renewed on an annual basis.  Our commitments for standby letters of credit are not recorded in our financial statements.  The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income.  However, we currently satisfy such claims from our cash flows from operations.

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

We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.  As of December 31, 2007, we had accrued approximately $2.9 million for these claims.  If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

Cash Flows

The following is a summary of our cash balances and cash flows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cash and cash equivalents at the end of the period	$1,138	$52,207	$678
Net cash provided by operating activities	$39,606	$36,876	$19,562
Net cash used in investing activities	$(121,013)	$(36,537)	$(111,381)
Net cash provided by financing activities	$30,338	$51,190	$92,225

Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $39.6 million, $36.9 million and $19.6 million, respectively.  The changes in cash flows from operating activities are primarily due to changes in the components of working capital from year to year.  Other items impacting operating cash flows include depreciation and amortization, write-off of deferred financing costs and debt discount, interest rate swap, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses.  Additionally in 2006, we realized $4.0 million from the termination of an interest rate swap agreement.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $121.3 million, $36.7 million and $111.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The fluctuation is mainly caused by acquisitions over the years.  We spent substantially more in acquisitions in 2005 and 2007.  During 2006 we reduced our pace for acquisitions and focused on implementing a new capital plan to provide us with more funds to pursue future acquisitions.  On the other hand, capital expenditures related to our existing operations remained steady as our revenue grows.  We expect maintenance capital expenditures for 2008, excluding acquisitions, to be approximately 12% of our revenue.  In addition, we expect to incur additional capital expenditures for acquisitions that have further growth potential.  These expenditures, together with maintenance capital expenditures, include the cost of vehicles, heavy equipment, containers, landfill cell development and certain information systems and program improvements.  Furthermore, in connection with the execution of our acquisition strategy, we expect to make substantial capital expenditures.  Because of their nature, we cannot accurately predict the amount and timing of these acquisition expenditures.  We believe that we will have the necessary financial sources available to fund our capital expenditures and our acquisition program.  These sources include the use of borrowings under our existing credit facility, seller notes, and the issuance of new debt or equity.

Net cash provided by financing activities during the years ended December 31, 2007, 2006 and 2005 was $30.3 million, $51.2 million and $92.2 million, respectively.  Net cash provided by financing activities during the years ended December 31, 2007, 2006 and 2005 mainly includes a combination of the issuance of equity including common stock and preferred stock, the issuance of our senior notes, borrowings under our credit facilities, repayments of debt, and financing costs associated with our credit facilities in all periods.  Proceeds from financing during 2007 included the borrowings under our revolving credit facility.  Proceeds from financing during 2006 included the net proceeds from the issuance of Preferred Stock and our senior notes.  Proceeds from financing during 2005 included the net proceeds from the use of our credit facilities and seller notes.  The significant increase in net cash from investing activities in 2005 reflects the amounts borrowed related to our ongoing acquisition program.

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

Landfill Accounting

Capitalized Landfill Costs

At December 31, 2007, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2007.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of December 31, 2007, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of December 31, 2007, we have included 156 million cubic yards of expansion airspace with estimated development costs of approximately $105.1 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2007, 2006, and 2005:

	2007	2006	2005
Number of landfills owned	24	20	19
Landfill depletion and amortization expense (in thousands)	$10,483	$8,784	$6,957
Accretion expense (in thousands)	483	284	159
Closure and post-closure cost (in thousands)	513	286	—
	$11,479	$9,354	7,116
Airspace consumed (in thousands of cubic yards)	5,456	4,806	3,854
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.10	$1.95	$1.85

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

Recently Adopted and New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of SFAS No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  As a result of the implementation, we recorded $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2007, we had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.  We also recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 is effective January 1, 2008, applied prospectively.  In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities.  We do not expect SFAS No. 157 to have any effect on our consolidated financial statements, other than expanded disclosures about fair value measurements, in future reporting periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value.  All subsequent changes in fair value for the financial instrument would be reported in earnings.  By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting.  SFAS No. 159 is effective January 1, 2008.  We do not believe that the adoption of SFAS No. 159 has a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”.  SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position.  SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the impact of SFAS No. 160 on our financial position, results of operations or cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At December 31, 2007, the related floating rate was 4.60%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  The decrease in interest rates that began in September 2007 reduced our cash flow and increased our interest expense by $0.5 million in 2007.  Based on the three-month LIBOR rates in effect at December 31, 2007 and continuing into 2008, we anticipate that the interest rate swap will have a greater impact on our financial results in 2008.  Considering the rates in effect at December 31, 2007 and the current rates, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $3.2 million in 2008.  At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  If, in the future, we have outstanding borrowings that have floating interest rate payments, we will consider designating all or part of this swap agreement as a hedge.  We did not enter into the interest rate swap agreements for trading purposes.

As of December 31, 2007 and 2006, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $118.7 million.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.2 million annually while a 100 basis point decrease in interest rates would result in $1.2 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.  Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.”  The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2007 (dollars in thousands):

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total
Debt:
Senior notes	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate (a)
Revolving credit agreement	$—	$—	$—	$31,277	$—	$—	$31,277
Average interest rate (b)
Environmental Facilities Revenue Bonds	$380	$415	$455	$495	$540	$6,530	$8,815
Average interest rate (c)
Other borrowings	$319	$3,147	$4,121	$—	$1,575	$—	$9,162
Average interest rate	6.2%	5.1%	7.9%	—	5.5%	—	6.5%
Note payable	$4,716	$—	$—	$—	$—	$—	$4,716
Average interest rate	5.6%	—	—	—	—	—	5.6%

(a)	The interest rate of our senior notes is 9.25% as stipulated by the note agreement.

(b)
Borrowings under the revolving credit agreement bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate.  The applicable margin is determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  As of December 31, 2007, the interest rate in effect for the revolving credit agreement was 6.55%.

(c)
Borrowings under the Environmental Facilities Revenue Bonds bear interest at 8.50% to 9.00%.  As of December 31, 2007, the weighted average interest rate in effect for the Environmental Facilities Revenue Bonds was 8.91%.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of December 31, 2007, the fair value of these notes, based on quoted market prices, was approximately $151.9 million compared to a carrying amount of $150 million.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Our evaluation did not include evaluating the effectiveness of internal control over financial reporting relating to certain landfills, collection operations, and a transfer station in Texas and Oklahoma during 2007.  Total assets and revenues for these acquisitions represent approximately $73 million and $21 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(m) to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  Also as discussed in note 1(r) to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCA Waste Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited WCA Waste Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  WCA Waste Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

Our evaluation did not include evaluating the effectiveness of internal control over financial reporting relating to certain landfills, collection operations, and a transfer station in Texas and Oklahoma during 2007.  Total assets and revenues for these acquisitions represent approximately $73 million and $21 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

In our opinion, WCA Waste Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 5, 2008

WCA WASTE CORPORATION

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,138	$52,207
Restricted cash	351	375
Accounts receivable, net of allowance for doubtful accounts of $1,498 and $540	22,946	17,165
Deferred tax assets	3,627	1,036
Prepaid expenses and other	6,937	7,858
Total current assets	34,999	78,641

Property and equipment, net	270,384	207,441
Goodwill, net	102,112	73,546
Intangible assets, net	7,271	4,885
Deferred financing costs, net	4,610	5,429
Restricted cash — debt service reserve fund	988	973
Long-term note receivable, less current maturities	6,101	—
Other assets	258	334
Total assets	$426,723	$371,249

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,856	$7,469
Accrued liabilities and other	18,269	12,311
Note payable	4,716	3,335
Current maturities of long-term debt	699	916
Total current liabilities	33,540	24,031

Long-term debt, less current maturities and discount	198,149	165,958
Interest rate swap	4,677	2,448
Accrued closure and post-closure liabilities	6,560	3,751
Deferred tax liabilities	11,620	7,282
Other long-term liabilities	1,813	—
Total liabilities	256,359	203,470

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 805 shares; issued and outstanding 805 shares and 750 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 17,083 shares and 16,859 shares	171	169
Treasury stock	(174)	(174)
Additional paid-in capital	166,665	161,316
Retained earnings	3,694	6,460
Total stockholders’ equity	170,364	167,779
Total liabilities and stockholders’ equity	$426,723	$371,249

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenue	$184,940	$149,497	$114,143
Expenses:
Cost of services	121,853	95,991	73,933
Depreciation and amortization	24,234	19,070	14,795
General and administrative (including stock-based compensation of $1,977, $1,118 and $509, respectively)	12,768	11,010	8,311
	158,855	126,071	97,039
Operating income	26,085	23,426	17,104

Other income (expense):
Interest expense, net	(17,259)	(15,632)	(10,366)
Write-off of deferred financing costs and debt discount	—	(3,240)	(1,308)
Net gain on terminated interest rate swap	—	3,980	—
Unrealized loss on interest rate swap	(3,948)	(3,393)	—
Other income, net	387	192	286
	(20,820)	(18,093)	(11,388)

Income before income taxes	5,265	5,333	5,716
Income tax provision	(2,343)	(2,313)	(2,248)
Net income	2,922	3,020	3,468
Accrued payment-in-kind dividend on preferred stock	(3,876)	(1,603)	—
Net income (loss) available to common stockholders	$(954)	$1,417	$3,468

Net income (loss) available to common stockholders:
Earnings per share – basic	$(0.06)	$0.09	$0.22

Earnings per share – diluted	$(0.06)	$0.09	$0.22

Weighted average shares outstanding — basic	16,460	16,360	15,579

Weighted average shares outstanding — diluted	16,460	16,385	15,641

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)

							Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	$—	14,853	$149	—	$—	$72,849	$1,575	$—	$74,573
Change in accumulated loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	(431)	(431)
Issuance of common stock	—	—	1,475	14	—	—	13,574	—	—	13,588
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	204	2	—	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	509	—	—	509
Net income	—	—	—	—	—	—	—	3,468	—	3,468
Balance, December 31, 2005	—	$—	16,532	$165	—	$—	$86,930	$5,043	$(431)	$91,707
Reclassification of accumulated loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	431	431
Issuance of preferred stock, net of issuance costs of $3,107	750	8	—	—	—	—	71,885	—	—	71,893
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	1,603	(1,603)	—	—
Issuance of common stock	—	—	6	—	—	—	52	—	—	52
Repurchase of common shares	—	—	(16)	—	—	—	(124)	—	—	(124)
Equity transaction costs	—	—	—	—	—	—	(144)	—	—	(144)
Gecko holdback settlement	—	—	(18)	—	18	(174)	—	—	—	(174)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	355	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,118	—	—	1,118
Net income	—	—	—	—	—	—	—	3,020	—	3,020
Balance, December 31, 2006	750	$8	16,859	$169	18	$(174)	$161,316	$6,460	$—	$167,779
Cumulative effect of change in accounting principle (FIN 48)	—	—	—	—	—	—	—	(1,812)	—	(1,812)
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	3,876	(3,876)	—	—
Issuance of Preferred stock	55	—	—	—	—	—	—	—	—	—
Repurchase of common shares	—	—	(37)	—	—	—	(285)	—	—	(285)
Equity transaction costs	—	—	—	—	—	—	(5)	—	—	(5)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	261	2	—	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,765	—	—	1,765
Net income	—	—	—	—	—	—	—	2,922	—	2,922
Balance, December 31, 2007	805	$8	17,083	$171	18	$(174)	$166,665	$3,694	$—	$170,364

Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Net income	$2,922	$3,020	$3,468
Unrealized gain (loss) on interest rate swap, net of tax	—	431	(431)
Total comprehensive income	$2,922	$3,451	$3,037

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$2,922	$3,020	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,234	19,070	14,795
Non-cash compensation charge	1,977	1,118	509
Amortization of deferred financing costs and debt discount	897	728	587
Write-off of deferred financing costs and debt discount	—	3,240	1,308
Deferred tax provision	1,749	2,271	2,145
Accretion expense for closure and post-closure obligations	483	284	159
Gain on sale of assets	(387)	(192)	(295)
Unrealized loss on interest rate swap	3,948	3,393	—
Prepaid disposal usage	1,037	2,383	1,834
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,302)	(946)	(5,163)
Prepaid expenses and other	(1,851)	(1,308)	(2,277)
Accounts payable and other liabilities	7,899	3,815	2,492
Net cash provided by operating activities	39,606	36,876	19,562
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(92,835)	(7,600)	(93,631)
Proceeds from sale of fixed assets	376	258	317
Cost incurred on possible acquisitions	(71)	(85)	(64)
Capital expenditures	(28,483)	(29,110)	(18,003)
Net cash used in investing activities	(121,013)	(36,537)	(111,381)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	71,893	—
Proceeds from issuance of long-term debt, net of original purchase discount	—	145,669	127,500
Principal payments on long-term debt	(931)	(126,969)	(23,537)
Net change in revolving line of credit	31,277	(37,723)	(9,176)
(Increase) decrease in restricted cash	9	14	(208)
Equity transaction costs	(5)	(144)	—
Deferred financing costs	(12)	(1,550)	(2,354)
Net cash provided by financing activities	30,338	51,190	92,225
Net change in cash and cash equivalents	(51,069)	51,529	406
Cash and cash equivalents at beginning of period	52,207	678	272
Cash and cash equivalents at end of period	$1,138	$52,207	$678

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Supplemental cash flow information:
Cash paid during the year for:
Interest	$17,224	$15,758	$9,452
Taxes	105	315	—

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	4,721	7,570	239
Acquisitions of operations, net of divestitures:
Restricted cash	—	417	737
Accounts receivable	2,479	92	1,925
Prepaid expenses and other	(1,265)	88	29
Long-term note receivable, including current maturities	7,200	—	—
Property and equipment, net	55,201	10,739	91,674
Goodwill	28,566	1,091	24,945
Intangible assets	2,944	157	2,252
Debt and liabilities issued or assumed, net of debt discount	665	6,254	6,802
Long-term debt	1,575	—	1,500
Accrued closure post-closure liabilities	50	12	544
Deferred tax liabilities	—	(1,160)	5,665
Common stock	—	—	15
Treasury stock	—	(174)	—
Additional paid-in capital	—	52	13,405

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements
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

(f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2007, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2007.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2007, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

WCA WASTE CORPORATION

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

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2004	$56,263	$2,223
Capital expenditures	8,878	—
Acquisition of landfill	68,882	544
Amortization expense	(6,957)	—
Obligations incurred and capitalized	301	301
Revisions to estimates of closure and post-closure activities	391	391
Interest accretion	—	159
December 31, 2005	$127,758	$3,618
Capital expenditures	12,107	—
Acquisition of landfill and other adjustments	1,578	(291)
Amortization expense	(8,784)	—
Obligations incurred and capitalized	446	446
Revisions to estimates of closure and post-closure activities	(306)	(306)
Interest accretion	—	284
December 31, 2006	$132,799	$3,751
Capital expenditures	9,198	—
Acquisition of landfill and other adjustments	43,393	(466)
Amortization expense	(10,483)	—
Obligations incurred and capitalized	453	453
Revisions to estimates of closure and post-closure activities	2,339	2,339
Interest accretion	—	483
December 31, 2007	$177,699	$6,560

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
	2007	2006	2005
Recorded amounts:
Current portion	$—	$—	$286
Noncurrent portion	6,560	3,751	3,332
Total recorded	$6,560	$3,751	$3,618

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The Company’s total anticipated cost for closure and post-closure activities is $161.3 million, as measured in current dollars.  The recorded liabilities as of December 31, 2007 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value.  The Company believes the amount and timing of these activities are reasonably estimable.  Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2008	2009	2010	2011	2012	Thereafter
$—	$—	$277	$663	$171	$160,236

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2007, 2006 and 2005) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2007, 2006 and 2005).  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability, the amount recorded would have been $26.9 million, $16.8 million and $14.0 million at December 31, 2007, 2006 and 2005, respectively.

The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology

Definitions:
Closure
Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2007, 2006 and 2005).
Cost Estimates:
Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 2.5% for 2007, 2006 and 2005.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure
The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed.  Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2007, 2006 and 2005).

WCA WASTE CORPORATION

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

The Company’s intangible assets consist primarily of customer contracts, customer lists, and covenants not-to-compete.  Customer contracts and customer lists are generally amortized over 7 to 20 years.  Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years.

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

(j) Costs Incurred on Possible Acquisitions

Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process,

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

and nonrefundable down payments.  Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price.  Capitalized costs are reviewed for reasonableness on a periodic basis, and costs that management believes relate to transactions that will not be consummated are charged to expense.  During 2007, 2006 and 2005, the Company expensed $44, $286, and $70, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations.  At December 31, 2007 and 2006, $140 and $113 of such capitalized costs are reflected in other assets on WCA’s consolidated balance sheets.

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method.  During 2007, 2006 and 2005, the Company expensed $844, $696 and $580, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations.   In addition, the Company wrote off $3,240 of deferred financing costs and debt discount associated with the first and second lien credit agreements that were repaid and retired in connection with its financing transactions in July 2006.  The Company wrote off $1,308 of deferred financing costs and debt discount in connection with the restructuring of its credit facility in April 2005 and the repayment of the Environmental Facilities Revenue Bonds in June 2005.

(l) Interest Expense

Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, offset by interest income earned on the Company’s cash balances.  For the years ended December 31, 2007, 2006 and 2005, interest expense consists of the following (in thousands):

	2007	2006	2005
Note payable and long-term debt	$17,434	$16,206	$9,851
Amortization of deferred financing costs	844	696	580
Amortization of debt discount	53	32	7
	18,331	16,934	10,438
Less interest income	1,072	1,302	72
Interest expense, net	$17,259	$15,632	$10,366

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

Income taxes have been calculated in accordance with SFAS No. 109, “Accounting for Income Taxes”. All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Income taxes payable are included with accrued liabilities on the Company’s balance sheets.  See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.

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

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreement for trading purposes, but rather the swap agreement was intended to limit the Company’s exposure to a rising rate interest environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR-based debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  If, in the future, the Company has corresponding debt instruments that have floating rate debt, it will consider designating all or part of this swap agreement as a hedge.  For the years ended December 31, 2007 and 2006, the Company recorded $3.9 million and $3.4 million, respectively, of unrealized loss related to the interest rate swap in the consolidated statement of operations.

WCA WASTE CORPORATION

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

As of December 31, 2007, the fair value of the Company’s 9.25% senior notes, based on quoted market prices, was approximately $151.9 million compared to a carrying amount of $150 million

(r) Stock-Based Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method described above.  The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

2005
Risk-free interest rate	3.4%
Volatility factor of stock price	0.35
Dividends	—
Option life	4 years
Calculated fair value per share	$3.35

Had compensation expense for the options granted to employees been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

2005
Net income — as reported	$3,468
Stock-based employee compensation expense determined under fair value based methods, net of tax	(1,072)
Net income — pro forma	$2,396

Earnings (loss) per share — basic and diluted	$0.22
Pro forma earnings (loss) per share — basic and diluted	$0.15

(s) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

(t) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2007, 2006 and 2005, no single group or customer represents greater than 10% of total accounts receivable.

(u) Allocation of Expenses

Prior to the reorganization discussed in note 1(b), the Company was a wholly owned-subsidiary of Old WCA and shared common management, general and administrative and overhead costs.  The cost for these services were incurred by the Company and allocated to Old WCA and Old WCA’s other subsidiaries.  The Company allocated these costs based upon an average of each entity’s respective proportion of total headcount and total revenues, both of which produce comparable allocation percentages.  Management believes that these two bases of allocation of expenses provided the most relevant and reasonable method of allocating these costs to the respective operations.  In connection with the reorganization, the Company entered into an administrative services agreement with Old WCA where Old WCA will pay a monthly fee of approximately $40 for administrative services, including executive officers, other employees, administrative systems, service and facilities.  In response to decreases in Old WCA’s assets and operations, the monthly administrative fees were reduced to $30 starting in October 2005 and $20 starting in January 2006.  Such fees were further reduced to $10 starting in February 2006 upon the completion of the Company’s acquisition of Transit Waste from Old WCA.  Subsequent to the acquisition of Fort Myers transfer station from Old WCA in August 2006, the allocation of administrative expenses was completely eliminated.  During the years ended December 31, 2007, 2006 and 2005, the Company allocated costs totaling $0, $90 and $450, respectively, to Old WCA.  WCA’s senior management serve as officers of Old WCA.  It is impracticable to estimate the amount of expenses that would have been incurred in each of the three years ended December 31, 2007 had the Company been an unaffiliated entity of Old WCA.

There has been no allocation of debt or interest expense between the Company and Old WCA as both entities have incurred their own debt in order to finance their operations.  There is no inter-company debt between the Company and Old WCA, and the Company does not receive proceeds from any debt incurred by Old WCA.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(v) Segment Information

The Company’s revenue is derived from one industry segment, which includes collection, transfer and disposal of non-hazardous solid waste primarily in the central and southern United States.  Operating segments (regions) are determined by the reporting structure and the vertical integration of the related operations.  The five regional managers report to the Company’s chief operating officer and the Company’s financial performance is evaluated based on the regional managers’ responsibilities .  See note 12 “Segment Reporting” for geographic information relating to the Company’s operations.

(w) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 is effective January 1, 2008, applied prospectively.  In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities.  The Company does not expect SFAS No. 157 to have any effect on the Company’s consolidated financial statements, other than expanded disclosures about fair value measurements, in future reporting periods.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact SFAS No. 141(R) will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”.  SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position.  SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial position, results of operations or cash flows.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(3)  Acquisitions

During 2007, the Company completed 10 acquisitions.  Total consideration for these transactions included $92.8 million of cash, $1.3 million of prepaid airspace, $1.6 million of convertible debt, a transfer station and collection operations in Fort Myers, Florida, less a note receivable valued at $7.2 million.  These acquisitions resulted in the addition of four landfills and four collection operations as well as several tuck-in operations.

During 2006, the Company completed four acquisitions, including three acquisitions from Old WCA (see note 14).  Total consideration for these transactions was approximately $12.9 million, including $7.6 million of cash, and $5.3 million of debt assumed (net of $0.1 million of debt discount).  Subsequently, the Company repaid $1.3 million of the assumed debt associated with one of these acquisitions.  These acquisitions resulted in the addition of one landfill, one collection operation and two transfer stations.  Also during 2006, 17,943 shares were returned as treasury shares and 6,427 shares were issued in association with final settlement of prior acquisitions.

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

2005
Revenue	$126,541
Operating income	20,064
Net income	4,330
Per share data:
Net income — basic	$0.27
Net income — diluted	$0.27

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, net of divestitures, has been allocated as follows (in thousands):

	2007	2006	2005
Restricted cash	$—	$417	$737
Accounts receivable	2,479	92	1,925
Prepaid expenses and other	5	88	29
Property and equipment, net	55,201	10,739	91,674
Goodwill	28,566	1,091	24,945
Intangible assets	2,944	157	2,252
Accounts payable and accrued liabilities	(715)	(994)	(706)
	$88,480	$11,590	$120,856

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table above reflected $39 of purchase price adjustments in 2007 relating to the 2006 acquisitions.  The adjustments resulted in a $39 increase in land, a $17 increase in goodwill and a $17 increase in accrued liabilities related to the settlement of certain pre-acquisition contingencies.  In 2006, $1,348 of the adjustment entries were associated with the 2005 and 2004 acquisitions In 2005, there was $1.7 million of purchase price adjustments relating to the 2004 acquisitions including a $1.0 million earn-out payment related to an acquisition in 2004.

In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills.  These rights expire at the earlier of September 2010 or the usage of two million cubic yards.  The Company can utilize these rights to dispose of waste at the specified landfills.  The prepaid disposal rights were fully utilized in 2007.  During the years ended December 31, 2007, 2006, and 2005, the Company utilized $428, $1,602 and $1,834, respectively, of prepaid disposal rights, which is included as a cost of service in the related statements of operations.

The Company also paid $1,000 to acquire prepaid disposal rights at a landfill during each of the years ended December 31, 2007, 2006 and 2005. At the time the Company acquired the landfill in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given.

(4)  Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$2,922	$3,020	$3,468
Accrued payment-in-kind dividend on preferred stock	(3,876)	(1,603)	—
Net income (loss) available to common stockholders	$(954)	$1,417	$3,468

Denominator:
Weighted average basic shares outstanding	16,460	16,360	15,579
Dilutive effect of options and warrants	—	—	5
Dilutive effect of restricted share issuances	—	25	57
Weighted average diluted shares outstanding	16,460	16,385	15,641

Earnings (loss) per Share:
Basic	$(0.06)	$0.09	$0.22
Diluted	$(0.06)	$0.09	$0.22

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

	Year Ended December 31,
	2007	2006	2005
Stock options and warrants	621	634	15
Restricted shares	594	32	—
Convertible preferred stock	8,221	3,506	—
Convertible debt	674	636	636
	10,110	4,808	651

(5)  Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Balance, beginning of year	$540	$1,190	$575
Amounts charged to expense	1,213	(36)	1,002
Amounts written off, net of amounts recovered	(255)	(614)	(387)
Balance, end of year	$1,498	$540	$1,190

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Prepaid insurance premiums	$4,607	$3,878
Prefunded insurance claims	261	1,369
Prepaid disposal rights	—	1,210
Income tax receivable	—	160
Current maturities of long-term note receivable	754	—
Other	1,315	1,241
	$6,937	$7,858

Property and Equipment

Property and equipment consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Land and landfills	$237,964	$183,294
Vehicles and equipment	75,738	55,239
Containers	29,867	22,350
Buildings and improvements	10,609	8,382
Computers and software	1,451	1,125
Furniture and fixtures	877	649
	356,506	271,039
Less accumulated depreciation and amortization	86,122	63,598
	$270,384	$207,441

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Other Assets

Other assets consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Prepaid disposal rights	$—	$97
Costs incurred on possible acquisitions	140	113
Deposits	118	124
	$258	$334

Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Accrued insurance claims	$3,546	$2,593
Accrued payroll costs	3,727	3,268
Deferred revenue	4,517	3,636
Accrued taxes	944	349
Accrued interest	1,197	987
Interest rate swap	2,664	945
Other	1,674	533
	$18,269	$12,311

(6)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2005	$72,455
Acquisitions	1,091
Balance, December 31, 2006	$73,546
Acquisitions, net of divestitures	28,566
Balance, December 31, 2007	$102,112

The Company performs an annual impairment test of its goodwill.  The Company estimated the fair value of each reporting unit by utilizing either the anticipated discounted cash flow of the reporting unit or a multiple of EBITDA, or some combination thereof.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.  This step was not required for any of the Company’s reporting units and accordingly no impairment of goodwill was indicated in connection with the annual impairment test during 2007, 2006 or 2005.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2007 and 2006 (in thousands):

	Customer Contracts and Customer Lists	Covenants Not-to-Compete	Total
December 31, 2007
Intangible assets	$7,460	$941	$8,401
Less accumulated amortization	917	213	1,130
	$6,543	$728	$7,271
December 31, 2006
Intangible assets	$5,260	$236	$5,496
Less accumulated amortization	518	93	611
	$4,742	$143	$4,885

Amortization expense for these intangible assets was approximately $558, $313 and $217 for 2007, 2006 and 2005, respectively. The intangible asset amortization expense estimated as of December 31, 2007, for the five years following 2007 is as follows (in thousands):

2008	2009	2010	2011	2012
$703	$698	$682	$665	$583

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (6.55% at December 31, 2007)	31,277	—
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.91% and 8.89% weighted average rate at December 31, 2007 and 2006, respectively)	8,815	9,165
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.69% and 6.54% at December 31, 2007 and 2006, respectively	459	1,008
Note payable, with interest rate of 5%, due in January 2010	128	160
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	—
	199,254	167,333
Less debt discount	406	459
Less current maturities	699	916
	$198,149	$165,958

As of December 31, 2007, the Company had $175 million in total capacity under its credit facility, of which $31.3 million was outstanding under the revolving line of credit and $10.4 million in other letters of credit issued, leaving $133.3 million in availability.  See further discussions under Bank Credit Facility below.

WCA WASTE CORPORATION

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

The senior notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of December 31, 2007.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

Bank Credit Facility

Additionally, on July 5, 2006, the Company entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011.  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.  This credit facility replaced the previous $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent.  The new revolving credit facility includes covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios.  The following table highlights the revised margins:

WCA WASTE CORPORATION

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

Other covenants in the credit agreement limit the Company’s ability and certain of its subsidiaries to, among other things, create, incur, assume or permit to exist certain liens; make certain investments, loans and advances; enter into any sale-leaseback transactions; materially change the nature of their businesses; create, incur, assume or permit to exist certain leases; merge into or with or consolidate with any other person; sell, lease or otherwise dispose of all or substantially all of their properties or assets; discount or sell any of their notes or accounts receivable; transact business with affiliates unless in the ordinary course of business and on arm’s length basis; make certain negative pledges; or amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt.

Other Debt Instruments

In conjunction with one acquisition during 2007, the Company issued convertible notes in the amount of $1.6 million.  The notes and any accrued but unpaid interest are convertible into shares of common stock at the rate of $10.24 per share.  Provided an event of default has not occurred, at any time after (i) the first anniversary of the date of issuance and (ii) the average closing price of the common stock of the Company on ten consecutive trading days equals or exceeds $13.31 per share, the Company may declare that all unpaid principal and accrued interest be converted into the common stock of the Company.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The aggregate payments of long-term debt outstanding at December 31, 2007 are as follows (in thousands):

2008	$699
2009	3,562
2010	4,576
2011	31,772
2012	2,115
Thereafter	156,530
$199,254

 (8)  Note Payable

In July and December 2007, the Company issued notes payable for $363 and $4,357, respectively, to a financial institution to fund the payments of general insurance premiums.  The notes bear interest at 5.99% and 5.5%, and principal and interest are payable monthly through April and October 2008, respectively.  In November 2007, the Company issued a note payable in the amount of $675 for the purchase of a parcel of land in Houston, Texas.  The note payable bears interest at 6%, and principal and interest shall be due and payable in January 2008.

(9)  Stockholders’ Equity

Preferred Stock

On July 13, 2006, the Company’s shareholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (Ares).  The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the credit facility.  Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.1 million.  The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Stock-based Compensation

The Company established the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The plan authorizes the issuance of up to 2,250,000 shares.  As of December 31, 2007, there were approximately 860,000 remaining shares authorized for issuance.

Additionally during 2007, 2006 and 2005, approximately 287,000, 363,000 and 204,000 restricted shares of the common stock of the Company were granted to certain directors, officers and key employees with an aggregate market value of $6.9 million on the grant dates.  This value was included in additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  These shares vest over periods ranging from one to ten years from the issuance date.  The value of the restricted shares is being amortized to expense over that period.  During the years ended December 31, 2007 and 2006, $1,765 and $1,118 of stock compensation expense related to these restricted shares was recognized.

The following table reflects the restricted share activity for the Company during 2007, 2006 and 2005 (in thousands):

	2007			2006			2005
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	478	$7.84		204	$9.50		2	$8.59
Granted	287	7.97		363	7.24		204	9.51
Vested	(145)	8.09		(81)	9.37		(1)	8.59
Forfeited	(26)	7.57		(8)	7.54		(1)	9.45
Unvested at end of year	594	$7.85	3.31	478	$7.84	4.83	204	$9.50	2.08

The following table reflects the option and warrant activity for the Company during 2007, 2006 and 2005 (in thousands, except per share data):

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	634	$9.52	644	$9.52	900	$11.33
Grants	—	—	—	—	6	10.39
Forfeitures	(13)	9.80	(10)	9.50	(262)	15.76
Outstanding at end of year	621	$9.51	634	$9.52	644	$9.52

The following table summarizes information about the stock options outstanding at December 31, 2007 (in thousands, except per share data):

	Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
9.50	610	$9.50	6.5
10.28 – 10.48	11	10.34	7.0
	621	$9.51	6.5

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2007, there was no intrinsic value as of December 31, 2007.

Other

During 2006, 17,943 shares were returned as treasury shares and 6,427 shares were issued in association with the final settlement of prior acquisitions.

(10)  Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees.  Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company.  Salary deferrals are 100% vested at all times.  Matching contributions to the plan for the years ended December 31, 2007, 2006, and 2005 totaled $370, $301 and $144, respectively.

(11)  Income Taxes

The Company’s provision for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting income, adjusted for permanent book-tax differences.  The Company’s federal and state income tax provision attributable to pre-tax income for the periods reported consist of the following (in thousands):

	2007	2006	2005
Current	$594	$42	$103
Deferred	1,749	2,271	2,145
Income tax provision	$2,343	$2,313	$2,248

At December 31, 2007 and 2006, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Deferred tax assets:
Federal net operating loss carryforward	$8,613	$10,754
State net operating loss carryforward	3,858	3,010
Other	5,172	2,408
Alternative minimum tax	320	159
Deferred tax assets before valuation allowance	17,963	16,331
Valuation allowance	(3,316)	(2,624)
Deferred tax assets after valuation allowance	14,647	13,707
Deferred tax liabilities:
Excess of book basis over tax basis of property	(21,331)	(18,469)
Prepaid expenses	(391)	(375)
Other	(919)	(1,109)
Deferred tax liabilities	(22,641)	(19,953)
Net deferred tax liabilities	$(7,994)	$(6,246)

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

At December 31, 2007, the Company had a federal net operating loss carryforward (NOL) of approximately $24.6 million which, if not utilized, will begin to expire in 2021.  Additionally the Company has state NOLs of approximately $95.4 million which, if not utilized, will expire beginning in 2008.  The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited.  Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOLs.  The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $3,316 and $2,624, respectively.  The change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was a net increase of $692, $186 and $353, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007, beginning balance of retained earnings rather than the consolidated statement of operations.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded approximately $1,812 in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,812
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	—
Additions for tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2007	$1,813

Included in the balance of unrecognized tax benefits as of December 31, 2007, was $1,812 of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the year ended December 31, 2007, the Company accrued approximately $21 of gross interest and penalties of which approximately $20 was recorded as a reduction of retained earnings upon the adoption of FIN 48.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table below reconciles the Company’s statutory income tax provision attributable to pre-tax income to its effective income tax provision at December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Statutory federal tax provision	$1,843	$1,867	$2,001
State income tax provision, net of federal tax benefit	(460)	(539)	(198)
Adjustment to valuation allowance	692	700	353
Nondeductible expenses and other	267	285	92
FIN 48 interest and penalties	1	—	—
Effective tax provision	$2,343	$2,313	$2,248

(12)  Segment Reporting

The Company’s operations consist of the collection, transfer and disposal of non-hazardous solid waste.  Revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Collection:
Residential	$41,647	$25,385	$19,128
Commercial	19,069	15,876	13,847
Roll-off	53,501	44,539	36,811
Total collection	114,217	85,800	69,786
Disposal	70,797	60,767	48,817
Less intercompany	26,994	21,701	18,215
Disposal, net	43,803	39,066	30,602
Transfer and other	40,986	37,872	24,309
Less intercompany	14,066	13,241	10,554
Transfer and other, net	26,920	24,631	13,755
Total revenue	$184,940	$149,497	$114,143

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the years ended December 31, 2007, 2006 and 2005.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Year ended December 31, 2007:
Revenue	$52,543	$63,022	$29,188	$21,672	$18,515	$—	$184,940
Depreciation and amortization	5,261	6,746	4,668	4,095	3,030	434	24,234
Operating income (loss)	8,297	12,369	3,040	2,895	606	(1,122)	26,085
Total assets	75,799	109,400	79,847	76,857	51,639	33,181	426,723
Goodwill	22,831	28,336	14,012	23,341	13,592	—	102,112
Capital expenditures	6,891	11,823	3,515	3,617	2,602	710	29,158
Year ended December 31, 2006:
Revenue	$48,849	$44,383	$31,635	$20,867	$3,763	$—	$149,497
Depreciation and amortization	4,837	4,912	4,806	3,474	694	347	19,070
Operating income (loss)	5,262	10,029	7,218	3,017	(210)	(1,890)	23,426
Total assets	70,279	61,729	83,792	70,889	7,552	77,008	371,249
Goodwill	20,175	21,065	13,045	19,261	—	—	73,546
Capital expenditures	7,232	6,661	5,506	5,204	1,641	2,866	29,110
Year ended December 31, 2005
Revenue	$44,480	$38,166	$13,664	$17,833	$—	$—	$114,143
Depreciation and amortization	4,653	4,649	2,552	2,811	—	130	14,795
Operating income (loss)	6,553	8,105	669	3,815	—	(2,038)	17,104
Capital expenditures	5,226	6,143	2,354	3,625	—	655	18,003

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

(13)  Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms.  Lease expense aggregated $1,265, $1,217 and $916 during 2007, 2006 and 2005, respectively.  The long-term, non-cancelable rental obligations as of December 31, 2007 are due in the following years (in thousands):

2008	$938
2009	879
2010	830
2011	668
2012	477
2013 and thereafter	1,676
$5,468

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts.  Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2007 aggregated approximately $62.4 million.

WCA WASTE CORPORATION

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

The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  As of December 31, 2007, the Company was not aware of any significant environmental liabilities.

(d) Legal Proceedings

The Company is a party to various legal proceedings that have arisen in the ordinary course of business.  While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  However, unfavorable resolution could affect the consolidated financial position, results of operations or cash flows for the quarterly period in which they are resolved.

Except as described above, and other than routine litigation incidental to the Company’s business, which is not currently expected to have a material adverse effect upon its financial condition, results of operations or prospects, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.  While management believes a majority of the Company’s present litigation matters are covered by insurance, subject to deductibles and the self-insured portion (as described below), no assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance would be adequate to cover all liability, costs and expenses associated with such litigation matters.

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

WCA WASTE CORPORATION

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

No assurance can be given with respect to the outcome of any such proceedings or the effect such outcomes may have on the Company, or that the Company’s insurance coverage would be adequate.  The Company is self-insured for a portion of its general liability, workers’ compensation and automobile liability.  The Company’s excess loss limits related to its self-insured portion of general liability, workers’ compensation and automobile liability are $100, $250 and $250, respectively.  The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of its costs of services.  Although the Company is unable to estimate any possible losses, a significant judgment against the Company, the loss of significant permits or licenses or the imposition of a significant fine or other liabilities could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

(14)  Related-Party Transactions

The Company paid its Chief Executive Officer, Chief Operating Officer and an affiliate of a major stockholder each $90 during 2005 for personal guarantees of the Company’s performance bonds relating to landfill closure and post-closure obligations.

The Company reimburses its outside board members for expenses incurred in connection with their service as directors.  Total payments of $2, $2 and $1 were made during 2007, 2006 and 2005, respectively, for such reimbursements.

In addition, the Company allocated costs totaling $0, $90 and $450, respectively, to Old WCA during 2007, 2006 and 2005 for administrative services, including executive officers, other employees, administrative systems, service and facilities.

(15)  Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2007 and 2006 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2007:
Revenue	$40,627	$46,200	$48,421	$49,692	$184,940
Operating income	6,543	6,190	8,107	5,245	26,085
Net income (loss) available to common stockholders	368	1,645	(467)	(2,500)	(954)
Basic earnings (loss) per share	$0.02	$0.10	$(0.03)	$(0.15)	$(0.06)
Diluted earnings (loss) per share	$0.02	$0.10	$(0.03)	$(0.15)	$(0.06)
2006:
Revenue	$34,680	$38,216	$39,217	$37,384	$149,497
Operating income	5,118	6,825	6,242	5,241	23,426
Net income (loss) available to common stockholders	612	3,839	(3,385)	351	1,417
Basic earnings (loss) per share	$0.04	$0.23	$(0.21)	$0.02	$0.09
Diluted earnings (loss) per share	$0.04	$0.23	$(0.21)	$0.02	$0.09

WCA WASTE CORPORATION

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

(16)  Subsequent Events

On January 2, 2008, the Company acquired certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc., for approximately $0.3 million in cash.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

Item 9A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2007, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors”, “Executive Officers”, “Information relating to our Board of Directors and Certain Committees of our Board of Directors”, respectively, in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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

The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Employment Agreements”, and “Compensation of Directors” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2007.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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

Date:           March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 5, 2008
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 5, 2008
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 5, 2008
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ Kevin D. Mitchell	Vice President and Controller	March 5, 2008
Kevin D. Mitchell	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 5, 2008
Richard E. Bean

/s/ Ballard O. Castleman	Director	March 5, 2008
Ballard O. Castleman

/s/ Preston Moore, Jr.	Director	March 5, 2008
Preston Moore Jr.

/s/ Roger A. Ramsey	Director	March 5, 2008
Roger A. Ramsey

/s/ Antony P. Ressler	Director	March 5, 2008
Antony P. Ressler

/s/ Jeffrey S. Serota	Director	March 5, 2008
Jeffrey S. Serota

/s/ John V. Singleton	Director	March 5, 2008
Honorable John V. Singleton

EXHIBIT INDEX

Exhibit No.	Description
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

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the twelve months ended December 31, 2007.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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