Form 10-Q
period 2008-03-31
WCA WASTE CORP
filed 2008-05-08
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☑

As of May 7, 2008, there were 17,353,951 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 17,943 shares of treasury stock.

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

Our business is also subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements.  These include, but are not limited to, the following:

•	increases in the costs of fuel may reduce our operating margins;

•	changes in interest rates may affect our profitability;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	a general downturn in U.S. economic conditions may reduce our business prospects and decrease our revenue and cash flows;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor and insurance could reduce our operating margins;

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

We describe these and other risks in greater detail in the section entitled “Business—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”) and in Part II, Item 1A, “Risk Factors,” in this quarterly report.

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$485	$1,138
Restricted cash	368	351
Accounts receivable, net of allowance for doubtful accounts of $1,430 (unaudited) and $1,498, respectively	21,687	22,946
Deferred tax assets	3,627	3,627
Prepaid expenses and other	5,999	6,937
Total current assets	32,166	34,999

Property and equipment, net of accumulated depreciation and amortization of $92,233 (unaudited) and $86,122, respectively	270,064	270,384
Goodwill, net	102,490	102,112
Intangible assets, net	7,154	7,271
Deferred financing costs, net	4,402	4,610
Restricted cash — debt service reserve fund	998	988
Long-term note receivable, less current maturities	5,898	6,101
Other assets	232	258
Total assets	$423,404	$426,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,025	$9,856
Accrued liabilities and other	21,366	18,269
Note payable	2,638	4,716
Current maturities of long-term debt	632	699
Total current liabilities	32,661	33,540

Long-term debt, less current maturities and discount	196,610	198,149
Interest rate swap	7,067	4,677
Accrued closure and post-closure liabilities	6,821	6,560
Deferred tax liabilities	9,894	11,620
Other long-term liabilities	1,813	1,813
Total liabilities	254,866	256,359

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 808 shares; issued and outstanding 808 shares and 805 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 17,305 shares and 17,083 shares	173	171
Treasury stock	(174)	(174)
Additional paid-in capital	168,194	166,665
Retained earnings	337	3,694
Total stockholders’ equity	168,538	170,364
Total liabilities and stockholders’ equity	$423,404	$426,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$48,837	$40,627
Expenses:
Cost of services	34,053	25,755
Depreciation and amortization	6,491	5,189
General and administrative (including stock-based compensation of $599 and $353, respectively)	3,238	3,140
	43,782	34,084
Operating income	5,055	6,543

Other income (expense):
Interest expense, net	(4,841)	(3,881)
Unrealized loss on interest rate swap	(4,293)	(528)
Other income, net	1	150
	(9,133)	(4,259)

Income (loss) before income taxes	(4,078)	2,284
Income tax (provision) benefit	1,726	(962)
Net income (loss)	(2,352)	1,322
Accrued payment-in-kind dividend on preferred stock	(1,005)	(954)
Net income (loss) available to common stockholders	$(3,357)	$368

Net income (loss) available to common stockholders:
Earnings per share – basic	$(0.20)	$0.02

Earnings per share – diluted	$(0.20)	$0.02

Weighted average shares outstanding — basic	16,551	16,413

Weighted average shares outstanding — diluted	16,551	16,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(2,352)	$1,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,491	5,189
Non-cash compensation charge	599	353
Amortization of deferred financing costs and debt discount	225	221
Deferred tax provision (benefit)	(1,726)	962
Accretion expense for closure and post-closure obligations	139	120
Gain on sale of assets	(1)	(150)
Unrealized loss on interest rate swap	4,293	528
Prepaid disposal usage	—	712
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,073	(1,086)
Prepaid expenses and other	(387)	(2,467)
Accounts payable and other liabilities	(589)	3,375
Net cash provided by operating activities	7,765	9,079

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(236)	(45,720)
Proceeds from sale of fixed assets	1	188
Cost incurred on possible acquisitions	—	(14)
Capital expenditures	(6,536)	(5,992)
Net cash used in investing activities	(6,771)	(51,538)

Cash flows from financing activities:
Principal payments on long-term debt	(107)	(191)
Net change in revolving line of credit	(1,513)	—
Increase in restricted cash	(27)	(15)
Equity transaction costs	—	(5)
Deferred financing costs	—	(4)
Net cash used in financing activities	(1,647)	(215)

Net change in cash and cash equivalents	(653)	(42,674)
Cash and cash equivalents at beginning of period	1,138	52,207
Cash and cash equivalents at end of period	$485	$9,533

Supplemental cash flow information:
Interest paid	$1,317	$756
Income taxes paid	—	—
Note payable	—	3,038

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 5, 2008 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007.  The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the Form 10-K.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 is effective January 1, 2008, applied prospectively.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral for the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities.  The Company adopted SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  Please read note 7 below for the disclosures required by SFAS No. 157.  The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value.  All subsequent changes in fair value for the financial instrument would be reported in earnings.   SFAS No. 159 is effective January 1, 2008.  The Company did not adopt the fair value option permitted under this statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s financial position, results of operations or cash flows.

2. ACQUISITIONS

On January 2, 2008, the Company acquired certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc., for approximately $0.3 million in cash.

The purchase price for this transaction has been allocated to the identifiable intangible assets acquired based on their estimated fair values at the time of acquisition.  The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable.  The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

The Company’s condensed consolidated financial statements include the results of operations of the acquired business from its acquisition date.  The acquisition was not significant (within the meaning of Regulation S-X) to the Company as a whole.

Based on the preliminary assessments of values for this acquisition, the Company reflected intangible assets of $0.1 million and goodwill of $0.2 million.

3.  STOCK-BASED COMPENSATION

The Company established the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The plan authorizes the issuance of up to 2,250,000 shares.  As of March 31, 2008, there were approximately 665,000 remaining shares authorized for issuance.

During the three months ended March 31, 2008, a total of 277,156 restricted shares of the Company’s common stock were granted to certain officers with an aggregate market value of $1.9 million on the grant dates.  The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three months ended March 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at December 31, 2007	594	$7.85
Granted	277	6.89
Vested	(144)	8.27
Forfeited	(14)	7.63
Unvested at March 31, 2008	713	$7.40	3.24

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2007	621	$9.51
Grants	—	—
Forfeitures	(26)	9.50
Outstanding at March 31, 2008	595	$9.52	6.25

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of March 31, 2008, there was no intrinsic value as of March 31, 2008.

4. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss)	$(2,352)	$1,322
Accrued payment-in-kind dividend on preferred stock	(1,005)	(954)
Net income (loss) available to common stockholders	$(3,357)	$368

Denominator:
Weighted average basic shares outstanding	16,551	16,413
Dilutive effect of restricted share issuances	—	33
Weighted average diluted shares outstanding	16,551	16,446

Earnings (loss) per Share:
Basic	$(0.20)	$0.02
Diluted	$(0.20)	$0.02

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2008	2007
Stock options	595	634
Restricted shares	713	299
Convertible preferred stock	8,466	8,065
Convertible debt	789	636
	10,563	9,634

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (4.30% and 6.55% at March 31, 2008 and December 31, 2007, respectively)	29,764	31,277
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.91% and 8.91% weighted average rate at March 31, 2008 and December 31, 2007, respectively)	8,815	8,815
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.84% and 6.69% at March 31, 2008 and December 31, 2007, respectively	352	459
Note payable, with interest rate of 5%, due in January 2010	128	128
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	4,000	4,000
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	197,634	199,254
Less debt discount	392	406
Less current maturities	632	699
	$196,610	$198,149

The Company has a $175 million revolving credit facility.  As of March 31, 2008, there was $29.8 million outstanding under the revolving line of credit and $11.3 million in letters of credit secured by the credit facility, leaving $133.9 million in available capacity under the revolving credit facility.

Subsequent to March 31, 2008, the Company repaid $4.0 million of the seller convertible notes with interest rate of 8% from cash and availability under the credit facility.

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of March 31, 2008.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations as a non-cash gain or loss.  During the three months ended March 31, 2008 and 2007, the Company recorded $4.3 million and $0.5 million of unrealized loss, respectively,  related to the interest rate swap in the accompanying condensed consolidated statements of operations.

7. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 (dollars in thousands).  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$11,634	$—	$11,634
Total liabilities	$—	$11,634	$—	$11,634

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At March 31, 2008, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2008, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2007 to March 31, 2008:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2007	$177,699	$6,560
Capital expenditures	3,151	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(2,675)	—
Obligations incurred and capitalized	122	122
Interest accretion	—	139
March 31, 2008	$178,307	$6,821

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2008	2007
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	6,821	6,560
Total recorded	$6,821	$6,560

The Company’s total anticipated cost for future closure and post-closure activities is $161.3 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $27.5 million and $26.9 million at March 31, 2008 and December 31, 2007, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the three months ended March 31, 2008 based upon the Company’s anticipated 2008 annual effective income tax rate of 42.3% as compared to 42.1% for the three months ended March 31, 2007.  Such rate differs from the statutory rate of 35% due to state income taxes, valuation allowance and estimates of non-deductible expenses.  The 2008 rate reflects the impact of certain non-deductible expenses and state taxes to the projected current year pre-tax earnings.

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

The Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded approximately $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2008, the Company had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.  The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the three months ended March 31, 2008, the Company accrued approximately $1,000 of interest and penalties.

10. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company issued 263,207 restricted shares, net of forfeitures, under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over three years from the issue date.  The following table reflects the changes in stockholders’ equity from December 31, 2007 to March 31, 2008:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total
December 31, 2007	$8	$171	$(174)	$166,665	$3,694	$170,364
Net income (loss)	—	—	—	—	(2,352)	(2,352)
Accrued payment-in-kind dividend on preferred stock	—	—	—	1,005	(1,005)	—
Issuance of restricted shares to employees	—	3	—	(3)	—	—
Accretion of unearned compensation	—	—	—	797	—	797
Repurchase of common shares	—	(1)	—	(270)	—	(271)
March 31, 2008	$8	$173	$(174)	$168,194	$337	$168,538

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder.  The preferred shareholder holds certain preferential rights, including the appointment of two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividend in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Collection:
Residential	$11,917	$8,881
Commercial	4,871	4,387
Roll-off	14,211	11,801
Total collection	30,999	25,069
Disposal	18,369	15,071
Less intercompany	7,462	5,581
Disposal, net	10,907	9,490
Transfer and other	10,225	9,587
Less intercompany	3,294	3,519
Transfer and other, net	6,931	6,068
Total revenue	$48,837	$40,627

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three months ended March 31, 2008 and 2007:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended March 31, 2008:
Revenue	$12,570	$19,962	$5,183	$5,399	$5,723	$—	$48,837
Depreciation and amortization	1,254	2,099	1,026	1,072	914	126	6,491
Operating income (loss)	1,393	3,438	(52)	257	(230)	249	5,055
Capital expenditures	596	2,721	1,073	789	700	83	5,962
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	—	—	10
Three months ended March 31, 2007:
Revenue	$11,916	$12,794	$8,138	$5,044	$2,735	$—	$40,627
Depreciation and amortization	1,206	1,318	1,218	927	401	119	5,189
Operating income (loss)	1,635	2,716	1,469	835	108	(220)	6,543
Capital expenditures	2,592	2,099	609	451	171	70	5,992
Capital expenditures (Acquisitions, net of divestitures)	152	—	654	—	24,343	—	25,149

Total assets:
March 31, 2008	$74,040	$110,156	$79,626	$76,474	$51,906	$31,202	$423,404
December 31, 2007	75,799	109,400	79,847	76,857	51,639	33,181	426,723

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

12. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K  for the year ended December 31, 2007 as filed with the SEC on March 5, 2008. The discussion below contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q.  Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of March 31, 2008, we served approximately 329,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 27 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own two of the transfer stations.

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

We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility.  We may also issue additional debt, and/or additional equity, including common stock or preferred stock, in connection with acquisitions.  Our 2008 goals include the investment of $60 million in combined newly acquired companies and similar expansion and growth expenditures.  As of March 31, 2008, we had approximately $133.9 million available under our existing credit facility.  We believe that our available capacity will enable us to accomplish our investment goals in 2008.

Since completing our initial public offering in June 2004 through the three months ended March 31, 2008, we have completed 32 acquisitions.  The purchase price for these acquisitions consisted of approximately $225.7 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.  The note receivable was a $10.5 million non-interest bearing promissory note with payments to us in the amount of $125,000 per month for 84 months through June 2014.  During the three months ended March 31, 2008, we acquired certain collection routes from Maguire Disposal, Inc.  The purchase price for this acquisition was approximately $0.3 million of cash.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	II	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	IV	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	IV	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	IV	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	IV	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	III	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	III	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	III	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	V	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	III	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	III	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	III	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	V	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	V	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	V	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	IV	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	IV	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	V	January 2, 2008	Collection

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

After an acquisition is completed, we incur integration expenses related to (i) incorporating newly-acquired truck fleets into our preventative maintenance program, (ii) testing new employees to comply with Department of Transportation regulations, (iii) implementing our safety program, (iv) re-routing trucks and equipment to assure maximization of routing efficiencies and disposal internalization, and (v) converting customers to our billing system.  We generally expect that the costs of acquiring and integrating an acquired business will be incurred primarily during the first 12 months after acquisition.  Synergies from tuck-in acquisitions can also take as long as 12 months to be realized.

General Review of Results for the Three Months Ended March 31, 2008

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  Our internalization for the three months ended March 31, 2008 was 74.7%.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Collection	52.0%	50.4%
Disposal	30.8%	30.3%
Transfer and other	17.2%	19.3%
Total uneliminated revenue	100.0%	100.0%

The following table reflects our total revenue by source for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Collection:
Residential	$11,917	$8,881
Commercial	4,871	4,387
Roll-off	14,211	11,801
Total collection	30,999	25,069
Disposal	18,369	15,071
Less intercompany	7,462	5,581
Disposal, net	10,907	9,490
Transfer and other	10,225	9,587
Less intercompany	3,294	3,519
Transfer and other, net	6,931	6,068
Total revenue	$48,837	$40,627

Please read note 11 to our condensed consolidated financial statements included in Item 1 of this report for certain geographic information related to our operations.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Total EBITDA	$11,547	$11,882
Depreciation and amortization	(6,491)	(5,189)
Interest expense, net	(4,841)	(3,881)
Unrealized loss on interest rate swap	(4,293)	(528)
Income tax (provision) benefit	1,726	(962)
Accrued payment-in-kind dividend on preferred stock	(1,005)	(954)
Net income (loss) available to common stockholders	$(3,357)	$368

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three months ended March 31, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended March 31, 2008:
Revenue	$12,570	$19,962	$5,183	$5,399	$5,723	$—	$48,837	100.0
Cost of services	9,079	13,019	3,730	3,637	4,588	—	34,053	69.7
Depreciation and amortization	1,254	2,099	1,026	1,072	914	126	6,491	13.3
General and administrative	844	1,406	479	433	451	(375)	3,238	6.6
Operating income (loss)	$1,393	$3,438	$(52)	$257	$(230)	$249	$5,055	10.4
Three months ended March 31, 2007:
Revenue	$11,916	$12,794	$8,138	$5,044	$2,735	$—	$40,627	100.0
Cost of services	8,089	7,850	4,803	2,882	2,131	—	25,755	63.4
Depreciation and amortization	1,206	1,318	1,218	927	401	119	5,189	12.8
General and administrative	986	910	648	400	95	101	3,140	7.7
Operating income (loss)	$1,635	$2,716	$1,469	$835	$108	$(220)	$6,543	16.1
Increase/(decrease) in 2008 compared to 2007:
Revenue	$654	$7,168	$(2,955)	$355	$2,988	$—	$8,210
Cost of services	990	5,169	(1,073)	755	2,457	—	8,298
Depreciation and amortization	48	781	(192)	145	513	7	1,302
General and administrative	(142)	496	(169)	33	356	(476)	98
Operating income (loss)	$(242)	$722	$(1,521)	$(578)	$(338)	$469	$(1,488)

Revenue. Total revenue for the three months ended March 31, 2008 increased $8.2 million, or 20.2%, to $48.8 million from $40.6 million for the three months ended March 31, 2007.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $6.5 million of the increase while internal volume decreased $1.2 million, operational price increases contributed $2.2 million, and pricing from fuel surcharges contributed $0.7 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $7.2 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station during the second quarter of 2007.  We acquired a majority of our Oklahoma operations in Region V in February 2007.  Those operations were not fully integrated until the second quarter of 2007.  We estimated that the Oklahoma acquisition contributed $3.2 million of the increase in revenue.  Revenue in Region III decreased $3.0 million primarily as a result of general market conditions in Florida and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Cost of services. Total cost of services for the three months ended March 31, 2008 increased $8.3 million, or 32.2%, to $34.1 million from $25.8 million for the three months ended March 31, 2007.  We believe that our acquisition program accounted for most of the increase in cost of services.  Fuel prices, which increased 38.3% nationally from the three months ended March 31, 2007 to the three months ended March 31, 2008, contributed to the largest non-acquisition related increase in cost of services.  Other factors of the increase included labor and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II and Region V experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region II had an estimated $5.2 million increase in cost of services due to the rapid growth of Texas residential collection operations and the acquisition of Fort Bend Regional Landfill at the end of June 2007.  More employees and vehicles were added, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  The estimated $2.5 million increase in cost of services in Region V was primarily attributed to the acquisition of Oklahoma operations during 2007.  Cost of services in Region III decreased $1.1 million as a result of the decrease in revenue in Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 69.7% of revenue for the three months ended March 31, 2008 from 63.4% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel, outside repairs, landfill site maintenance and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 6.1% for the three months ended March 31, 2007 to 8.9% for the three months ended March 31, 2008.  Since a majority of our fuel increase was experienced in March 2008, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2008 increased $1.3 million, or 25.1%, to $6.5 million from $5.2 million for the three months ended March 31, 2007.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative. Total general and administrative expense for the three months ended March 31, 2008 increased $0.1 million, or 3.1%, to $3.2 million from $3.1 million for the three months ended March 31, 2007.  The general and administrative expense included a $0.2 million increase in stock-based compensation expense related to the stock portion of the executive bonus plan and earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The increase in general and administrative expense was also attributable to increases in professional fees.  The increase was partially offset by the decrease in payroll-related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 7.7% of revenue during the three months ended March 31, 2007 to 6.6% of revenue during the three months ended March 31, 2008.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Operating income	$5,055	10.4%	$6,543	16.1%
Interest expense, net	(4,841)	(9.9)	(3,881)	(9.6)
Unrealized loss on interest rate swap	(4,293)	(8.8)	(528)	(1.3)
Other income, net	1	0.0	150	0.4
Income tax (provision) benefit	1,726	3.5	(962)	(2.4)
Accrued payment-in-kind dividend on preferred stock	(1,005)	(2.1)	(954)	(2.3)
Net income (loss) available to common stockholders	$(3,357)	(6.9)%	$368	0.9%

Interest expense, net. Interest expense, net for the three months ended March 31, 2008 increased by 24.7% to $4.8 million from $3.9 million for the three months ended March 31, 2007.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  The increase was also attributed to $0.2 million decrease in interest income.

Unrealized loss on interest rate swap. The $4.3 million and $0.5 million losses were attributable to the recognition of the unrealized loss as of March 31, 2008 and 2007, respectively, of the interest rate swap agreement we entered into in July 2006.  This reflects the mark to market of our interest rate swap.  The $4.3 million unrealized loss was related to the 2.0% rate cuts during the three months ended March 31, 2008 as well as future rate cut expectations.  Subsequently in April 2008, the expectations of future rate cuts moderated and the swap liability reduced from $11.6 million as of March 31, 2008 to $8.5 million as of April 25, 2008, resulting in an unrealized gain of $3.1 million.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax benefit for the three months ended March 31, 2008 as a percentage of pre-tax income was 42.3% as compared to income tax provision of 42.1% for the three months ended March 31, 2007.  The rate in the current year period reflects a combination of the projected full year tax rate and certain discrete items during the first quarter of 2008.  The increase in the projected full year rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock. The $1.0 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008, we had total outstanding long-term debt of approximately $197.6 million, consisting of $150 million of senior notes, $29.8 million outstanding under our credit facilities, approximately $8.7 million of various seller notes, approximately $8.8 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.3 million of equipment notes.  This represented a decrease of $1.6 million over our total debt outstanding as of December 31, 2007.  The decrease in outstanding debt since December 31, 2007 was primarily due to the net repayment of approximately $1.5 million for the swing-line feature of the credit facility and repayments of equipment notes.  As of March 31, 2008, we had $29.7 million outstanding under the revolving credit facility, approximately $0.1 million in the swing-line feature under our credit facility and approximately $11.3 million in letters of credit secured by the credit facility, leaving $133.9 million in available capacity under the facility.  With $0.5 million cash on hand at March 31, 2008, our total capacity for potential acquisitions was approximately $134.4 million.

Subsequent to March 31, 2008, we repaid $4.0 million of the seller convertible notes with interest rate of 8% from cash and availability under the credit facility.

Preferred Stock

On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement with Ares Corporate Opportunities Fund II L.P., which provided for us to issue and sell 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, to Ares. The purchase price per preferred share was $100.00, for an aggregate purchase price of $75 million.  The preferred stock is convertible into our common stock, par value $0.01 per share, at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  The closing of the sale and issuance of the full amount of preferred shares pursuant to the purchase agreement was completed on July 27, 2006.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

The preferred shares are immediately convertible at Ares’ discretion into 8,487,940 shares of our common stock, which would represent approximately 32.8% of our outstanding common stock on a post-conversion basis as of March 31, 2008.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 36.5% of the post-conversion shares outstanding.

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

•	the average of the closing price of our common stock for each of 20 consecutive trading days exceeds $14.40 per share

•
upon a “fundamental transaction”, including a “group” (defined in the Securities Exchange Act of 1934, as amended) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that results in the transfer of a majority of voting rights;

•
Ares can convert the preferred stock into common stock at any time at a conversion price of $9.60 per share, with conversion being calculated by taking the stated value (initially $100.00 per share) plus any amount added to stated value by way of dividends, then dividing by $9.60 to produce the number of shares of common stock issuable;

•
We can force a conversion into common stock following either (i) the average of the closing price of our common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation;

•	after the fifth anniversary of issuance, we can redeem for cash equal to the liquidation preference;

•	after the fifth anniversary of issuance, we can pay dividend in cash at our discretion;

•
upon our liquidation, prior to any holder of common stock or other junior securities, Ares shall receive in cash the greater of (i) the stated value plus any amount added by way of dividends (accelerated to include a full five years) or (ii) the amount it would receive if all shares of preferred stock were converted into common stock (calculated to include dividends accelerated to include a full five years);

•
Ares can elect to treat any fundamental transaction as a liquidation event, which will entitle Ares to their liquidation preferences.  Following such election, in the event that we elect to make any payment such as a dividend or stock repurchase payment to a common shareholder, we will be required to repay Ares the full amount of the liquidation preference associated with the preferred stock.  However, if securities of another company are issued as consideration in a fundamental transaction, we have the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Global Market or listed on the New York Stock Exchange.  The value of such shares is determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

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

•
the preferred stock voting as a separate class must approve (i) any alteration in its powers, preferences or rights, or in the certificate of designation, (ii) creation of any class of stock senior or pari passu with it, (iii) any increase in the authorized shares of preferred stock, and (iv) any dividends or distribution to common stock or any junior securities, except for pro rata dividends on common stock paid in common stock. These protective rights terminate on the first date on which there are outstanding less than 20% of the number of shares of preferred stock outstanding on the date the preferred stock was first issued; and

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

Tax-Exempt Bonds

As of March 31, 2008, we had $8.8 million of tax-exempt bonds outstanding.

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2008 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 5, 2008.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $7.8 million and $9.1 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income (loss), deferred taxes and unrealized loss on interest rate swap as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, prepaid disposal usage and stock-based compensation, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $6.8 million and $51.7 million for the three months ended March 31, 2008 and 2007, respectively.  Acquisitions of businesses accounted for $45.5 million of the decrease over the prior year period, partially offset by $0.6 million of increased capital expenditures for normal operations.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $1.6 million and $0.2 million, respectively.  Net cash used in financing activities mainly includes repayments of debt in all periods.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 8 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2007.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2007.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At March 31, 2008, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of March 31, 2008, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of March 31, 2008, we have included 156 million cubic yards of expansion airspace with estimated development costs of approximately $105.1 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2008	2007
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$2,675	$10,483
Accretion expense (in thousands)	139	483
Closure and post-closure cost (in thousands)	—	513
	$2,814	$11,479
Airspace consumed (in thousands of cubic yards)	1,368	5,456
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.06	$2.10

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At March 31, 2008, the related floating rate was 2.91%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the three months ended March 31, 2008, the net difference between the fixed amount we paid and the floating amount we received was $0.3 million.  Based on the three-month LIBOR rates in effect at March 31, 2008 and throughout 2008, we anticipate that the interest rate swap will have a greater impact on our financial results for the rest of 2008.  Considering the rates in effect at March 31, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $2.9 million for the remaining nine months of 2008.  At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of March 31, 2008 and December 31, 2007, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $120.2 million.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.2 million annually while a 100 basis point decrease in interest rates would result in $1.2 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of March 31, 2008, the fair value of these notes, based on quoted market prices, was approximately $150 million, which is the same as the carrying amount.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal control over financial reporting was included as part of our annual report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 5, 2008.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report were included in Part II, Item 8 “Financial Statements and Supplementary Data” of the annual report on Form 10-K.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please read note 12 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS.

In general, there have been no significant changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)           Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2008	27,262	(1)	$6.56	—	—
February 1 – February 29, 2008	3,712	(1)	$6.45	—	—
March 1 – March 31, 2008	10,915	(1)	$6.20	—	—
Total	41,889	(1)	$6.45	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)

Date: May 8, 2008

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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