Form 10-Q
period 2008-06-30
WCA WASTE CORP
filed 2008-08-07
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
or
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

As of August 1, 2008, there were 17,033,105 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 382,662 shares of treasury stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$516	$1,138
Restricted cash	414	351
Accounts receivable, net of allowance for doubtful accounts of $1,174 (unaudited) and $1,498, respectively	23,821	22,946
Deferred tax assets	3,627	3,627
Prepaid expenses and other	3,754	6,937
Total current assets	32,132	34,999

Property and equipment, net of accumulated depreciation and amortization of $98,574 (unaudited) and $86,122, respectively	270,663	270,384
Goodwill, net	102,490	102,112
Intangible assets, net	6,976	7,271
Deferred financing costs, net	4,194	4,610
Restricted cash — debt service reserve fund	972	988
Long-term note receivable, less current maturities	—	6,101
Other assets	480	258
Total assets	$417,907	$426,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,172	$9,856
Accrued liabilities and other	18,139	18,269
Note payable	1,328	4,716
Current maturities of long-term debt	370	699
Total current liabilities	27,009	33,540

Long-term debt, less current maturities and discount	195,862	198,149
Interest rate swap	3,841	4,677
Accrued closure and post-closure liabilities	7,093	6,560
Deferred tax liabilities	12,066	11,620
Other long-term liabilities	1,813	1,813
Total liabilities	247,684	256,359

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 808 shares; issued and outstanding 808 shares and 805 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 17,417 shares and 17,083 shares, respectively	174	171
Treasury stock, at cost – 330 shares and 18 shares, respectively	(1,856)	(174)
Additional paid-in capital	169,695	166,665
Retained earnings	2,202	3,694
Total stockholders’ equity	170,223	170,364
Total liabilities and stockholders’ equity	$417,907	$426,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$52,746	$46,200	$101,583	$86,827
Expenses:
Cost of services	36,581	30,779	70,634	56,534
Depreciation and amortization	6,909	6,096	13,400	11,285
General and administrative (including stock-based compensation of $569, $413, $1,168 and $766, respectively)	2,705	3,135	5,943	6,275
	46,195	40,010	89,977	74,094
Operating income	6,551	6,190	11,606	12,733

Other income (expense):
Interest expense, net	(4,609)	(4,190)	(9,143)	(7,966)
Realized loss on interest rate swap	(1,116)	(110)	(1,423)	(215)
Unrealized gain on interest rate swap	4,809	2,336	516	1,808
Other income (loss), net	(233)	127	(232)	277
	(1,149)	(1,837)	(10,282)	(6,096)

Income before income taxes	5,402	4,353	1,324	6,637
Income tax provision	(2,526)	(1,747)	(800)	(2,709)
Net income	2,876	2,606	524	3,928
Accrued payment-in-kind dividend on preferred stock	(1,011)	(961)	(2,016)	(1,915)
Net income (loss) available to common stockholders	$1,865	$1,645	$(1,492)	$2,013

Net income (loss) available to common stockholders:
Earnings per share — basic	$0.11	$0.10	$(0.09)	$0.12

Earnings per share — diluted	$0.11	$0.10	$(0.09)	$0.12

Weighted average shares outstanding — basic	16,479	16,645	16,515	16,439

Weighted average shares outstanding — diluted	16,956	16,804	16,552	16,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$524	$3,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,400	11,285
Non-cash compensation charge	1,168	766
Amortization of deferred financing costs and debt discount	623	447
Deferred tax provision	800	2,709
Accretion expense for closure and post-closure obligations	279	241
Gain on sale of assets	(94)	(277)
Loss on disposition of note receivable	326	—
Unrealized gain on interest rate swap	(516)	(1,808)
Prepaid disposal usage	—	1,037
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,061)	(3,611)
Prepaid expenses and other	(537)	(3,591)
Accounts payable and other liabilities	(3,386)	2,362
Net cash provided by operating activities	11,526	13,488

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(236)	(72,839)
Proceeds from sale of fixed assets	169	319
Principal of note receivable	304	—
Proceeds from disposition of note receivable	6,225	—
Cost incurred on possible acquisitions	(250)	(51)
Capital expenditures	(13,814)	(12,447)
Net cash used in investing activities	(7,602)	(85,018)

Cash flows from financing activities:
Principal payments on long-term debt	(7,165)	(457)
Net change in revolving line of credit	4,348	22,700
Payments under common stock repurchase program	(1,682)	—
Increase in restricted cash	(47)	(78)
Equity transaction costs	—	(5)
Deferred financing costs	—	(9)
Net cash provided by (used in) financing activities	(4,546)	22,151

Net change in cash and cash equivalents	(622)	(49,379)
Cash and cash equivalents at beginning of period	1,138	52,207
Cash and cash equivalents at end of period	$516	$2,828

Supplemental cash flow information:
Interest paid	$9,318	$8,240
Income taxes paid	355	—

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 5, 2008 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007.  The unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 was effective January 1, 2008 and is applied prospectively.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral for the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities.  The Company adopted SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  Please read note 8 below for the disclosures required by SFAS No. 157.  The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value.  All subsequent changes in fair value for the financial instrument would be reported in earnings.   SFAS No. 159 was effective January 1, 2008.  The Company did not adopt the fair value option permitted under this statement.

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

2. ACQUISITIONS

The Company completed one acquisition during the three and six months ended June 30, 2008.  On January 2, 2008, the Company acquired certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc., for approximately $0.3 million in cash.

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

3. STOCK-BASED COMPENSATION

The Company established the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The plan authorizes the issuance of up to 2,250,000 shares.  As of June 30, 2008, there were approximately 580,000 remaining shares authorized for issuance.

During the three and six months ended June 30, 2008, 111,264 and 388,420 restricted shares of the Company’s common stock, respectively, were granted to certain officers and key employees with an aggregate market value of $0.6 million and $2.5 million on the grant dates, respectively.  The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	713	$7.40		594	$7.85
Granted	111	5.09		388	6.38
Vested	(60)	8.54		(204)	8.35
Forfeited	(6)	6.33		(20)	7.21
Unvested at June 30, 2008	758	$6.98	3.00	758	$6.98	3.00

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	595	$9.52		621	$9.51
Grants	—	—		—	—
Forfeitures	(9)	9.50		(35)	9.50
Outstanding at June 30, 2008	586	$9.52	6.00	586	$9.52	6.00

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of June 30, 2008, there was no intrinsic value as of June 30, 2008.

4. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,876	$2,606	$524	$3,928
Accrued payment-in-kind dividend on preferred stock	(1,011)	(961)	(2,016)	(1,915)
Net income (loss) available to common stockholders	1,865	1,645	(1,492)	2,013
Interest expense on convertible debt, net of tax	36	23	—	—
Net income (loss) available to common stockholders for diluted earnings per share	$1,901	$1,668	$(1,492)	$2,013

Denominator:
Weighted average basic shares outstanding	16,479	16,465	16,515	16,439
Dilutive effect of restricted share issuances	73	89	37	61
Dilutive effect of convertible debt	404	250	—	—
Weighted average diluted shares outstanding	16,956	16,804	16,552	16,500

Earnings per share:
Basic	$0.11	$0.10	$(0.09)	$0.12
Diluted	$0.11	$0.10	$(0.09)	$0.12

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Stock options	586	634	586	634
Restricted shares	312	26	312	25
Convertible preferred stock	8,593	8,179	8,530	8,119
Convertible debt	386	386	790	636
	9,877	9,225	10,218	9,414

5. NOTE RECEIVABLE

On June 29, 2007, in connection with the acquisition of a landfill, a transfer station, collection routes and other assets in Houston, Texas from Waste Services, Inc. (WSI), the Company received a $10.5 million non-interest bearing promissory note issued by WSI with payments to the Company in the amount of $125,000 per month for 84 months through June 2014.  On May 29, 2008, the Company sold the note receivable for approximately $6.2 million.  At the time of the disposition, the carrying value of the note receivable was approximately $6.5 million.  The Company recognized the $0.3 million loss on disposition of the note receivable as other loss in the accompanying condensed consolidated statements of operations.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (4.37% and 6.55% at June 30, 2008 and December 31, 2007, respectively)	35,626	31,277
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.98% and 8.91% weighted average rate at June 30, 2008 and December 31, 2007, respectively)	6,020	8,815
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.54% and 6.69% at June 30, 2008 and December 31, 2007, respectively	88	459
Note payable, with interest rate of 5%, due in January 2010	128	128
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	—	4,000
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	196,437	199,254
Less debt discount	205	406
Less current maturities	370	699
	$195,862	$198,149

The Company has a $175 million revolving credit facility.  As of June 30, 2008, there was $35.6 million outstanding under the revolving line of credit and $11.3 million in letters of credit secured by the credit facility, leaving $128.1 million in available capacity under the revolving credit facility.

In April 2008, the Company repaid $4.0 million of the seller convertible notes with interest rate of 8%.  In June 2008, the Company redeemed $2.8 million of Environmental Facilities Revenue Bonds with interest rate of 8.75%.  The funds used for these transactions primarily came from available cash on hand and borrowings under the credit facility.  Additionally, the Company has notified the Trustee of the remaining Environmental Facilities Revenue Bonds that it intends to repay all outstanding amounts on September 1, 2008.

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of June 30, 2008.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

7. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations as a non-cash gain or loss.  During the three and six months ended June 30, 2008, the Company recorded $4.8 million and $0.5 million of unrealized gain, respectively, related to the interest rate swap in the accompanying condensed consolidated statements of operations.  During the three and six months ended June 30, 2007, the Company recorded $2.3 million and $1.8 million of unrealized gain, respectively, related to the interest rate swap in the accompanying condensed consolidated statements of operations.

8. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 (dollars in thousands).  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$6,825	$—	$6,825
Total liabilities	$—	$6,825	$—	$6,825

9. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At June 30, 2008, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2008, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2007 to June 30, 2008:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2007	$177,699	$6,560
Capital expenditures	6,765	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(5,586)	—
Obligations incurred and capitalized	255	255
Interest accretion	—	278
June 30, 2008	$179,143	$7,093

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2008	2007
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	7,093	6,560
Total recorded	$7,093	$6,560

The Company’s total anticipated cost for future closure and post-closure activities is $161.3 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $28.2 million and $26.9 million at June 30, 2008 and December 31, 2007, respectively.

10. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the six months ended June 30, 2008 based upon the Company’s anticipated 2008 annual effective income tax rate of 43.1% as compared to 40.8% for the six months ended June 30, 2007.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2008 annual effective income tax rate of 43.1%, the Company reflected an additional 17.3% of income taxes in the six months ended June 30, 2008 for discrete items within the period related to stock -based compensation expense and differences in management’s estimated utilization of state net operating loss carryforwards.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the six months ended June 30, 2008, the Company accrued approximately $2,000 of interest and penalties.

11. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, the Company issued 367,788 restricted shares, net of forfeitures, under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over periods ranging from one to three years from the issue date.  In addition, on April 16, 2008, the Company's Board of Directors authorized the repurchase of up to $10 million of its common shares from time to time in open market or private transactions. The timing and actual number of shares purchased will depend on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued at any time, either with or without public announcement.  During the six months ended June 30, 2008, the Company repurchased 311,965 shares of its common stock for approximately $1.7 million.  The following table reflects the changes in stockholders’ equity from December 31, 2007 to June 30, 2008:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total
December 31, 2007	$8	$171	$(174)	$166,665	$3,694	$170,364
Net income	—	—	—	—	524	524
Accrued payment-in-kind dividend on preferred stock	—	—	—	2,016	(2,016)	—
Issuance of restricted shares to employees	—	4	—	(4)	—	—
Accretion of unearned compensation	—	—	—	1,353	—	1,353
Restricted shares withheld	—	(1)	—	(335)	—	(336)
Common stock repurchased under repurchase program	—		(1,682)	—	—	(1,682)
June 30, 2008	$8	$174	$(1,856)	$169,695	$2,202	$170,223

Preferred Stock

On July 13, 2006, the Company’s stockholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (Ares).  The shares were issued on July 27, 2006 and a portion of the net proceeds were used to completely repay the amounts outstanding under the credit facility.  Issuance costs, including a 1% discount to Ares and other transaction costs, totaled approximately $3.1 million.  The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, including the acquisition of the Company or a public offering of the Company’s common stock, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred stockholder.  The preferred stockholder holds certain preferential rights, including the appointment of two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

12. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Collection:
Residential	$12,360	$10,339	$24,277	$19,220
Commercial	5,122	4,891	9,993	9,278
Roll-off	15,287	13,428	29,498	25,229
Total collection	32,769	28,658	63,768	53,727
Disposal	19,079	17,410	37,448	32,481
Less Intercompany	7,694	6,654	15,156	12,235
Disposal, net	11,385	10,756	22,292	20,246
Transfer and other	12,327	10,477	22,552	20,064
Less Intercompany	3,735	3,691	7,029	7,210
Transfer and other, net	8,592	6,786	15,523	12,854
Total revenue	$52,746	$46,200	$101,583	$86,827

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three and six months ended June 30, 2008 and 2007:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended June 30, 2008:
Revenue	$13,668	$21,706	$5,261	$6,166	$5,945	$—	$52,746
Depreciation and amortization	1,387	2,217	1,048	1,139	983	135	6,909
Operating income (loss)	1,552	4,135	(172)	344	(82)	774	6,551
Capital expenditures	1,657	3,526	221	1,229	670	32	7,335
Capital expenditures (Acquisitions, net of divestitures)	—	—	—	—	—	—	—
Three months ended June 30, 2007:
Revenue	$13,497	$13,897	$8,349	$5,528	$4,929	$—	$46,200
Depreciation and amortization	1,363	1,433	1,310	1,005	875	110	6,096
Operating income (loss)	1,824	2,756	960	818	37	(205)	6,190
Capital expenditures	1,624	2,533	874	580	633	211	6,455
Capital expenditures (Acquisitions, net of divestitures)	—	27,769	(5,425)	—	1,898	—	24,242

Six months ended June 30, 2008:
Revenue	$26,238	$41,668	$10,444	$11,565	$11,668	$—	$101,583
Depreciation and amortization	2,641	4,316	2,074	2,211	1,897	261	13,400
Operating income (loss)	2,945	7,573	(224)	601	(312)	1,023	11,606
Capital expenditures	2,253	6,247	1,294	2,018	1,370	115	13,297
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	—	—	10
Six months ended June 30, 2007:
Revenue	$25,413	$26,691	$16,487	$10,572	$7,664	$—	$86,827
Depreciation and amortization	2,569	2,751	2,528	1,932	1,276	229	11,285
Operating income (loss)	3,459	5,472	2,429	1,653	145	(425)	12,733
Capital expenditures	4,216	4,632	1,483	1,031	804	281	12,447
Capital expenditures (Acquisitions, net of divestitures)	152	27,769	(4,771)	—	26,241	—	49,391

Total assets:
June 30, 2008	$75,374	$112,261	$78,932	$76,948	$51,503	$22,889	$417,907
December 31, 2007	75,799	109,400	79,847	76,857	51,639	33,181	426,723

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

13. COMMITMENTS AND CONTINGENCIES

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of June 30, 2008, we served approximately 327,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 27 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own two of the transfer stations.

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

We intend to pursue our acquisition strategy primarily with cash on hand and available capacity under our $175 million revolving credit facility.  We may also issue additional debt, and/or additional equity, including common stock or preferred stock, in connection with acquisitions.  As of June 30, 2008, we had approximately $128.1 million available under our existing credit facility.

Since completing our initial public offering in June 2004 through the six months ended June 30, 2008, we have completed 32 acquisitions.  The purchase price for these acquisitions consisted of approximately $225.7 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.  The note receivable was a $10.5 million non-interest bearing promissory note with payments to us in the amount of $125,000 per month for 84 months through June 2014.  In May 2008, the Company sold the note receivable for approximately $6.2 million.

During the three and six months ended June 30, 2008, we acquired certain collection routes from Maguire Disposal, Inc.  The purchase price for this acquisition was approximately $0.3 million of cash.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

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

General Review of Results for the Three and Six Months Ended June 30, 2008

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area increases internalization which increases operating margins, improves operating cash flows and provides substantial leverage in the waste management business.  Our internalization for the three and six months ended June 30, 2008 was 74.6% and 74.7%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Collection	51.1%	50.7%	51.5%	50.5%
Disposal	29.7%	30.8%	30.3%	30.6%
Transfer and other	19.2%	18.5%	18.2%	18.9%
Total uneliminated revenue	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Collection:
Residential	$12,360	$10,339	$24,277	$19,220
Commercial	5,122	4,891	9,993	9,278
Roll-off	15,287	13,428	29,498	25,229
Total collection	32,769	28,658	63,768	53,727
Disposal	19,079	17,410	37,448	32,481
Less Intercompany	7,694	6,654	15,156	12,235
Disposal, net	11,385	10,756	22,292	20,246
Transfer and other	12,327	10,477	22,552	20,064
Less Intercompany	3,735	3,691	7,029	7,210
Transfer and other, net	8,592	6,786	15,523	12,854
Total revenue	$52,746	$46,200	$101,583	$86,827

Please read note 12 to our condensed consolidated financial statements included in Item 1 of this report for certain geographic information related to our operations.

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

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA.  EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including gains (losses) on interest rate swap agreements as well as write-off of deferred financing costs and debt discount), income tax expense, depreciation and amortization, and loss on disposition of note receivable.  We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items is not relevant to our ongoing operations.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Total EBITDA	$13,553	$12,413	$25,100	$24,295
Depreciation and amortization	(6,909)	(6,096)	(13,400)	(11,285)
Interest expense, net	(4,609)	(4,190)	(9,143)	(7,966)
Realized loss on interest rate swap	(1,116)	(110)	(1,423)	(215)
Unrealized gain on interest rate swap	4,809	2,336	516	1,808
Loss on disposition of note receivable	(326)	—	(326)	—
Income tax provision	(2,526)	(1,747)	(800)	(2,709)
Accrued payment-in-kind dividend on preferred stock	(1,011)	(961)	(2,016)	(1,915)
Net income (loss) available to common stockholders	$1,865	$1,645	$(1,492)	$2,013

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three months ended June 30, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended June 30, 2008:
Revenue	$13,668	$21,706	$5,261	$6,166	$5,945	$—	$52,746	100.0
Cost of services	9,885	13,948	3,905	4,251	4,592	—	36,581	69.4
Depreciation and amortization	1,387	2,217	1,048	1,139	983	135	6,909	13.1
General and administrative	844	1,406	480	432	452	(909)	2,705	5.1
Operating income (loss)	$1,552	$4,135	$(172)	$344	$(82)	$774	$6,551	12.4
Three months ended June 30, 2007:
Revenue	$13,497	$13,897	$8,349	$5,528	$4,929	$—	$46,200	100.0
Cost of services	9,323	8,798	5,430	3,306	3,922	—	30,779	66.6
Depreciation and amortization	1,363	1,433	1,310	1,005	875	110	6,096	13.2
General and administrative	987	910	649	399	95	95	3,135	6.8
Operating income (loss)	$1,824	$2,756	$960	$818	$37	$(205)	$6,190	13.4
Increase/(decrease) in 2008 compared to 2007:
Revenue	$171	$7,809	$(3,088)	$638	$1,016	$—	$6,546
Cost of services	562	5,150	(1,525)	945	670	—	5,802
Depreciation and amortization	24	784	(262)	134	108	25	813
General and administrative	(143)	496	(169)	33	357	(1,004)	(430)
Operating income (loss)	$(272)	$1,379	$(1,132)	$(474)	$(119)	$979	$361

Revenue. Total revenue for the three months ended June 30, 2008 increased $6.5 million, or 14.2%, to $52.7 million from $46.2 million for the three months ended June 30, 2007.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $3.9 million of the increase while internal volume decreased $0.9 million, operational price increases contributed $1.8 million, and pricing from fuel surcharges contributed $1.7 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $7.8 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station in late June of 2007.  Revenue in Region III decreased $3.1 million primarily as a result of general economic conditions in Florida and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  We estimate that the Oklahoma operations contributed $0.8 million of the increase in revenue in Region V.  The increase was mainly the result of additional volume brought by the tuck-in acquisitions.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Cost of services. Total cost of services for the three months ended June 30, 2008 increased $5.8 million, or 18.9%, to $36.6 million from $30.8 million for the three months ended June 30, 2007.  We believe that our acquisition program accounted for most of the increase in cost of services.  Fuel prices, which increased 56.3% nationally from the three months ended June 30, 2007 to the three months ended June 30, 2008, contributed to the largest non-acquisition related increase in cost of services.  Other factors of the increase included labor and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II experienced growth through either acquisition or expanded volumes and reflected a corresponding increase in its cost of services.  Region II had an estimated $5.2 million increase in cost of services due to the rapid growth of Texas residential collection operations and the acquisition of Fort Bend Regional Landfill at the end of June 2007.  More employees and vehicles were added in this region, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  Cost of services in Region III decreased $1.5 million as a result of the decrease in revenue in Florida.  The estimated $0.9 million increase in cost of services in Region IV was primarily attributed to the increase in labor, fuel and vehicle-related costs associated with the tuck-in acquisitions in North Carolina in 2007.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 69.4% of revenue for the three months ended June 30, 2008 from 66.6% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher fuel, outside repairs and landfill site maintenance costs.  Diesel fuel costs as a percentage of revenue increased from 7.0% for the three months ended June 30, 2007 to 10.7% for the three months ended June 30, 2008.  In addition, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2008 increased $0.8 million, or 13.3%, to $6.9 million from $6.1 million for the three months ended June 30, 2007.  These increases can be attributed to acquisitions, capital expenditures and increased amortization corresponding with increased landfill volume usage.

General and administrative. Total general and administrative expense for the three months ended June 30, 2008 decreased $0.4 million, or 13.7%, to $2.7 million from $3.1 million for the three months ended June 30, 2007.  The decrease in general and administrative expense was attributable to decreases in payroll-related expenses and professional fees.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.8% of revenue during the three months ended June 30, 2007 to 5.1% of revenue during the three months ended June 30, 2008.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Operating income	$6,551	12.4%	$6,190	13.4%
Interest expense, net	(4,609)	(8.7)	(4,190)	(9.1)
Realized loss on interest rate swap	(1,116)	(2.1)	(110)	(0.2)
Unrealized gain on interest rate swap	4,809	9.1	2,336	5.1
Other income (loss), net	(233)	(0.5)	127	0.3
Income tax provision	(2,526)	(4.8)	(1,747)	(3.8)
Accrued payment-in-kind dividend on preferred stock	(1,011)	(1.9)	(961)	(2.1)
Net income available to common stockholders	$1,865	3.5%	$1,645	3.6%

Interest expense, net. Interest expense, net for the three months ended June 30, 2008 increased $0.4 million, or 10.0%, to $4.6 million from $4.2 million for the three months ended June 30, 2007.  The increase was caused by higher debt balances due to borrowings to finance acquisitions as well as amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Realized loss on interest rate swap. The $1.1 million and $0.1 million losses were related to the cash portion of the interest rate swap we entered into in July 2006 for the three months ended June 30, 2008 and 2007, respectively.

Unrealized gain (loss) on interest rate swap. The $4.8 million and $2.3 million gains were attributable to the recognition of the unrealized gain as of June 30, 2008 and 2007, respectively, of the interest rate swap agreement we entered into in July 2006.  This reflects the mark to market of our interest rate swap.  The $4.8 million unrealized gain was caused by the moderation of future rate cut expectations.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 7 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax provision for the three months ended June 30, 2008 as a percentage of pre-tax income was 46.8% as compared to income tax provision of 40.1% for the three months ended June 30, 2007.  The rate in the current year period reflects a combination of the projected full year tax rate of 43.1% and certain discrete items during the first half of 2008.  The increase in the projected full year rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock. The $1.0 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the six months ended June 30, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Six months ended June 30, 2008:
Revenue	$26,238	$41,668	$10,444	$11,565	$11,668	$—	$101,583	100.0
Cost of services	18,964	26,967	7,635	7,888	9,180	—	70,634	69.5
Depreciation and amortization	2,641	4,316	2,074	2,211	1,897	261	13,400	13.2
General and administrative	1,688	2,812	959	865	903	(1,284)	5,943	5.9
Operating income (loss)	$2,945	$7,573	$(224)	$601	$(312)	$1,023	$11,606	11.4
Six months ended June 30, 2007:
Revenue	$25,413	$26,691	$16,487	$10,572	$7,664	$—	$86,827	100.0
Cost of services	17,412	16,648	10,233	6,188	6,053	—	56,534	65.1
Depreciation and amortization	2,569	2,751	2,528	1,932	1,276	229	11,285	13.0
General and administrative	1,973	1,820	1,297	799	190	196	6,275	7.2
Operating income (loss)	$3,459	$5,472	$2,429	$1,653	$145	$(425)	$12,733	14.7
Increase/(decrease) in 2008 compared to 2007:
Revenue	$825	$14,977	$(6,043)	$993	$4,004	$—	$14,756
Cost of services	1,552	10,319	(2,598)	1,700	3,127	—	14,100
Depreciation and amortization	72	1,565	(454)	279	621	32	2,115
General and administrative	(285)	992	(338)	66	713	(1,480)	(332)
Operating income (loss)	$(514)	$2,101	$(2,653)	$(1,052)	$(457)	$1,448	$(1,127)

Revenue. Total revenue for the six months ended June 30, 2008 increased $14.8 million, or 17.0%, to $101.6 million from $86.8 million for the six months ended June 30, 2007.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimated that acquisitions contributed $10.0 million of the increase while internal volume decreased $1.3 million, operational price increases contributed $3.6 million, and pricing from fuel surcharges contributed $2.5 million.  The above table reflects the total increase in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $15.0 million in Region II was primarily attributed to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station in late June of 2007.  We acquired a majority of our Oklahoma operations in Region V in February 2007.  Those operations were not fully integrated until the second quarter of 2007.  We estimate that the Oklahoma acquisition contributed $4.0 million of the increase in revenue.  Revenue in Region III decreased $6.0 million primarily as a result of general economic conditions in Florida and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Cost of services. Total cost of services for the six months ended June 30, 2008 increased $14.1 million, or 24.9%, to $70.6 million from $56.5 million for the six months ended June 30, 2007.  We believe that our acquisition program accounted for most of the increase in cost of services.  Fuel prices, which increased 47.7% nationally from the six months ended June 30, 2007 to the six months ended June 30, 2008, contributed to the largest non-acquisition related increase in cost of services.  Other factors of the increase included labor and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II and Region V experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region II had an estimated $10.3 million increase in cost of services due to the rapid growth of Texas residential collection operations and the acquisition of Fort Bend Regional Landfill at the end of June 2007.  More employees and vehicles were added in this region, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  The estimated $3.1 million increase in cost of services in Region V was primarily attributed to the acquisition of Oklahoma operations during 2007.  Cost of services in Region III decreased $2.6 million as a result of the decrease in revenue in Florida.  Cost of services in Region I and IV went up by $1.6 million and $1.7 million, respectively, primarily due to the rising fuel costs.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 69.5% of revenue for the six months ended June 30, 2008 from 65.1% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel, outside repairs, landfill site maintenance and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 6.6% for the six months ended June 30, 2007 to 9.8% for the six months ended June 30, 2008.  Since a majority of our fuel increase was experienced from March to June 2008, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2008 increased $2.1 million, or 18.7%, to $13.4 million from $11.3 million for the six months ended June 30, 2007.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative. Total general and administrative expense for the six months ended June 30, 2008 decreased by 5.3% to $5.9 million from $6.3 million for the six months ended June 30, 2007.  The decrease in general and administrative expense was attributable to decreases in payroll-related expenses and professional fees.  Such decrease also resulted in the decrease of overall general and administrative expenses from 7.2% of revenue during the six months ended June 30, 2007 to 5.9% of revenue during the six months ended June 30, 2008.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Operating income	$11,606	11.4%	$12,733	14.7%
Interest expense, net	(9,143)	(9.0)	(7,966)	(9.2)
Realized loss on interest rate swap	(1,423)	(1.4)	(215)	(0.2)
Unrealized gain on interest rate swap	516	0.5	1,808	2.0
Other income (loss), net	(232)	(0.2)	277	0.3
Income tax provision	(800)	(0.8)	(2,709)	(3.1)
Accrued payment-in-kind dividend on preferred stock	(2,016)	(2.0)	(1,915)	(2.2)
Net income (loss) available to common stockholders	$(1,492)	(1.5)%	$2,013	2.3%

Interest expense, net. Interest expense, net for the six months ended June 30, 2008 increased by 14.8% to $9.1 million from $8.0 million for the six months ended June 30, 2007.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  The increase was also attributed to $0.2 million decrease in interest income and $0.2 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Realized loss on interest rate swap. The $1.4 million and $0.2 million losses were related to the cash portion of the interest rate swap we entered into in July 2006 for the six months ended June 30, 2008 and 2007, respectively.

Unrealized gain (loss) on interest rate swap. The $0.5 million and $1.8 million gains were attributable to the recognition of the unrealized gain as of June 30, 2008 and 2007, respectively, of the interest rate swap agreement we entered into in July 2006.  This reflects the mark to market of our interest rate swap.  At the time we entered into the swap, we had no floating rate debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 7 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax provision for the six months ended June 30, 2008 as a percentage of pre-tax income was 60.4% as compared to income tax provision of 40.8% for the six months ended June 30, 2007.  The rate in the current year period reflects a combination of the projected full year tax rate of 43.1% and certain discrete items during the first half of 2008.  The increase in the projected full year rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock. The $2.0 million and $1.9 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the six months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, we had total outstanding long-term debt of approximately $196.4 million, consisting of $150 million of senior notes, $35.6 million outstanding under our credit facilities, approximately $4.7 million of various seller notes, approximately $6.0 million of assumed tax-exempt Environmental Facilities Revenue Bonds associated with acquisitions, and approximately $0.1 million of equipment notes.  This represented a decrease of $2.8 million over our total debt outstanding as of December 31, 2007.  The decrease in outstanding debt since December 31, 2007 was primarily due to repayments of $4.0 million seller notes, $2.8 million Environmental Facilities Revenue Bonds and various equipment notes, partially offset by $4.3 million additional borrowings under the credit facility.  As of June 30, 2008, we had $31.0 million outstanding under the revolving credit facility, approximately $4.6 million in the swing-line feature under our credit facility and approximately $11.3 million in letters of credit secured by the credit facility, leaving $128.1 million in available capacity under the facility.  With $0.5 million of cash on hand at June 30, 2008, our total capacity for potential acquisitions was approximately $128.6 million.

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

The preferred shares are immediately convertible at Ares’ discretion into 8,593,252 shares of our common stock, which would represent approximately 33.1% of our outstanding common stock on a post-conversion basis as of June 30, 2008.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 36.5% of the post-conversion shares outstanding.

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

Tax-Exempt Bonds

During the six months ended June 30, 2008, we repaid $2.8 million of Environmental Facilities Revenue Bonds.  As of June 30, 2008, we had $6.0 million of tax-exempt bonds outstanding.  Additionally, we have notified the Trustee of the remaining Environmental Facilities Revenue Bonds that we intend to repay all outstanding amounts on September 1, 2008.

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2008 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 5, 2008.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $11.5 million and $13.5 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income and deferred taxes as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, prepaid disposal usage, stock-based compensation and unrealized gain on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $14.1 million and $85.3 million for the six months ended June 30, 2008 and 2007, respectively.  Acquisitions of businesses accounted for $72.6 million of the decrease over the prior year period, partially offset by $1.4 million of increased capital expenditures for normal operations.

Net cash provided by (used in) financing activities for the six months ended June 30, 2008 and 2007 was $(4.5) million and $22.2 million, respectively.  Net cash provided by (used in) financing activities mainly includes repayments of debt, payments under the common stock repurchase program, and borrowings under our credit facilities, in all periods.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 9 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2007.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2007.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At June 30, 2008, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of June 30, 2008, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of June 30, 2008, we have included 156 million cubic yards of expansion airspace with estimated development costs of approximately $105.1 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2008 and the year ended December 31, 2007:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$5,586	$10,483
Accretion expense (in thousands)	278	483
Closure and post-closure cost (in thousands)	—	513
	$5,864	$11,479
Airspace consumed (in thousands of cubic yards)	2,836	5,456
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.07	$2.10

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At June 30, 2008, the related floating rate was 2.80%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the six months ended June 30, 2008, the net difference between the fixed amount we paid and the floating amount we received was $1.4 million.  Based on the three-month LIBOR rates in effect at June 30, 2008 and throughout 2008, we anticipate that the interest rate swap will have a greater impact on our financial results for the rest of 2008.  Considering the rates in effect at June 30, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $2.2 million for the remaining six months of 2008.  At the time we entered into the swap, we had no floating rate LIBOR debt and no such floating rate interest payments were probable of being incurred in the near future.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of June 30, 2008 and December 31, 2007, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $114.4 million.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.1 million annually while a 100 basis point decrease in interest rates would result in $1.1 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of June 30, 2008, the fair value of these notes, based on quoted market prices, was approximately $148.5 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please read note 13 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS.

In general, there have been no significant changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2008	10,270	(1)	$6.24	—	—
May 1 – May 31, 2008	240,428	(2)	$5.26	240,428	$8,736,143
June 1 – June 30, 2008	71,537	(2)	$5.85	71,537	$8,317,738
Total	322,235		$5.42	311,965	$8,317,738

(1)	Represents shares of our common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock.

(2)	Represents shares of our common stock purchased under the common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

We held our Annual Meeting of Stockholders (the Annual Meeting) on June 3, 2008 in Houston, Texas to elect seven directors to serve until the 2009 Annual Meeting of Stockholders and to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  A total of 14,565,331 shares of our common stock were present at the Annual Meeting in person or by proxy, which represented 84.3% of the outstanding shares of our common stock as of April 15, 2008, the record date for the Annual Meeting.

Stockholders elected the seven director nominees at the Annual Meeting based on the following vote tabulation:

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Tom J. Fatjo, Jr.	13,119,069	—	1,446,262	—	—
Jerome M. Kruszka	13,187,447	—	1,377,884	—	—
Ballard O. Castleman	14,420,155	—	145,176	—	—
Richard E. Bean	12,718,443	—	1,846,888	—	—
Roger A. Ramsey	14,420,155	—	145,176	—	—
Preston Moore, Jr.	14,420,155	—	145,176	—	—
Honorable John V. Singleton	14,410,619	—	154,712	—	—

Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
14,540,660	24,621	—	50	—

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)

Date: August 7, 2008

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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