Form 10-Q
period 2008-09-30
WCA WASTE CORP
filed 2008-11-06
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
or
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

As of November 1, 2008, there were 16,473,573 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 939,790 shares of treasury stock.

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

Our business is subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements.  These include, but are not limited to, the following:

•
The current weakening of U.S. economic conditions and the related decline in construction activity, as well as any future downturns, may reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows;

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

•	efforts by labor unions to organize our employees could divert management attention and increase our operating expenses;

•	current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business;

•	poor decisions by our regional and local managers could result in the loss of customers or an increase in costs, or adversely affect our ability to obtain future business;

•	we are vulnerable to factors affecting our local markets, which could adversely affect our stock price relative to our competitors; and

•	seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.

Our future financial performance may also depend on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:

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

Our business and the performance of our stock price are subject to risks related to our management, governance and capital structure.  They include, but are not limited to, the following:

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

Our business is capital intensive and depends on our ability to generate sufficient cash flow from operations and, from time to time, to access our credit facility or other capital sources, each of which are subject to various risks and uncertainties including, but not limited to, the following:

•	we have a substantial amount of debt which could adversely affect our operations and financial performance;

•	the provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business;

•
we may encounter the need to make substantial capital outlays that exceed our cash flow from operations, in which event we would need to borrow additional funds under our credit facility or obtain other sources of capital or financing;

•	we are subject to certain financial and other covenants under our credit agreement which may, in the future, limit our ability to borrow under such facility;

•	our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us or any of the lenders under our credit facility;

•
in light of the recent deterioration in the capital and credit markets, our ability to access and borrow under the credit facility is subject to liquidity and market risk factors that are beyond our control; and

•	if our current sources of liquidity were insufficient, we may have to seek additional financing, which may not be available and, if available, may be on terms that are unfavorable.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,865	$1,138
Restricted cash	—	351
Accounts receivable, net of allowance for doubtful accounts of $1,024 (unaudited) and $1,498, respectively	24,783	22,946
Deferred tax assets	3,627	3,627
Prepaid expenses and other	2,579	6,937
Total current assets	32,854	34,999

Property and equipment, net of accumulated depreciation and amortization of $104,705 (unaudited) and $86,122, respectively	274,487	270,384
Goodwill, net	102,490	102,112
Intangible assets, net	6,797	7,271
Deferred financing costs, net	3,986	4,610
Restricted cash — debt service reserve fund	—	988
Long-term note receivable, less current maturities	—	6,101
Other assets	680	258
Total assets	$421,294	$426,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,515	$9,856
Accrued liabilities and other	22,255	18,269
Note payable	214	4,716
Current maturities of long-term debt	85	699
Total current liabilities	32,069	33,540

Long-term debt, less current maturities and discount	193,677	198,149
Interest rate swap	3,448	4,677
Accrued closure and post-closure liabilities	7,359	6,560
Deferred tax liabilities	12,833	11,620
Other long-term liabilities	1,813	1,813
Total liabilities	251,199	256,359

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 828 shares; issued and outstanding 828 shares and 805 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 17,413 shares and 17,083 shares, respectively	174	171
Treasury stock, at cost – 602 shares and 18 shares, respectively	(3,262)	(174)
Additional paid-in capital	171,278	166,665
Retained earnings	1,897	3,694
Total stockholders’ equity	170,095	170,364
Total liabilities and stockholders’ equity	$421,294	$426,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$52,782	$48,421	$154,365	$135,248
Expenses:
Cost of services	36,060	30,636	106,694	87,170
Depreciation and amortization	6,738	6,515	20,138	17,800
General and administrative (including stock-based compensation of $568, $482, $1,736 and $1,248, respectively)	3,019	3,163	8,962	9,438
	45,817	40,314	135,794	114,408
Operating income	6,965	8,107	18,571	20,840

Other income (expense):
Interest expense, net	(4,642)	(4,384)	(13,785)	(12,350)
Impact of interest rate swap	(962)	(2,941)	(1,869)	(1,348)
Other income (loss), net	127	71	(105)	348
	(5,477)	(7,254)	(15,759)	(13,350)

Income before income taxes	1,488	853	2,812	7,490
Income tax provision	(768)	(343)	(1,568)	(3,052)
Net income	720	510	1,244	4,438
Accrued payment-in-kind dividend on preferred stock	(1,025)	(977)	(3,041)	(2,892)
Net income (loss) available to common stockholders	$(305)	$(467)	$(1,797)	$1,546

Net income (loss) available to common stockholders:
Earnings per share — basic	$(0.02)	$(0.03)	$(0.11)	$0.09

Earnings per share — diluted	$(0.02)	$(0.03)	$(0.11)	$0.09

Weighted average shares outstanding — basic	16,248	16,470	16,425	16,450

Weighted average shares outstanding — diluted	16,248	16,470	16,425	16,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,244	$4,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,138	17,800
Non-cash compensation charge	1,736	1,248
Amortization of deferred financing costs and debt discount	1,036	672
Deferred tax provision	1,568	3,052
Accretion expense for closure and post-closure obligations	418	362
Gain on sale of assets	(221)	(348)
Loss on disposition of note receivable	326	—
Unrealized (gain) loss on interest rate swap	(643)	1,027
Prepaid disposal usage	—	1,037
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,023)	(4,667)
Prepaid expenses and other	(602)	(2,412)
Accounts payable and other liabilities	2,923	5,945
Net cash provided by operating activities	25,900	28,154

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(236)	(76,083)
Proceeds from sale of fixed assets	369	404
Principal of note receivable	304	—
Proceeds from disposition of note receivable	6,225	—
Cost incurred on possible acquisitions	(450)	(54)
Capital expenditures	(24,144)	(20,935)
Net cash used in investing activities	(17,932)	(96,668)

Cash flows from financing activities:
Principal payments on long-term debt	(13,215)	(816)
Net change in revolving line of credit	7,723	22,700
Payments under common stock repurchase program	(3,088)	—
Decrease in restricted cash	1,339	143
Equity transaction costs	—	(5)
Deferred financing costs	—	(12)
Net cash provided by (used in) financing activities	(7,241)	22,010

Net change in cash and cash equivalents	727	(46,504)
Cash and cash equivalents at beginning of period	1,138	52,207
Cash and cash equivalents at end of period	$1,865	$5,703

Supplemental cash flow information:
Interest paid	$9,930	$8,968
Interest rate swap paid	1,596	215
Income taxes paid	355	105

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 5, 2008 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007.  The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

In preparing its financial statements, the Company makes numerous estimates and assumptions affecting the accounting for, and recognition and disclosure of, assets, liabilities, stockholders’ equity, revenues and expenses.  The most difficult, uncertain and subjective estimates and assumptions that the Company makes relate to accounting for landfills, asset impairments, and self-insurance reserves and recoveries.  The Company makes estimates and assumptions because some of the information that it uses in accounting, recognition and disclosure depends upon future events, other information cannot be precisely determined based on available data or based on generally accepted methodologies.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.  The Company conducts its annual impairment test of goodwill as of October 31 of each year.  Based on the last impairment test as of October 31, 2007, the Company determined that there was no impairment of goodwill.  No events or circumstances from that date through September 30, 2008 indicated that an interim assessment was necessary.

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

2. ACQUISITIONS

The Company completed one acquisition during the nine months ended September 30, 2008.  On January 2, 2008, the Company acquired certain collection routes in Oklahoma City, Oklahoma from Maguire Disposal, Inc., for approximately $0.3 million in cash.

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

Subsequently, on October 1, 2008, the Company acquired the assets of Advantage Waste Services, LLC and its affiliates for approximately $6.4 million, subject to a post-closing working capital adjustment.  The acquisition included a collection operation in and around Springfield, Missouri and a transfer station located in Verona, Missouri.  On October 31, 2008, the Company acquired the front-end load commercial collection business of Advanced Waste Services for approximately $1.7 million, subject to a post-closing working capital adjustment.  The acquisition included approximately 170 commercial accounts in the greater Houston, Texas market area.

3. STOCK-BASED COMPENSATION

The Company established the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  The plan authorizes the issuance of up to 2,250,000 shares.  As of September 30, 2008, there were approximately 587,000 remaining shares authorized for issuance.

There were no restricted share grants during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, 388,420 restricted shares of the Company’s common stock were granted to certain officers and key employees with an aggregate market value of $2.5 million on the grant dates.  The value of the restricted shares, net of unearned compensation, was included as additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	758	$6.98		594	$7.85
Granted	—	—		388	6.38
Vested	(51)	7.68		(255)	8.22
Forfeited	(2)	6.28		(22)	7.13
Unvested at September 30, 2008	705	$6.93	2.91	705	$6.93	2.91

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	586	$9.52		621	$9.51
Grants	—	—		—	—
Forfeitures	(4)	9.50		(39)	9.50
Outstanding at September 30, 2008	582	$9.52	5.74	582	$9.52	5.74

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of September 30, 2008, there was no intrinsic value as of September 30, 2008.

4. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$720	$510	$1,244	$4,438
Accrued payment-in-kind dividend on preferred stock	(1,025)	(977)	(3,041)	(2,892)
Net income (loss) available to common stockholders for diluted earnings per share	$(305)	$(467)	$(1,797)	$1,546

Denominator:
Weighted average basic shares outstanding	16,248	16,470	16,425	16,450
Dilutive effect of restricted share issuances	—	—	—	40
Weighted average diluted shares outstanding	16,248	16,470	16,425	16,490

Earnings per share:
Basic	$(0.02)	$(0.03)	$(0.11)	$0.09
Diluted	$(0.02)	$(0.03)	$(0.11)	$0.09

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Stock options	582	624	582	624
Restricted shares	705	613	705	79
Convertible preferred stock	8,700	8,259	8,579	8,166
Convertible debt	790	636	790	636
	10,777	10,132	10,656	9,505

5. NOTE RECEIVABLE

On June 29, 2007, in connection with the acquisition of a landfill, a transfer station, collection routes and other assets in Houston, Texas from Waste Services, Inc. (WSI), the Company received a $10.5 million non-interest bearing promissory note issued by WSI with payments to the Company in the amount of $125,000 per month for 84 months through June 2014.  On May 29, 2008, the Company sold the note receivable with the carrying value of approximately $6.5 million for approximately $6.2 million.  The Company recognized the $0.3 million loss on disposition of the note receivable as other loss in the accompanying condensed consolidated statements of operations.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (4.47% and 6.55% at September 30, 2008 and December 31, 2007, respectively)	39,000	31,277
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.91% weighted average rate at December 31, 2007)	—	8,815
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.64% and 6.69% at September 30, 2008 and December 31, 2007, respectively	59	459
Note payable, with interest rate of 5%, due in January 2010	128	128
Seller convertible note, with interest rate of 5%, due in December 2009	3,000	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	—	4,000
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	193,762	199,254
Less debt discount	—	406
Less current maturities	85	699
	$193,677	$198,149

The Company has a $175 million revolving credit facility.  As of September 30, 2008, there were $39.0 million outstanding under the revolving line of credit and $11.3 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $124.7 million in available capacity under the revolving credit facility.

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  On October 22, 2008, the Company entered into an amendment to its revolving credit facility for the purpose of amending the credit agreement to maintain the ratio of EBIT to Debt Service at 1.25:1, through maturity, rather than such ratio stepping up to 1.5:1 as previously scheduled.  The EBIT to Debt Service ratio is determined on a trailing 12 month basis.  In connection with this amendment, the interest rate spreads on both LIBOR and Prime-based borrowings under the revolving credit facility increased by 0.75% and the Company paid $0.9 million in amendment fees.  Additionally, the lenders under the revolving credit facility permitted the Company to repay, prior to maturity, the notes and bonds discussed below.

In April 2008, the Company repaid $4.0 million of the seller convertible notes with interest rate of 8%.  In June 2008, the Company redeemed $2.8 million of Environmental Facilities Revenue Bonds with interest rate of 8.75%.  In September 2008, the Company redeemed $6.0 million of Environmental Facilities Revenue Bonds with interest rate ranging from 8.5% to 9%.  The funds used for these transactions primarily came from available cash on hand and borrowings under the credit facility.

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of September 30, 2008.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

7. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations as a non-cash gain or loss.  During the three and nine months ended September 30, 2008, the Company reflected $1.0 million and $1.9 million related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized portion of this swap was $1.1 million and $2.5 million, respectively, and the unrealized gain in the mark to market of the swap was $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2008.  During the three and nine months ended September 30, 2007, the Company reflected $2.9 million and $1.3 million related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized portion of the swap was $0.1 million and $0.3 million, respectively, and the unrealized loss in the mark to market of the swap was $2.8 million and $1.0 million, respectively, for the three and nine months ended September 30, 2007.

8. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (dollars in thousands).  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$6,698	$—	$6,698
Total liabilities	$—	$6,698	$—	$6,698

9. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At September 30, 2008, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2008, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2007 to September 30, 2008:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2007	$177,699	$6,560
Capital expenditures	9,879	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(8,314)	—
Obligations incurred and capitalized	381	381
Interest accretion	—	418
September 30, 2008	$179,655	$7,359

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2008	2007
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	7,359	6,560
Total recorded	$7,359	$6,560

The Company’s total anticipated cost for future closure and post-closure activities is $161.3 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $28.8 million and $26.9 million at September 30, 2008 and December 31, 2007, respectively.

10. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the nine months ended September 30, 2008 based upon the Company’s anticipated 2008 annual effective income tax rate of 46.4% as compared to 40.7% for the nine months ended September 30, 2007.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2008 annual effective income tax rate of 46.4%, the Company reflected an additional 9.3% of income taxes in the nine months ended September 30, 2008 for discrete items within the period related to stock-based compensation expense and differences in management’s estimated utilization of state net operating loss carryforwards.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the nine months ended September 30, 2008, the Company accrued approximately $4,000 of interest and penalties.

11. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company issued 365,910 restricted shares, net of forfeitures, under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over periods ranging from one to three years from the issue date.  In addition, on April 16, 2008, the Company's Board of Directors authorized the repurchase of up to $10 million of its common shares from time to time in open market or private transactions.  The timing and actual number of shares purchased will depend on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions.  The stock repurchase program may be suspended or discontinued at any time, either with or without public announcement.  During the nine months ended September 30, 2008, the Company repurchased 583,976 shares of its common stock for approximately $3.1 million.  The following table reflects the changes in stockholders’ equity from December 31, 2007 to September 30, 2008:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total
December 31, 2007	$8	$171	$(174)	$166,665	$3,694	$170,364
Net income	—	—	—	—	1,244	1,244
Accrued payment-in-kind dividend on preferred stock	—	—	—	3,041	(3,041)	—
Issuance of restricted shares to employees	—	4	—	(4)	—	—
Accretion of unearned compensation	—	—	—	1,921	—	1,921
Restricted shares withheld	—	(1)	—	(345)	—	(346)
Common stock repurchased under repurchase program	—		(3,088)	—	—	(3,088)
September 30, 2008	$8	$174	$(3,262)	$171,278	$1,897	$170,095

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, including the acquisition of the Company or a public offering of the Company’s common stock, all five years’ worth of cumulative PIK dividends would accelerate.  The preferred stockholder holds certain preferential rights, including the appointment of two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

12. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Collection:
Residential	$12,875	$10,942	$37,152	$30,162
Commercial	5,384	4,921	15,377	14,199
Roll-off	14,723	13,165	44,221	38,394
Total collection	32,982	29,028	96,750	82,755
Disposal	18,297	19,703	55,745	52,184
Less Intercompany	7,415	7,334	22,571	19,569
Disposal, net	10,882	12,369	33,174	32,615
Transfer and other	12,553	10,449	35,105	30,513
Less Intercompany	3,635	3,425	10,664	10,635
Transfer and other, net	8,918	7,024	24,441	19,878
Total revenue	$52,782	$48,421	$154,365	$135,248

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three and nine months ended September 30, 2008 and 2007:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended September 30, 2008:
Revenue	$13,802	$22,317	$4,747	$5,921	$5,995	$—	$52,782
Depreciation and amortization	1,311	2,226	995	1,054	1,035	117	6,738
Operating income (loss)	1,556	4,485	(378)	710	116	476	6,965
Capital expenditures	2,428	6,098	1,433	91	267	13	10,330
Capital expenditures (Acquisitions, net of divestitures)	—	—	—	—	—	—	—
Three months ended September 30, 2007:
Revenue	$13,790	$16,861	$6,822	$5,480	$5,468	$—	$48,421
Depreciation and amortization	1,373	1,912	1,117	1,096	909	108	6,515
Operating income (loss)	2,875	3,518	849	830	306	(271)	8,107
Capital expenditures	2,054	3,632	987	1,070	650	95	8,488
Capital expenditures (Acquisitions, net of divestitures)	—	(216)	483	—	704	—	971

Nine months ended September 30, 2008:
Revenue	$40,040	$63,985	$15,191	$17,486	$17,663	$—	$154,365
Depreciation and amortization	3,952	6,542	3,069	3,265	2,932	378	20,138
Operating income (loss)	4,501	12,058	(602)	1,311	(196)	1,499	18,571
Capital expenditures	4,681	12,345	2,727	2,109	1,637	128	23,627
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	—	—	10
Nine months ended September 30, 2007:
Revenue	$39,203	$43,552	$23,309	$16,052	$13,132	$—	$135,248
Depreciation and amortization	3,942	4,663	3,645	3,028	2,185	337	17,800
Operating income (loss)	6,334	8,990	3,278	2,483	451	(696)	20,840
Capital expenditures	6,270	8,264	2,470	2,101	1,454	376	20,935
Capital expenditures (Acquisitions, net of divestitures)	152	27,553	(4,288)	—	26,945	—	50,362

Total assets:
September 30, 2008	$76,177	$117,913	$78,232	$75,796	$50,785	$22,391	$421,294
December 31, 2007	75,799	109,400	79,847	76,857	51,639	33,181	426,723

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of September 30, 2008, we served approximately 341,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own four of the transfer stations.

Acquisitions

Through the first quarter of 2008, our growth came primarily from acquisitions.  Since completing our initial public offering in June 2004 through the nine months ended September 30, 2008, we have completed 32 acquisitions.  The purchase price for these acquisitions consisted of approximately $225.7 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.  The note receivable was a $10.5 million non-interest bearing promissory note with payments to us in the amount of $125,000 per month for 84 months through June 2014.  In May 2008, the Company sold the note receivable with the carrying value of approximately $6.5 million for approximately $6.2 million.  Additionally, on October 1, 2008, we acquired the assets of Advantage Waste Services, LLC and its affiliates for approximately $6.4 million, subject to a post-closing working capital adjustment.  The acquisition included a collection operation in and around Springfield, Missouri and a transfer station located in Verona, Missouri.  On October 31, 2008, we acquired the front-end load commercial collection business of Advanced Waste Services for approximately $1.7 million, subject to a post-closing working capital adjustment.  The acquisition included approximately 170 commercial accounts in the greater Houston, Texas market area.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

In markets where we already own a landfill, we still intend to focus on expanding our presence by acquiring companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions).  Tuck-in acquisitions are sought to provide growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	II	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	IV	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	IV	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	IV	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	IV	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	III	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	III	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	III	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	V	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	III	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	III	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	III	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	V	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	V	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	V	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	IV	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	IV	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	V	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection

 (*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

We will continue to seek and pursue attractive acquisition opportunities; however, as reflected by our reduced acquisition activity in 2008, we intend to pursue selective acquisitions by focusing on those opportunities that most effectively leverage our existing infrastructure.

General Review of Results for the Three and Nine Months Ended September 30, 2008

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area increases internalization which increases operating margins, improves operating cash flows and provides substantial leverage in the waste management business.  Our internalization for the three and nine months ended September 30, 2008 was 70.7% and 73.3%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Collection	51.7%	49.1%	51.6%	50.0%
Disposal	28.7%	33.3%	29.7%	31.5%
Transfer and other	19.6%	17.6%	18.7%	18.5%
Total uneliminated revenue	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Collection:
Residential	$12,875	$10,942	$37,152	$30,162
Commercial	5,384	4,921	15,377	14,199
Roll-off	14,723	13,165	44,221	38,394
Total collection	32,982	29,028	96,750	82,755
Disposal	18,297	19,703	55,745	52,184
Less Intercompany	7,415	7,334	22,571	19,569
Disposal, net	10,882	12,369	33,174	32,615
Transfer and other	12,553	10,449	35,105	30,513
Less Intercompany	3,635	3,425	10,664	10,635
Transfer and other, net	8,918	7,024	24,441	19,878
Total revenue	$52,782	$48,421	$154,365	$135,248

Please read note 12 to our condensed consolidated financial statements included in Item 1 of this report for certain geographic information related to our operations.

Costs of services include, but are not limited to, labor, fuel and other operating expenses, equipment maintenance, disposal fees paid to third-party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third-party transportation expense and state and local waste taxes.  We are self-insured for up to $100,000, $250,000 and $250,000 of our general liability, workers’ compensation and automobile liability per claim, respectively.  The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services.

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

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA.  EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), impact of interest rate swap agreements, income tax expense, depreciation and amortization, and loss on disposition of note receivable.  We also compute EBITDA before the cumulative effect of change in accounting principle and before considering the effect of discontinued operations as the effect of these items is not relevant to our ongoing operations.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Total EBITDA	$13,830	$14,693	$38,930	$38,988
Depreciation and amortization	(6,738)	(6,515)	(20,138)	(17,800)
Interest expense, net	(4,642)	(4,384)	(13,785)	(12,350)
Impact of interest rate swap	(962)	(2,941)	(1,869)	(1,348)
Loss on disposition of note receivable	—	—	(326)	—
Income tax provision	(768)	(343)	(1,568)	(3,052)
Accrued payment-in-kind dividend on preferred stock	(1,025)	(977)	(3,041)	(2,892)
Net income (loss) available to common stockholders	$(305)	$(467)	$(1,797)	$1,546

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the three months ended September 30, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended September 30, 2008:
Revenue	$13,802	$22,317	$4,747	$5,921	$5,995	$—	$52,782	100.0
Cost of services	10,092	14,200	3,651	3,724	4,393	—	36,060	68.3
Depreciation and amortization	1,311	2,226	995	1,054	1,035	117	6,738	12.8
General and administrative	843	1,406	479	433	451	(593)	3,019	5.7
Operating income (loss)	$1,556	$4,485	$(378)	$710	$116	$476	$6,965	13.2
Three months ended September 30, 2007:
Revenue	$13,790	$16,861	$6,822	$5,480	$5,468	$—	$48,421	100.0
Cost of services	8,556	10,520	4,247	3,155	4,158	—	30,636	63.3
Depreciation and amortization	1,373	1,912	1,117	1,096	909	108	6,515	13.5
General and administrative	986	911	609	399	95	163	3,163	6.5
Operating income (loss)	$2,875	$3,518	$849	$830	$306	$(271)	$8,107	16.7
Increase/(decrease) in 2008 compared to 2007:
Revenue	$12	$5,456	$(2,075)	$441	$527	$—	$4,361
Cost of services	1,536	3,680	(596)	569	235	—	5,424
Depreciation and amortization	(62)	314	(122)	(42)	126	9	223
General and administrative	(143)	495	(130)	34	356	(756)	(144)
Operating income (loss)	$(1,319)	$967	$(1,227)	$(120)	$(190)	$747	$(1,142)

Revenue. Total revenue for the three months ended September 30, 2008 increased $4.4 million, or 9.0%, to $52.8 million from $48.4 million for the three months ended September 30, 2007.  Our growth in revenue between the periods has been primarily driven by a combination of acquisition contributions, price increases and fuel surcharges.  We estimate that acquisitions contributed $2.8 million of the increase while internal volume decreased $2.3 million, operational price increases contributed $1.9 million, and pricing from fuel surcharges contributed $2.0 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $5.5 million in Region II was primarily attributable to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the integration of a landfill and a transfer station acquired in late June of 2007.  Revenue in Region III decreased $2.1 million primarily as a result of weakening general economic conditions in Florida and our divestiture of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisitions” above.

Cost of services. Total cost of services for the three months ended September 30, 2008 increased $5.4 million, or 17.7%, to $36.1 million from $30.6 million for the three months ended September 30, 2007.  Fuel prices, which increased 49.9% nationally from the three months ended September 30, 2007 to the three months ended September 30, 2008, was the largest component of the increase in cost of services.  Other factors that led to the increase included labor and disposal costs, which were partially associated with our acquisition program.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II experienced growth through either acquisition or expanded volumes and reflected a corresponding increase in its cost of services.  Region II had an estimated $3.7 million increase in cost of services due to the rapid growth of Texas residential collection operations as we expanded our utilization of Fort Bend Regional Landfill acquired at the end of June 2007.  More employees and vehicles were added in this region, which caused the increase in labor, fuel and insurance costs.  In addition, third party disposal and hauling costs increased as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  Cost of services in Region I increased $1.5 million as a result of the increase in fuel, disposal and landfill site maintenance costs.  The increase in third party disposal was due to the temporary redirection of waste from one of our landfills and increased disposal at a third party landfill.  Weather-related leachate treatement costs resulted in the increase in landfill site maintenance costs.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 68.3% of revenue for the three months ended September 30, 2008 from 63.3% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher fuel, disposal and landfill site maintenance costs.  Diesel fuel costs as a percentage of revenue increased from 6.9% for the three months ended September 30, 2007 to 10.0% for the three months ended September 30, 2008.  In addition, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Operating income	$6,965	13.2%	$8,107	16.7%
Interest expense, net	(4,642)	(8.8)	(4,384)	(9.0)
Impact of interest rate swap	(962)	(1.8)	(2,941)	(6.1)
Other income, net	127	0.2	71	0.1
Income tax provision	(768)	(1.5)	(343)	(0.7)
Accrued payment-in-kind dividend on preferred stock	(1,025)	(1.9)	(977)	(2.0)
Net loss available to common stockholders	$(305)	(0.6)%	$(467)	(1.0)%

Interest expense, net. Interest expense, net for the three months ended September 30, 2008 increased by 5.9% to $4.6 million from $4.4 million for the three months ended September 30, 2007.  The increase was mainly caused by amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap. The impact of interest rate swap for the three months ended September 30, 2008 was attributable to a $1.1 million loss related to the realized portion of the interest rate swap we entered into in July 2006, partially offset by a $0.1 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended September 30, 2007 consisted of a $0.1 million loss related to the realized portion of the interest rate swap and a $2.8 million loss related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 7 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax provision for the three months ended September 30, 2008 as a percentage of pre-tax income was 51.6% as compared to income tax provision of 40.2% for the three months ended September 30, 2007.  The rate in the current year period reflects a combination of the projected full year tax rate of 46.4% and certain discrete items during the first nine months of 2008.  The increase in the projected full year rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock. The $1.0 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Arkansas, Texas; Region III: Alabama, Florida; Region IV: North Carolina, South Carolina, Tennessee; Region V: Colorado, New Mexico, Oklahoma) for the nine months ended September 30, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Nine months ended September 30, 2008:
Revenue	$40,040	$63,985	$15,191	$17,486	$17,663	$—	$154,365	100.0
Cost of services	29,056	41,167	11,286	11,612	13,573	—	106,694	69.1
Depreciation and amortization	3,952	6,542	3,069	3,265	2,932	378	20,138	13.1
General and administrative	2,531	4,218	1,438	1,298	1,354	(1,877)	8,962	5.8
Operating income (loss)	$4,501	$12,058	$(602)	$1,311	$(196)	$1,499	$18,571	12.0
Nine months ended September 30, 2007:
Revenue	$39,203	$43,552	$23,309	$16,052	$13,132	$—	$135,248	100.0
Cost of services	25,968	27,168	14,480	9,343	10,211	—	87,170	64.4
Depreciation and amortization	3,942	4,663	3,645	3,028	2,185	337	17,800	13.2
General and administrative	2,959	2,731	1,906	1,198	285	359	9,438	7.0
Operating income (loss)	$6,334	$8,990	$3,278	$2,483	$451	$(696)	$20,840	15.4
Increase/(decrease) in 2008 compared to 2007:
Revenue	$837	$20,433	$(8,118)	$1,434	$4,531	$—	$19,117
Cost of services	3,088	13,999	(3,194)	2,269	3,362	—	19,524
Depreciation and amortization	10	1,879	(576)	237	747	41	2,338
General and administrative	(428)	1,487	(468)	100	1,069	(2,236)	(476)
Operating income (loss)	$(1,833)	$3,068	$(3,880)	$(1,172)	$(647)	$2,195	$(2,269)

Revenue. Total revenue for the nine months ended September 30, 2008 increased by 14.1% to $154.4 million from $135.2 million for the nine months ended September 30, 2007.  Our growth in revenue between the periods has been primarily driven by acquisitions.  We estimate that acquisitions contributed $12.7 million of the increase while internal volume decreased $3.3 million, operational price increases contributed $5.3 million, and pricing from fuel surcharges contributed $4.4 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $20.4 million in Region II was primarily attributable to the volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station in late June of 2007.  We acquired a majority of our Oklahoma operations in Region V in February 2007.  Those operations were not fully integrated until the second quarter of 2007.  We estimate that the Oklahoma acquisition contributed $4.5 million of the increase in revenue.  The revenue increase of 1.4 million in Region IV was mainly due to the two North Carolina acquisitions completed in October 2007.  Revenue in Region III decreased $8.1 million primarily as a result of weakening general economic conditions in Florida and our divestiture of a transfer station and collection operations in Fort Myers, Florida.  For more information on the factors affecting our estimates, please see “—Acquisitions” above.

Cost of services. Total cost of services for the nine months ended September 30, 2008 increased $19.5 million, or 22.4%, to $106.7 million from $87.2 million for the nine months ended September 30, 2007.  We believe that our acquisition program accounted for most of the increase in cost of services.  Fuel prices, which increased 48.5% nationally from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, was the largest non-acquisition related component of the increase in cost of services.  Other factors that led to the increase included labor and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II, Region IV and Region V experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region II had an estimated $14.0 million increase in cost of services due to the rapid growth of Texas residential collection operations as we expanded our utilization of Fort Bend Regional Landfill acquired at the end of June 2007.  More employees and vehicles were added in this region, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  Cost of services in Region I went up by $3.1 million due to the rising fuel costs and the increase in third party disposal costs.  The increase in third party disposal was due to the temporary redirection of waste from one of our landfills and increased disposal at a third party landfill.  The increase of $2.3 million in cost of services in Region IV was mainly attributable to a combination of rising fuel costs and the North Carolina acquisitions in 2007.  The estimated $3.4 million increase in cost of services in Region V was primarily attributable to the acquisitions of Oklahoma operations during 2007.  Cost of services in Region III decreased $3.2 million as a result of the decrease in revenue in Florida.  For more information on the factors affecting our estimates, please see “—Acquisition Strategy” above.

Overall cost of services increased to 69.1% of revenue for the nine months ended September 30, 2008 from 64.4% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel, outside repairs, landfill site maintenance and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 6.7% for the nine months ended September 30, 2007 to 9.9% for the nine months ended September 30, 2008.  Since a majority of our fuel increase was experienced from March to July 2008, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 increased $2.3 million, or 13.1%, to $20.1 million from $17.8 million for the nine months ended September 30, 2007.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative. Total general and administrative expense for the nine months ended September 30, 2008 decreased by 5.0% to $9.0 million from $9.4 million for the nine months ended September 30, 2007.  The decrease in general and administrative expense was primarily attributable to decreases in payroll-related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 7.0% of revenue during the nine months ended September 30, 2007 to 5.8% of revenue during the nine months ended September 30, 2008.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Operating income	$18,571	12.0%	$20,840	15.4%
Interest expense, net	(13,785)	(8.9)	(12,350)	(9.2)
Impact of interest rate swap	(1,869)	(1.2)	(1,348)	(1.0)
Other income (loss), net	(105)	(0.1)	348	0.3
Income tax provision	(1,568)	(1.0)	(3,052)	(2.3)
Accrued payment-in-kind dividend on preferred stock	(3,041)	(2.0)	(2,892)	(2.1)
Net income (loss) available to common stockholders	$(1,797)	(1.2)%	$1,546	1.1%

Interest expense, net. Interest expense, net for the nine months ended September 30, 2008 increased $1.4 million, or 11.6%, to $13.8 million from $12.4 million for the nine months ended September 30, 2007.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  The increase was also attributed to a $0.4 million decrease in interest income and a $0.4 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap. The impact of interest rate swap for the nine months ended September 30, 2008 was attributable to a $2.5 million loss related to the realized portion of the interest rate swap we entered into in July 2006, partially offset by a $0.6 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the nine months ended September 30, 2007 consisted of a $0.3 million loss related to the realized portion of the interest rate swap and a $1.0 million loss related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 7 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax provision for the nine months ended September 30, 2008 as a percentage of pre-tax income was 55.8% as compared to income tax provision of 40.7% for the nine months ended September 30, 2007.  The rate in the current year period reflects a combination of the projected full year tax rate of 46.4% and certain discrete items during the first nine months of 2008.  The increase in the projected full year rate primarily relates to the impact of certain non-deductible permanent items in the current period.

Accrued payment-in-kind dividend on preferred stock. The $3.0 million and $2.9 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future.  Our planned acquisition strategy also requires significant capital.  We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility.  Additionally, our acquisitions may use seller notes, equity issuances and debt financings.  The availability and level of our financing sources cannot be assured, particularly in light of the current market conditions.  Recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing.  In addition, the availability under our credit facility is limited by compliance with certain covenants and ratios.  Our inability to obtain funding necessary for our business on acceptable terms would have a material adverse impact on us.

To address potential credit and liquidity issues, we considered several items.  In spite of slowdowns in volume at many of our locations as a result of current economic conditions, we continue to maintain strong operating cash flows.  Our customer base is broad and diverse with no customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $124.7 million in available capacity under our current revolving credit agreement as of September 30, 2008 subject to customary covenant compliance.  The revolving credit facility is in effect until mid 2011.  We have considered the financial stability of the syndicate banks making up that facility and believe that the bank group has the ability to satisfy its obligations to us under the facility.  A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if the need arises in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

On April 16, 2008, our Board of Directors authorized the repurchase of up to $10 million of our common shares from time to time in open market or private transactions.  The timing and actual number of shares purchased will depend on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions.  The stock repurchase program may be suspended or discontinued at any time, either with or without public announcement.  During the nine months ended September 30, 2008, we repurchased 583,976 shares of our common stock for approximately $3.1 million.

As of September 30, 2008, we had total outstanding long-term debt of approximately $193.8 million, consisting of $150 million of senior notes, $39.0 million outstanding under our credit facilities, approximately $4.7 million of various seller notes, and approximately $0.1 million of equipment notes.  This represented a decrease of $5.5 million over our total debt outstanding as of December 31, 2007.  The decrease in outstanding debt since December 31, 2007 was primarily due to repayments of $4.0 million seller notes, $8.8 million Environmental Facilities Revenue Bonds and various equipment notes, partially offset by $7.7 million additional borrowings under the credit facility.  As of September 30, 2008, we had $39.0 million outstanding under the revolving credit facility and approximately $11.3 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $124.7 million in available capacity under the facility.  With $1.9 million of cash on hand at September 30, 2008, our total capacity for potential acquisitions was approximately $126.6 million.

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  On October 22, 2008, we entered into an amendment to our revolving credit facility for the purpose of amending the credit agreement to maintain the ratio of EBIT to Debt Service at 1.25:1, through maturity, rather than such ratio stepping up to 1.5:1 as previously scheduled.  The EBIT to Debt Service ratio is determined on a trailing 12 month basis.  In connection with this amendment, the interest rate spreads on both LIBOR and Prime-based borrowings under our revolving credit facility increased by 0.75% and we paid $0.9 million in amendment fees.  Additionally, the lenders under our revolving credit facility permitted us to repay, prior to maturity, the notes and bonds discussed above.

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

The preferred shares are immediately convertible at Ares’ discretion into 8,700,050 shares of our common stock, which would represent approximately 33.2% of our outstanding common stock on a post-conversion basis as of September 30, 2008.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 36.4% of the post-conversion shares outstanding.

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

Tax-Exempt Bonds

During the nine months ended September 30, 2008, we repaid $8.8 million of Environmental Facilities Revenue Bonds.  As of September 30, 2008, there were no tax-exempt bonds outstanding.

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2008 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 5, 2008.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $25.9 million and $28.2 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income and deferred taxes as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, prepaid disposal usage, stock-based compensation and unrealized gain or loss on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $24.4 million and $97.0 million for the nine months ended September 30, 2008 and 2007, respectively.  Acquisitions of businesses accounted for $75.8 million of the decrease over the prior year period, partially offset by $3.2 million of increased capital expenditures for normal operations.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2008 and 2007 was $(7.2) million and $22.0 million, respectively.  Net cash provided by (used in) financing activities mainly includes repayments of debt, payments under the common stock repurchase program, borrowings under our credit facilities, and changes in restricted cash.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At September 30, 2008, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of September 30, 2008, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of September 30, 2008, we have included 156 million cubic yards of expansion airspace with estimated development costs of approximately $105.1 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$8,314	$10,483
Accretion expense (in thousands)	418	483
Closure and post-closure cost (in thousands)	—	513
	$8,732	$11,479
Airspace consumed (in thousands of cubic yards)	4,253	5,456
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.05	$2.10

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At September 30, 2008, the related floating rate was 3.76%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the nine months ended September 30, 2008, the net difference between the fixed amount we paid and the floating amount we received was $2.5 million.  Considering the rates in effect at September 30, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $0.7 million for the remaining three months of 2008.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of September 30, 2008 and December 31, 2007, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $111.0 million.  A 100 basis point increase in LIBOR interest rates would result in interest income on the swap agreement of approximately $1.1 million annually while a 100 basis point decrease in interest rates would result in $1.1 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of September 30, 2008, the fair value of these notes, based on quoted market prices, was approximately $141.0 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

Please read Part I, Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of the risk factors affecting us.  The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses and interest on our debt and to fund our acquisition strategy.  The lack of sufficient liquidity may have a materially adverse effect on our operations and financial results.  The principal sources of our liquidity are cash on hand, cash flow from our operations, and access to borrowings under our credit facility.  Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and stockholders’ equity.

In the event current resources do not satisfy our needs, we may have to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)   None.

(b)   Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2008	52,787	(1)	$5.75	51,551	$8,021,406
August 1 – August 31, 2008	68,745	(1)	$5.26	68,471	$7,661,455
September 1 – September 30, 2008	152,241	(1)	$4.93	151,989	$6,912,047
Total	273,773		$5.17	272,011	$6,912,047

(1)
Represents shares of our common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock and shares of our common stock purchased under the common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Kevin D. Mitchell
Vice President and Controller
(Principal Accounting Officer)

Date: November 6, 2008

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2008.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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