Form 10-K
period 2008-12-31
WCA WASTE CORP
filed 2009-03-12
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50808

WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Riverway, Suite 1400
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 292-2400

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 based on the closing sales price as reported on The Nasdaq Global Market on such date was approximately $55.3 million.

Number of shares of common stock outstanding as of March 2, 2009: 16,433,118 (excluding 1,073,957 shares of treasury stock).

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

i

PART I

Item 1.  Business.

Introduction

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of December 31, 2008, we served approximately 343,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  As of December 31, 2008, we owned and/or operated 24 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own four of the transfer stations.

WCA Waste Corporation was incorporated as a Delaware corporation in 2004 and, in connection with transactions related to its initial public offering, became the parent of WCA Waste Systems, Inc., its principal operating subsidiary.  At that time, WCA Waste Systems, Inc. operated 32 solid waste operations through various subsidiaries.  For a description of the transactions by which WCA Waste Corporation became the parent of WCA Waste Systems, Inc., please read note 1(b) to our consolidated financial statements included in this report.  WCA Waste Corporation and its various subsidiaries have successfully integrated over 100 separate operating locations acquired in a total of 41 transactions.  For information regarding acquisitions made since our initial public offering in 2004, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisitions”.

WCA Waste Corporation is a holding company and all of our operations are conducted through our subsidiaries. Accordingly, unless the context requires otherwise, references in this annual report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and our direct and indirect subsidiaries on a consolidated basis.

Industry Overview

Based on third party sources, we believe the non-hazardous solid waste industry in the United States generates approximately $52 billion in annual revenue.  We believe that approximately $23.9 billion, or 46%, of the estimated annual industry revenue is generated by the three largest public companies in the industry with other public and privately-held companies representing approximately 28% and municipalities representing approximately 26% of the estimated annual industry revenue.

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

•
Larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes.  Larger solid waste collection and disposal companies have become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.  However, acquisitions by larger companies generally have less of an impact on their growth rates and revenues because the acquisitions tend to be small relative to the size of such companies.  Accordingly, we believe that we have a greater opportunity for growth through acquisitions, when calculated as a percentage of revenue, than companies larger than us.

Integration and Acquisitions

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

As of December 31, 2008, we owned 24 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations.  We believe that our number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain high levels of internalization within our existing markets.  As a result of our vertical integration, for the years ended December 31, 2008 and 2007, we internalized approximately 73% and 74% of the total waste we collected, respectively.

Acquisition History and Outlook

Acquisitions have played a key role in our revenue growth and operating history.  Our acquisition history has included both strategic acquisitions of landfill assets that have enabled us to enter new markets and “tuck-in” acquisitions of collection operations and transfer stations that have expanded our operations in those markets which we already serve.  Collectively, the numerous acquisitions which we have completed since going public in June 2004 have contributed significantly to our overall growth and continue to have a material effect on our operating results.  We have integrated all of our completed acquisitions into our existing operations; however, it may take up to a year to fully realize operating synergies for those acquisitions which we completed in 2008.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisitions” for more information regarding our completed acquisitions.  For a summary of the impact of the acquisitions during 2008, 2007 and 2006 on reported financial results for such periods, please read note 3 to our consolidated financial statements.  For more information regarding our acquisition history and strategy, please see our annual reports on Form 10-K for each of the prior years.

Due to weakening market conditions, particularly in the housing and construction sectors, and mounting uncertainties in the credit and capital markets, we decided to reduce our acquisition efforts in 2008.  While we intend to continue to seek and pursue attractive acquisition opportunities in the future, we do not anticipate substantial acquisition activity in 2009.  Therefore, we have not established a capital investment target for 2009 acquisitions.  Nevertheless, if an attractive opportunity presents itself in 2009, we have sufficient capacity under our senior credit facility and may elect to pursue one or more acquisitions which enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.

Our Operations

Our operations consist of the collection, transfer, processing and disposal of solid waste.  Our revenue mix for the years ended December 31, 2008, 2007 and 2006 is shown in the table below (dollars in thousands):

	2008		2007		2006
	$	%	$	%	$	%
Collection	$129,796	62.4%	$114,217	61.7%	$85,800	57.4%
Disposal	45,929	22.1%	43,803	23.7%	39,066	26.1%
Transfer and other, net	32,284	15.5%	26,920	14.6%	24,631	16.5%
Total revenue	$208,009	100.0%	$184,940	100.0%	$149,497	100.0%

We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenue for any of the years ended December 31, 2008, 2007 or 2006.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements for certain geographic information relating to our operations.

Collection Services

As of December 31, 2008, we provided solid waste collection services to approximately 343,000 industrial, commercial and residential customers in 12 states through 26 collection operations.  In 2008, our collection revenue consisted of approximately 44% from services provided to industrial customers, 17% from services provided to commercial customers and 39% from services provided to residential customers.

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

Transfer and Disposal Services

Landfills are the main depository for solid waste in the United States.  Solid waste landfills are built, operated, and tied to a state permit under stringent federal, state and local regulations.  Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended.  We do not operate hazardous waste landfills, which are subject to even greater regulations.  Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure.  The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other end use purposes.

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

In areas where we conduct collection operations remote from one of our landfills, we often pursue the acquisition or development of transfer stations.  Transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.  The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2008, 2007 and 2006.

	2008		2007		2006
Alabama	3	(1)	3	(1)	3	(1)
Arkansas	2	(1)	2	(1)	2	(1)
Florida	4		4		5
Kansas	1	(1)	1	(1)	—	(1)
Missouri	8	(1)	7	(1)	8	(1)
North Carolina	3		3		3
South Carolina	1		1		1
Texas	2		2		2
Total	24		23		24

(1) Includes four transfer stations we operated but did not own, one in Alabama, one in Arkansas, one in Kansas and one in Missouri.

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

Landfills

As of December 31, 2008, we owned 24 non-hazardous solid waste landfills in 11 states, two of which, though fully permitted, have not yet commenced operations.  The following table sets forth certain information as of December 31, 2008 for each of our landfills.  For information concerning accounting principles we use for landfill accounting and a description of our use of estimates, please refer to notes 1(f) and 2 to our consolidated financial statements.

Landfill	Location	Permitted Waste	Permitted Capacity (1) (Cu. Yds)	Probable Expansion Capacity (2) (Cu. Yds)	Total Capacity (3) (Cu. Yds)	Remaining Permitted Life (4) (Years)		Total Remaining Life (3)(4) (Years)
Oak Grove	Arcadia, KS	MSW	6,414,574	24,524,000	30,938,574	27.0		130.0
Black Oak	Hartville, MO	MSW	6,403,032	—	6,403,032	14.0		14.0
Central Missouri	Sedalia, MO	MSW	5,725,528	3,452,341	9,177,869	23.9		38.3
Eagle Ridge	Bowling Green, MO	MSW	2,651,891	16,335,000	18,986,891	16.3		116.8
Rolling Meadows	Hazen, AR	MSW	4,298,339	9,800,000	14,098,339	23.6		77.3
Union County	El Dorado, AR	MSW	3,696,692	496,100	4,192,792	21.7		24.6
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A	(5)	N/A	(5)
Fort Bend	Houston, TX	MSW	46,025,506	15,861,754	61,887,260	56.9		76.4
Pauls Valley	Oklahoma City, OK	MSW	6,423,775	—	6,423,775	115.3		115.3
Sooner	Oklahoma City, OK	MSW	1,487,953	3,649,284	5,137,237	19.0		65.6
Bondad	Durango, CO	MSW	2,501,499	—	2,501,499	34.9		34.9
Hardy Road	Houston, TX	C&D	5,590,469	—	5,590,469	8.5		8.5
Greenbelt	Houston, TX	C&D	5,024,043	1,411,428	6,435,471	13.5		17.3
Ralston Road	Houston, TX	C&D	647,372	1,325,087	1,972,459	1.7		5.1
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A	(5)	N/A	(5)
Shiloh	Travelers Rest, SC	C&D	1,239,160	3,380,905	4,620,065	10.3		38.4
Yarnell	Knoxville, TN	C&D	1,159,644	—	1,159,644	13.4		13.4
Blount	Trafford, AL	C&D	4,471,118	21,663,205	26,134,323	24.2		141.5
Fines	Alpine, AL	C&D/Industrial	807,348	6,952,256	7,759,604	6.7		64.8
High Point	High Point, NC	C&D	4,024,887	—	4,024,887	31.6		31.6
Raleigh	Raleigh, NC	C&D	7,258,170	6,612,722	13,870,892	29.0		55.5
DeSoto	Arcadia, FL	C&D	5,136,797	20,024,569	25,161,366	17.9		87.7
Fort Meade	Ft Meade, FL	C&D	4,449,820	3,635,910	8,085,730	27.6		50.1
Northeast	Oklahoma City, OK	C&D	4,630,135	—	4,630,135	16.3		16.3
Total			144,056,755	139,124,561	283,181,316	25.1		55.6

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

As indicated in the table above, as of December 31, 2008, 11 of our landfills were permitted to accept municipal solid waste.  The remaining 13 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials.  All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

Based on remaining permitted capacity (including probable expansions) as of December 31, 2008 and projected annual disposal volumes, the average remaining landfill life of our 22 operating landfills at December 31, 2008 was approximately 55.6 years.  Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits.  We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill.  In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity.  Please read notes 1 and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.  We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

We are currently seeking to expand permitted capacity at several of our landfills.  The table above includes a column reflecting expansions that we believe to be “probable” based on various estimates and assumptions.  For a description of how we make determinations whether permit expansion is probable, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” and note 1(f) to our consolidated financial statements.  However, we note that we may not be able to obtain permits for expansions, including expansions that we considered to be probable.  Therefore, the average remaining landfill life of our 22 operating landfills as of December 31, 2008 may not be 55.6 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.  Please read “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

Available Airspace

The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2008, 2007 and 2006.

	Balance as of December 31, 2007	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2008
Permitted airspace:
Cubic yards (in thousands)	149,967	—	—	—	(5,730)	(180)	144,057
Number of sites	24	—	—	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	155,524	1,805	—	—	—	(18,205)	139,124
Number of sites	15	—	—	—	—	—	15
Total available airspace:
Cubic yards (in thousands)	305,491	1,805	—	—	(5,730)	(18,385)	283,181
Number of sites	24		—				24

	Balance as of December 31, 2006	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2007
Permitted airspace:
Cubic yards (in thousands)	95,676	—	53,222	7,036	(5,456)	(511)	149,967
Number of sites	20	—	4	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	127,409	8,604	26,547	(7,036)	—	—	155,524
Number of sites	12	1	3	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	223,085	8,604	79,769	—	(5,456)	(511)	305,491
Number of sites	20		4				24

	Balance as of December 31, 2005	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2006
Permitted airspace:
Cubic yards (in thousands)	92,583	—	3,171	5,204	(4,806)	(476)	95,676
Number of sites	19	—	1	—	—	—	20
Expansion airspace:
Cubic yards (in thousands)	86,266	46,262	—	(5,204)	—	85	127,409
Number of sites	12	3	—	(3)	—	—	12
Total available airspace:
Cubic yards (in thousands)	178,849	46,262	3,171	—	(4,806)	(391)	223,085
Number of sites	19		1				20

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

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damage to the environment.  Such potential liabilities could involve, for example: (i) claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; (ii) claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or (iii) claims alleging negligence in the planning or performance of work.  We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.  Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant.  Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions, which we believe are customary in the industry.  However, the limits of such environmental liability insurance may be inadequate in the event of a major loss.  Further, we may be unable to continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage prohibitively expensive or otherwise unavailable.

We have property insurance, general liability, automobile physical damage and liability, employment practices liability, pollution liability, directors and officers liability, fiduciary liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies.  Each of our insurance policies contains a per occurrence or per loss deductible for which we are responsible.  Our deductibles range from $1,000 per loss under our employee practices to $100,000 for general liability and $250,000 per occurrence or loss under our automobile liability and workers’ compensation and employer’s liability coverages.  In addition, we have a $500,000 per loss deductible under our pollution liability coverage.  Accordingly, we are effectively self-insured for these amounts with respect to claims covered by our insurance policies, as well as with respect to amounts that exceed our policy limits (including our umbrella policy limits, where applicable).  In the future, we may be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows.  Please read note 13(e) to our consolidated financial statements.

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

As of December 31, 2008, we obtained performance bonds in an aggregate amount of approximately $60.1 million and letters of credit in an aggregate amount of approximately $11.3 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations.  For a description of the surety bonds and letter of credit commitments we had in place as of December 31, 2008, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Commitments.”  If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits.  Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”

Competition

The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources.  The industry presently includes three large, publicly-held, national waste companies, Waste Management, Inc., Republic Services, Inc. (including Allied Waste Industries, Inc.) and Waste Connections, Inc., as well as numerous other public and privately-held waste companies.  As indicated above in “Business—Industry Overview,” we believe that these three companies account for approximately 46% of the estimated $52 billion of annual revenue generated by the industry.  Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

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

The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations.  Competition exists not only for collection, transfer and disposal volume but also for acquisition candidates.  We generally compete for acquisition candidates with large, publicly-held waste management companies, private equity backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources.  Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

Non-Competition Agreements

We were a party to a mutual non-competition agreement with Waste Corporation of America, LLC, a company owned by management and shareholders that were shareholders of our predecessor and former parent.  In 2005 and 2006, we acquired Waste Corporation of Central Florida, Inc., Transit Waste, LLC, Fort Myers transfer station and WCA of St. Lucie, LLC from Waste Corporation of America, LLC and, in connection with such acquisitions, we were released from the non-competition agreement in favor of Waste Corporation of America, LLC.  However, Waste Corporation of America, LLC (which does not currently have any operations), remains subject to a non-competition agreement in favor of us, which precludes it and its subsidiaries from acquiring or operating any waste operations within 50 miles of any of our or our subsidiaries’ operations in Alabama, Arkansas, Kansas, Missouri, South Carolina, Tennessee or Texas through June 2009.

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

Employees

As of December 31, 2008, we had approximately 1,098 full-time employees.  A group of 13 employees at one of our locations is represented by a union.  In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  We have not experienced a significant work stoppage, and we believe our relations with our employees are good.

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

Item 1A.  Risk Factors.

Our business, financial condition, and financial results are subject to various risks, including the following:

Risks Relating To Our Business

The current weakening of U.S. economic conditions and the related decline in construction activity, as well as any future downturns, may reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows.

Our business is affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets.  Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues.  During the past several months, we believe that weakening economic conditions have impacted the volume of waste we have collected and disposed of.

Additionally, consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to increase customers’ pricing.  During weak economic conditions we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies.

Increases in the costs of fuel may reduce our operating margins.

The price and supply of fuel needed to run our collection and transfer trucks and our landfill equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns.  During 2008, we experienced increases in the cost of diesel fuel to 9.0% of revenue from 7.0% in 2007.  Any significant price escalations or reductions in the supply could increase our operating expenses or interrupt or curtail our operations.  Failure to offset all or a portion of any increased fuel costs through increased fees or charges would reduce our operating margins.

Changes in interest rates may affect our profitability.

Our acquisitions could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  In connection with the restructuring of our long-term debt in July 2006, we entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR.  With the placement of this swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on the unused portion of up to $150 million of our credit facility.  As of December 31, 2008, $101.4 million was subject to the effect of the swap agreement.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.0 million annually while a 100 basis point decrease in interest rates would result in $1.0 million in swap expense, in addition to any mark to market effect on the fair value of the swap.  As a result of the swap, the decrease in interest rates that began in September 2007 reduced our cash flow and negatively impacted our pre-tax earnings by $3.2 million and $0.5 million in 2008 and 2007, respectively.  Considering the rates in effect at December 31, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $6.3 million in 2009.

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

Governmental authorities may enact climate change regulations that could increase our costs to operate.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change.  The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations.  Additionally, certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations.  Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

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

Our industry is highly competitive.  We compete with large companies and municipalities, many of which have greater financial and operational resources.  The non-hazardous solid waste collection and disposal industry is led by three large national, publicly-traded waste management companies that we believe account for approximately 46% of the estimated $52 billion of annual industry revenue.  The industry also includes numerous regional and local companies.  Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal.  If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

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

In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  As of December 31, 2008, there were 13 employees in that group.  Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

For the year ended December 31, 2008, approximately $2.7 million, or 1.3%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed.  These operations could increase in the future.  Some states have imposed restrictions on collection routes and disposal locations.  Our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste.  If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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

Risks Relating to Our Acquisitions

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

Pursuing acquisitions will require significant time from our senior management.  We may also be required to expand our operational and financial systems and controls and our management information systems capabilities.  We may also need to attract and train additional senior managers, technical professionals and other employees.  Failure to do any of these could restrict our ability to maintain and improve our profitability while continuing to grow.

Our acquisitions have resulted and future acquisitions we make may continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected.

As of December 31, 2008, we had approximately $64.6 million of goodwill and other intangible assets, representing approximately 16.6% of our total assets.  The value of goodwill and other intangible assets as of December 31, 2008 reflects a $41.7 million impairment adjustment.  If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill.  We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value.  Any such charge would reduce our assets and earnings.

We may incur charges related to acquisitions, which could lower our earnings.

In the past, we capitalized some expenditures and advances relating to acquisitions and pending acquisitions, but expense indirect acquisition costs, including general corporate overhead, as they are incurred.  We charged against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimated we would recover, through sale or otherwise) that related to any pending acquisition that was not consummated.  As of December 31, 2008, we expensed $0.1 million of such costs.  Starting in 2009, all acquisition-related transaction and restructuring costs will be expensed as incurred rather than capitalized as part of the acquisition costs.  We, therefore, may incur more charges related to acquisitions in future periods, which could lower our earnings.

Risks Relating to Our Operations and Corporate Organization

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

As of March 1, 2009,

•
Ares Corporate Opportunities Fund II L.P (Ares) held preferred shares convertible into our common stock  at a price of $9.60 per share.  The preferred shares were issued on July 27, 2006 and carry a 5% payment-in-kind (PIK) dividend payable semi-annually.  As of March 1, 2009, the preferred shares were immediately convertible into 8,880,754 shares of our common stock (representing approximately 35.1% of the outstanding common stock on a post-conversion basis).  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which based on the currently outstanding shares would represent approximately 37.8% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.  In the event that one of the “acceleration events,” including a change of control transaction, were to occur prior to the end of the fifth year, dividends would accelerate so that a total of five years of dividends will have been paid.  Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock” for a description of the various arrangements with Ares.

•	Our executive officers, directors and their related entities owned or controlled approximately 15.8% of the outstanding shares of our common stock.

•
The Esping Family and other related entities beneficially owned approximately 13.0% of our outstanding common stock.  Additionally, these entities continue to own approximately 60.2% of the equity interests of Waste Corporation of America, LLC, our former parent and a privately-held solid waste company with which we have had various arrangements and from which we have acquired operations in Florida and Colorado.  Mr. Ballard O. Castleman, who is a member of our board of directors, has an ownership position in and is employed by such entities.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In many cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses and interest on our debt and to fund our acquisitions.  The lack of sufficient liquidity may have a materially adverse effect on our operations and financial results.  The principal sources of our liquidity are cash on hand, cash flow from our operations, and access to borrowings under our credit facility.  Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and stockholders’ equity.

In the event current resources do not satisfy our needs, we may have to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

We have a substantial amount of debt which could adversely affect our operations and financial performance.

As of March 1, 2009, we had approximately $201.1 million of consolidated total indebtedness outstanding and approximately $115.4 million of additional borrowing capacity available under our credit agreement.

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

Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders.  As of December 31, 2008, we owned and/or operated 24 landfills, 26 collection operations and 24 transfer stations/MRFs.  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  We also operated but did not own four of the transfer stations as of December 31, 2008.   For a description of our landfills, please read “Business—Our Operations—Landfills.”  We believe that our office space, operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations.  However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “WCAA.”  As of March 1, 2009, there were approximately 107 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2007
First Quarter	$8.29	$6.33
Second Quarter	$9.30	$7.50
Third Quarter	$9.00	$7.06
Fourth Quarter	$8.17	$5.58

2008
First Quarter	$7.95	$5.27
Second Quarter	$6.72	$4.57
Third Quarter	$6.44	$4.40
Fourth Quarter	$5.25	$2.29

2009
First Quarter (through March 2, 2009)	$3.06	$1.98

On March 2, 2009, the closing sales price of our common stock was $2.17.

Performance Graph

The following performance graph compares the performance of our common stock to the S&P 500 Index and the Dow Jones Waste & Disposal Services Index.  The graph covers the period commencing on June 23, 2004, our first day of trading on the NASDAQ Global Market, and ending on December 31, 2008 and assumes that a $100 investment was made on June 23, 2004 and that all dividends were reinvested.

	June 23, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
WCA Waste Corporation	$100.00	$121.65	$91.97	$93.48	$75.20	$29.22
S&P 500 Index	$100.00	$105.93	$109.11	$123.97	$128.35	$78.95
Dow Jones Waste & Disposal Services Index	$100.00	$101.19	$105.32	$127.22	$130.89	$120.60

Our stock performance may not continue into the future with the same or similar trends depicted in the performance graph above.  We will not make or endorse any predictions as to future stock performance.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  We currently intend to retain our earnings, if any, to finance the development and expansion of our business and for general corporate purposes.  Furthermore, our debt agreements prohibit payment of cash dividends or other payments or advances by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash.  Our only source of cash to pay dividends to our stockholders would be distributions or other payments or advances from our subsidiaries, which, as discussed above, is prohibited by the terms of our debt agreements.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility.”  Any future dividends declared would be subject to a relaxation of this prohibition, would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the other terms of our credit facility and other financing agreements at the time a dividend is considered, and other relevant factors.  For a discussion of the PIK dividends accrued under our preferred stock, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Preferred Stock.”

Purchases of Equity Securities by Company and Affiliates

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2008	337,871	(1)	$4.49	337,871	$5,394,814
November 1 - November 30, 2008	113,760	(1)	$4.20	113,669	$4,916,986
December 1 - December 31, 2008	20,498	(1)	$3.16	20,498	$4,852,129
Total	472,129	(1)	$4.36	472,038	$4,852,129

(1)
Represents shares of our common stock surrendered to satisfy tax withholding obligations on the vesting of restricted stock and shares of our common stock purchased under the common stock repurchase program.

(2)	We terminated our common stock repurchase program on December 18, 2009.

Item 6.  Selected Financial Data.

The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report except 2004 and 2005 (in thousands except per share data).  The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Revenue	$208,009	$184,940	$149,497	$114,143	$73,461
Expenses:
Cost of services (1),(2)	142,129	121,853	95,991	73,933	50,387
Depreciation and amortization	27,151	24,234	19,070	14,795	8,828
Impairment of goodwill	41,725	—	—	—	—
General and administrative (3)	12,335	12,768	11,010	8,311	16,283
Total expenses	223,340	158,855	126,071	97,039	75,498
Operating income (loss)	(15,331)	26,085	23,426	17,104	(2,037)
Other income (expense):
Interest expense, net	(18,560)	(16,765)	(15,385)	(10,201)	(4,449)
Write-off of deferred financing costs and debt discount (4)	—	—	(3,240)	(1,308)	(618)
Impact of interest rate swap	(7,547)	(4,442)	340	(165)	(4)
Other income (expense), net	(62)	387	192	286	268
Other income (expense)	(26,169)	(20,820)	(18,093)	(11,388)	(4,803)
Income (loss) before income taxes	(41,500)	5,265	5,333	5,716	(6,840)
Income tax (provision) benefit	13,737	(2,343)	(2,313)	(2,248)	2,476
Net income (loss)	(27,763)	2,922	3,020	3,468	(4,364)
Accrued payment-in-kind dividend on preferred stock	(4,076)	(3,876)	(1,603)	—	—
Net income (loss) available to common stockholders	$(31,839)	$(954)	$1,417	$3,468	$(4,364)
Per Share Data — basic and diluted:
Net income (loss)	(1.71)	0.18	0.19	0.22	(0.38)
Accrued payment-in-kind dividend on preferred stock	(0.25)	(0.24)	(0.10)	—	—
Net income (loss) available to common stockholders	$(1.96)	$(0.06)	$0.09	$0.22	$(0.38)

Weighted average shares outstanding — basic	16,257	16,460	16,360	15,579	11,599
Weighted average shares outstanding — diluted	16,257	16,460	16,385	15,641	11,599
Other Financial Data:
Capital expenditures	$29,301	$29,158	$29,110	$18,003	$14,589

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Property and equipment, net	$276,483	$270,384	$207,441	$186,299	$90,521
Total assets	387,958	426,723	371,249	291,538	163,767
Current maturities of long-term debt	64	699	916	1,910	1,429
Long-term debt, less current maturities and discount	200,295	198,149	165,958	174,353	71,814
Total stockholders’ equity	139,503	170,364	167,779	91,707	74,573

(1)
We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. (WMI) in 2000. All remaining prepaid disposal rights with WMI were fully utilized in 2007. Additionally in each of the years 2007, 2006 and 2005, we paid $1,000 to acquire prepaid disposal rights at a Texas landfill from Waste Services, Inc. (WSI). At the time we acquired the landfill from WSI in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given. During the years ended December 31, 2007, 2006, 2005 and 2004, we recorded $1,037, $2,383, $1,834 and $377, respectively, for the use of such disposal rights as a component of cost of services. Please read note 3 to our consolidated financial statements.

(2)
We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2008, 2007, 2006, 2005 and 2004, we have recorded $558, $483, $284, $159 and $257, respectively, as a non-cash component of cost of services for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting and the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)
General and administrative expenses include stock-based compensation expense of $2,212, $1,977, $1,118, $509 and $11,532 during the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The stock-based compensation expense during the years ended December 31, 2008, 2007, 2006 and 2005 includes earned compensation of $2,182, $1,765, $1,118 and $509, respectively, under the Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan and predecessor plans. In addition, the compensation expense of $30 and $212 during the years ended December 31, 2008 and 2007, respectively, relates to the stock portion of the executive bonus plan.  The stock-based compensation expense during the year ended December 31, 2004 represents a compensation charge in connection with stock options outstanding as of December 31, 2003. Prior to an internal reorganization in 2004 described in note 1 to our consolidated financial statements, our predecessor and former parent had options and warrants outstanding. As part of an internal reorganization with us and our predecessor and former parent, we assumed the obligation to issue shares upon the exercise of such options and warrants. Subsequently, we extinguished approximately 90% of such outstanding stock options and warrants by issuing 1,330,056 shares (after giving effect to a merger and reverse stock split prior to our initial public offering in June 2004) of our common stock. We recognized a compensation charge of $11.5 million in connection with the cancellation of these options and warrants and subsequent issuance of common stock in 2004.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the historical consolidated financial statements and the related notes included elsewhere in this report.  This discussion contains forward-looking statements that involve risks,  uncertainties and assumptions. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Risk Factors” included elsewhere in this report and “—Cautionary Statement About Forward-Looking Statements” below.

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

	2008		2007		2006
	$	%	$	%	$	%
Collection:
Residential	$50,433	24.2%	$41,647	22.5%	$25,385	17.0%
Commercial	21,607	10.4%	19,069	10.3%	15,876	10.6%
Roll-off	57,756	27.8%	53,501	28.9%	44,539	29.8%
Total collection	129,796	62.4%	114,217	61.7%	85,800	57.4%
Disposal	75,456		70,797		60,767
Less intercompany	29,527		26,994		21,701
Disposal, net	45,929	22.1%	43,803	23.7%	39,066	26.1%
Transfer and other	46,413		40,986		37,872
Less intercompany	14,129		14,066		13,241
Transfer and other, net	32,284	15.5%	26,920	14.6%	24,631	16.5%
Total revenue	$208,009	100.0%	$184,940	100.0%	$149,497	100.0%

2008 Financial Objectives

Before the impact of potential acquisitions, we anticipated 2008 to be a year with improving operating results which included moderate increases in revenue resulting from a balance of price increases and organic volume growth and corresponding EBITDA growth.  Earnings per share prior to the effect of potential acquisitions were expected to increase as well.  We also expected to selectively invest at least $60 million on acquisitions and other growth opportunities during 2008.

2008 Business Performance

During 2008, our revenue was $208.0 million, which represents a 12.5% increase over 2007.  Our operating income (loss) was $(15.3) million in 2008, compared to $26.1 million in 2007.  Net loss available to common stockholders for 2008 was $31.8 million, or $1.96 per share, compared to $1.0 million, or $0.06 per share, for 2007.  EBITDA for the year was $53.7 million, an increase of 5.9% over 2007.  We recorded charges of $4.7 million and $2.7 million (net of tax) due to the impact of interest rate swap agreements in 2008 and 2007, respectively.  Our net loss in 2008 also included an expense of $27.0 million (net of tax) related to the impairment of goodwill and a net loss of $0.1 million (net of tax) associated with the early disposition of notes receivable/payable.

Our earnings in 2008 was impacted by the existence of our interest rate swap arrangement with Comerica.  Our swap agreement resulted in limiting the underlying base interest rate for $150 million of our debt to 5.64% plus any applicable margin.  However, with the reduction in interest rates that began in September 2007, we were obligated to fund the difference between 5.64% and the market rate for three-month floating rate LIBOR.  This reduced our cash flow and negatively impacted our pre-tax earnings by $3.2 million in 2008.  Considering the rates in effect at December 31, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $6.3 million in 2009.

During 2008, the total PIK dividend on preferred stock was $4.1 million.  In 2009, the PIK preferred dividend will be $4.3 million.  For more information regarding the PIK dividend associated with the private placement of our preferred stock, please read “—Liquidity and Capital Resources—Preferred Stock.”

We invested approximately $12.5 million on a combination of newly acquired companies and similar expansion and growth expenditures, including $8.1 million of cash and $0.2 million of accrued future payments in the three acquisitions in 2008.  The accrued future payments were made in February 2009.  The remaining $4.2 million was related to initial capital expenditures associated with acquisitions.  As of December 31, 2008, we had approximately $115.1 million available under our existing credit facility.  We believe that our available capacity will enable us to remain opportunistic in potential acquisitions, including the acquisition of distressed companies at lower valuations if such opportunities present themselves.  These opportunities may or may not present themselves, and, as such, we do not have a 2009 acquisition goal.

Non-GAAP Measures

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA.  EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), impact of interest rate swap agreements, income tax expense, depreciation and amortization, impairment of goodwill, and net loss on early disposition of notes receivable/payable.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (in thousands):

	2008	2007	2006
Total EBITDA	$53,704	$50,706	$42,688
Depreciation and amortization	(27,151)	(24,234)	(19,070)
Impairment of goodwill	(41,725)	—	—
Interest expense, net	(18,560)	(16,765)	(15,385)
Write-off of deferred financing costs and debt discount	—	—	(3,240)
Impact of interest rate swap	(7,547)	(4,442)	340
Net loss on early disposition of notes receivable/payable	(221)	—	—
Income tax (provision) benefit	13,737	(2,343)	(2,313)
Accrued payment-in-kind dividend on preferred stock	(4,076)	(3,876)	(1,603)
Net income (loss) available to common stockholders	$(31,839)	$(954)	$1,417

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

In the past, we capitalized third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs.  We expensed indirect acquisition costs, such as salaries, commissions and other corporate services, as we incurred them.  We routinely evaluated all capitalized costs, and expensed those related to projects that we believed were not likely to succeed.  Starting in 2009, all acquisition-related transaction and restructuring costs will be expensed as incurred rather than capitalized as part of the acquisition costs.

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

Acquisitions

As we discussed in “Business—Integration and Acquisitions,” any acquisitions that we may make will target operations that will benefit from our core operating strategy of maximizing the internalization of waste.  In markets where we already own a landfill, we intend to focus on expanding our presence by tuck-in acquisitions.  Tuck-in acquisitions are sought to provide growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

Since completing our initial public offering in June 2004 through the year ended December 31, 2008, we have completed 34 acquisitions.  The purchase price for these acquisitions consisted of approximately $233.7 million of cash and accrued future payments, $1.3 million of prepaid airspace, $6.1 million of convertible debt, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.  The note receivable was a $10.5 million non-interest bearing promissory note with payments to us in the amount of $125,000 per month for 84 months through June 2014.  In May 2008, we sold the note receivable with the carrying value of approximately $6.5 million for approximately $6.2 million.

We completed three acquisitions during the year ended December 31, 2008, which was less than originally anticipated due to weakening economic and market conditions.  Total consideration for these acquisitions included $8.1 million of cash and $0.2 million of accrued future payments.  The accrued future payments were made in February 2009.  Information concerning our acquisitions may be found in the table below and in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.

The following sets forth additional information regarding the acquisitions since our initial public offering through December 31, 2008:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	III	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	III	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	III	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	III	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	III	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	II	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	II	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	II	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	II	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	II	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	II	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	II	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	II	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	II	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	II	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	III	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	III	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

At December 31, 2008, we owned and/or operated a total of 24 landfills, 26 collection operations and 24 transfer stations/MRFs, had approximately 375 routes and handled approximately 13,500 landfill tons per day at our landfills.

On January 15, 2009, we consummated the purchase of a transfer station permit and a 6.2 acre tract of land in Greensboro, North Carolina for the future construction and operation of a transfer station from MRR Southern, LLC and its affiliate.  The purchase consisted of $1.0 million in cash at closing and two future payments of $0.5 million.  The two remaining installments of $0.5 million are due on January 15, 2010 and 2011, respectively.

Although we have reduced our acquisition efforts due to current market conditions, we intend to pursue selective acquisitions by focusing on those opportunities that most effectively leverage our existing infrastructure and maximize the internalization of waste.

For a description of our accounting for acquisitions and acquisition-related expenses, please read “—Executive Overview—Other Considerations” above and notes 1 and 3 to the consolidated financial statements.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the years ended December 31, 2008 and 2007 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$208,009	100.0
Cost of services	38,676	68,256	35,197	—	142,129	68.3
Depreciation and amortization	5,415	13,195	8,041	500	27,151	13.1
Impairment of goodwill	—	25,944	15,781	—	41,725	20.1
General and administrative	3,375	7,262	3,816	(2,118)	12,335	5.9
Operating income (loss)	$6,307	$(10,107)	$(13,149)	$1,618	$(15,331)	(7.4)
Year ended December 31, 2007:
Revenue	$52,543	$84,917	$47,480	$—	$184,940	100.0
Cost of services	35,040	54,757	32,056	—	121,853	65.9
Depreciation and amortization	5,261	11,079	7,460	434	24,234	13.1
General and administrative	3,945	4,756	3,379	688	12,768	6.9
Operating income (loss)	$8,297	$14,325	$4,585	$(1,122)	$26,085	14.1
Increase/(decrease) in 2008 compared to 2007:
Revenue	$1,230	$19,633	$2,206	$—	$23,069
Cost of services	3,636	13,499	3,141	—	20,276
Depreciation and amortization	154	2,116	581	66	2,917
Impairment of goodwill	—	25,944	15,781	—	41,725
General and administrative	(570)	2,506	437	(2,806)	(433)
Operating income (loss)	$(1,990)	$(24,432)	$(17,734)	$2,740	$(41,416)

Revenue.  Total revenue for the year ended December 31, 2008 increased $23.1 million, or 12.5%, to $208.0 million from $184.9 million for the year ended December 31, 2007.  Our growth in revenue between the years has been primarily driven by acquisitions.  We estimate that acquisitions contributed $15.1 million of the revenue increase in 2008 while internal volume decreased $5.3 million, operational price increases contributed $7.9 million, and pricing from fuel surcharges contributed $5.4 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $19.6 million in Region II was primarily attributable to the revenue increase in Texas of $23.3 million.  Such revenue increase was driven by volume and price increases associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station in late June of 2007.  We acquired a majority of our Oklahoma operations in Region II in February 2007.  Those operations were not fully integrated until the second quarter of 2007.  We estimate that the Oklahoma acquisition contributed $4.6 million of the increase in revenue.  There was also a $8.3 million revenue decrease in Region II as a result of weakening general economic conditions in Florida and our divestiture of a transfer station and collection operations in Fort Myers, Florida.  The revenue increase of $2.2 million in Region III was mainly due to the two North Carolina acquisitions completed in October 2007.  Future changes in revenue and cost of services (discussed below) may be impacted by volume changes as a result of market conditions.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Cost of services.  Total cost of services for the year ended December 31, 2008 increased by 16.6% to $142.1 million from $121.9 million for the year ended December 31, 2007.  We believe that our acquisition program accounted for most of the increase in cost of services.  Fuel prices, which increased 32.1% nationally from the year ended December 31, 2007 to the year ended December 31, 2008, was the largest non-acquisition related component of the increase in cost of services.  Other factors that led to the increase included labor and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II and Region III experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  An estimated $14.1 million increase in cost of services in Region II was due to the rapid growth of our Texas residential collection operations as we expanded our utilization of Fort Bend Regional Landfill acquired at the end of June 2007.  More employees and vehicles were added in this region, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to the landfill acquired in 2007.  The acquisitions of Oklahoma operations during 2007 contributed to an estimated $3.2 million increase in cost of services in Region II.  There was also a $3.8 million decrease in cost of services in Region II as a result of the decrease in revenue in Florida.  Cost of services in Region I went up by $3.6 million due to the rising fuel costs and the increase in third party disposal costs.  The increase in third party disposal was due to the temporary redirection of waste from one of our landfills and increased disposal at a third party landfill.  The increase of $3.1 million in cost of services in Region III was mainly attributable to a combination of rising fuel costs and the North Carolina acquisitions in 2007.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Overall cost of services increased to 68.3% of revenue for the year ended December 31, 2008 from 65.9% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel, outside repairs, landfill site maintenance and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 7.0% for the year ended December 31, 2007 to 9.0% for the year ended December 31, 2008.  Since a majority of our fuel cost increase was experienced from March to July 2008, there is a lag between the actual increase in fuel costs and the recovery through fuel surcharges.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2008 increased by 12.0% to $27.2 million from $24.2 million for the year ended December 31, 2007.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

Impairment of goodwill.  During the performance of the annual impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we determined that there was impairment of goodwill due to a decline in our market capitalization and the recent market turmoil driven by the economic recession.  Specifically, we concluded that the fair market value of our assets was less than book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  Accordingly, we recognized a non-cash impairment charge of $41.7 million as of December 31, 2008.  Please see “—Critical Accounting Estimates and Assumptions—Goodwill, Intangible Assets and Other Long-Lived Assets” for more information.

General and administrative.  Total general and administrative expense decreased by 3.4% to $12.3 million for the year ended December 31, 2008 from $12.8 million for the year ended December 31, 2007.  The decrease in general and administrative expense was primarily attributable to decreases in payroll-related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.9% of revenue during the year ended December 31, 2007 to 5.9% of revenue during the year ended December 31, 2008.

The following table sets forth items below operating income (loss) in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,
	2008		2007
Operating income (loss)	$(15,331)	(7.4)%	$26,085	14.1%
Interest expense, net	(18,560)	(8.9)	(16,765)	(9.0)
Impact of interest rate swap	(7,547)	(3.6)	(4,442)	(2.4)
Other income (expense), net	(62)	—	387	0.2
Income tax (provision) benefit	13,737	6.6	(2,343)	(1.3)
Accrued payment-in-kind dividend on preferred stock	(4,076)	(2.0)	(3,876)	(2.1)
Net loss available to common stockholders	$(31,839)	(15.3)%	$(954)	(0.5)%

Interest expense, net.  Interest expense, net for the year ended December 31, 2008 increased $1.8 million, or 10.7%, to $18.6 million from $16.8 million for the year ended December 31, 2007.  The increase was mainly caused by higher debt balances due to borrowings to finance acquisitions.  The increase was also attributed to a $0.7 million decrease in interest income and a $0.4 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2008 was attributable to a $3.2 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $4.3 million loss related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the year ended December 31, 2007 consisted of a $0.5 million loss related to the realized portion of the interest rate swap and a $3.9 million loss related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Income tax (provision) benefit.  Income tax (provision) benefit for the year ended December 31, 2008 as a percentage of pre-tax income (loss) was 33.1% as compared to 44.5% for the year ended December 31, 2007.  The decrease in our annual effective tax rate is attributable to the decrease in our pre-tax financial reporting income (loss) for the year ended December 31, 2008 as compared to that for the year ended December 31, 2007.  The impairment of goodwill (discussed above) resulted in an income tax benefit of $14.7 million, reducing income tax expense for the year ended December 31, 2008.

Accrued payment-in-kind dividend on preferred stock.  The $4.1 million and $3.9 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2008 and 2007, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the years ended December 31, 2007 and 2006 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Year ended December 31, 2007:
Revenue	$52,543	$84,917	$47,480	$—	$184,940	100.0
Cost of services	35,040	54,757	32,056	—	121,853	65.9
Depreciation and amortization	5,261	11,079	7,460	434	24,234	13.1
General and administrative	3,945	4,756	3,379	688	12,768	6.9
Operating income (loss)	$8,297	$14,325	$4,585	$(1,122)	$26,085	14.1
Year ended December 31, 2006:
Revenue	$48,849	$55,807	$44,841	$—	$149,497	100.0
Cost of services	35,260	30,756	29,975	—	95,991	64.2
Depreciation and amortization	4,837	6,818	7,068	347	19,070	12.7
General and administrative	3,490	2,873	3,104	1,543	11,010	7.4
Operating income (loss)	$5,262	$15,360	$4,694	$(1,890)	$23,426	15.7
Increase/(decrease) in 2007 compared to 2006:
Revenue	$3,694	$29,110	$2,639	$—	$35,443
Cost of services	(220)	24,001	2,081	—	25,862
Depreciation and amortization	424	4,261	392	87	5,164
General and administrative	455	1,883	275	(855)	1,758
Operating income (loss)	$3,035	$(1,035)	$(109)	$768	$2,659

Revenue.  Total revenue for the year ended December 31, 2007 increased $35.4 million, or 23.7%, to $184.9 million from $149.5 million for the year ended December 31, 2006.  Our growth in revenue between the years was primarily driven by acquisitions.  We estimate that acquisitions contributed $25.1 million of the revenue increase in 2007 while internal volume growth contributed $5.2 million, operational price increases contributed $3.8 million, and pricing from fuel surcharges added $1.3 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $29.1 million in Region II was primarily attributed to the volume and price increases totaling $18.4 million associated with new collection and hauling contracts in our Texas residential operations as well as the acquisition of a landfill and a transfer station during 2007.  We estimate that the acquisition of a majority of our Oklahoma operations in Region II contributed $13.9 million of the increase in revenue during the year ended December 31, 2007.  There was also a $4.0 million revenue decrease in Region II as a result of general market conditions in Florida and the divestitures of a transfer station and collection operations in Fort Myers, Florida.  The $3.7 million increase in estimated revenue in Region I was caused by price increases, and volume growth from the two tuck-in acquisitions completed in late 2006 and early 2007.  Revenue increases in Region III and Colorado/New Mexico in Region II were mainly related to price increases in order to compensate higher operating costs.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Cost of services.  Total cost of services for the year ended December 31, 2007 increased $25.9 million, or 26.9%, to $121.9 million from $96.0 million for the year ended December 31, 2006.  We believe that our acquisition program accounted for most of the increase in cost of services, followed by costs associated with internal volume growth including labor, fuel and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  As indicated above, Region II experienced growth through either acquisition or expanded volumes and they each reflected a corresponding increase in their cost of services.  Region II had an estimated $13.0 million increase in cost of services due to the rapid growth of our Texas residential collection operations and the acquisition at the end of June 2007.  More employees and vehicles were added, which caused the increase in labor, insurance, fuel and vehicle-related costs.  In addition, third party disposal and hauling costs increased sharply as we disposed of more residential waste to a third party landfill and contracted third party hauling operations to transport waste from our transfer station to our recently-acquired landfill.  The acquisition of Oklahoma operations during 2007 contributed to an estimated $11.5 million increase in cost of services in Region II.  Region I decreased while revenue increased mainly due to the reduction in fleet maintenance costs and the partial recovery of charges incurred last year related to damage caused by a third party blasting rock near one of our landfills.  The increase in cost of services in Region III was consistent with the increase in revenue.  For more information on the factors affecting our estimates, please see “—Executive Overview —Acquisitions” above.

Overall cost of services increased to 65.9% of revenue for the year ended December 31, 2007 from 64.2% during the same period in 2006.  Increases in operating costs as a percentage of revenue were primarily attributable to higher payroll-related costs, fuel and vehicle-related costs, and disposal costs.  Diesel fuel costs as a percentage of revenue increased from 6.5% for the year ended December 31, 2006 to 7.0% for the year ended December 31, 2007.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2007 increased by 27.1% to $24.2 million from $19.1 million for the year ended December 31, 2006.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

General and administrative.  Total general and administrative expense increased $1.8 million, or 16.0%, to $12.8 million for the year ended December 31, 2007 from $11.0 million for the year ended December 31, 2006.  The increase was primarily attributable to payroll-related costs, legal expenses and franchise taxes.  The general and administrative expense also included a $0.9 million increase in stock-based compensation expense related to the stock portion of the executive bonus plan and earned compensation from restricted stock grants under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan and the successor plan.  Overall, general and administrative expenses remained round 7% of revenue in each of the years presented.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,
	2007		2006
Operating income	$26,085	14.1%	$23,426	15.7%
Interest expense, net	(16,765)	(9.0)	(15,385)	(10.3)
Write-off of deferred financing costs and debt discount	—	—	(3,240)	(2.2)
Impact of interest rate swap	(4,442)	(2.4)	340	0.2
Other income, net	387	0.2	192	0.1
Income tax provision	(2,343)	(1.3)	(2,313)	(1.5)
Accrued payment-in-kind dividend on preferred stock	(3,876)	(2.1)	(1,603)	(1.1)
Net income (loss) available to common stockholders	$(954)	(0.5)%	$1,417	0.9%

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

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2007 was attributable to a $0.5 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $3.9 million loss related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the year ended December 31, 2006 consisted of a $4.0 million gain we realized from the swap counter-party of the terminated interest rate swap agreement in association with the restructuring of our long-term debt in July 2006, a $3.4 million loss related to the unrealized portion in the mark to market of the interest rate swap agreement we entered into in July 2006, and a $0.3 million loss related to the realized portion of both interest rate swap agreements.  At the time we entered into the swap in July 2006, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Income tax provision.  Income tax provision for the year ended December 31, 2007 as a percentage of pre-tax income was 44.5% as compared to 43.4% for the year ended December 31, 2006.  The increase in tax rate primarily relates to the impact of certain non-deductible permanent items in 2007.

Accrued payment-in-kind dividend on preferred stock.  The $3.9 million and $1.6 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock from January 1, 2007 to December 31, 2007 and from its date of issuance (July 27, 2006) to December 31, 2006, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock.”

Liquidity and Capital Resources

Our business and industry is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future.  Any acquisitions that we make will also require significant capital.  We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility.  Additionally, our acquisitions may use seller notes, equity issuances and debt financings.  The availability and level of our financing sources cannot be assured, particularly in light of the current market conditions.  Recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing.  In addition, the availability under our credit facility is limited by compliance with certain covenants and ratios.  Our inability to obtain funding necessary for our business on acceptable terms would have a material adverse impact on us.

To address potential credit and liquidity issues, we considered several items.  In spite of slowdowns in volume at many of our locations as a result of current economic conditions, we continue to maintain strong operating cash flows.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $115.1 million in available capacity under our current revolving credit agreement as of December 31, 2008 subject to customary covenant compliance.  The revolving credit facility is in effect until mid 2011.  We have considered the financial stability of the syndicate banks making up that facility and believe that the bank group has the ability to satisfy its obligations to us under the facility.  A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if the need arises in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

On April 16, 2008, our Board of Directors authorized the repurchase of up to $10 million of our common shares from time to time in open market or private transactions.  The timing and actual number of shares purchased depended on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions.  The stock repurchase program was terminated on December 18, 2008.  During the year ended December 31, 2008, we repurchased 1,056,014 shares of our common stock for approximately $5.1 million.

As of December 31, 2008, we had total outstanding long-term debt of approximately $200.4 million, consisting of $150 million of senior notes, $48.6 million outstanding under our credit facilities, approximately $1.7 million of various seller notes, and approximately $0.1 million of equipment notes.  This represented an increase of $1.1 million over our total debt outstanding as of December 31, 2007.  The increase in outstanding debt since December 31, 2007 was primarily due to $17.3 million additional borrowings under the credit facility, partially offset by repayments of $7.0 million seller notes, $8.8 million Environmental Facilities Revenue Bonds and various equipment notes.  As of December 31, 2008, we had $47.0 million outstanding under the revolving credit facility, approximately $1.6 million in the swing-line feature under our credit facility and approximately $11.3 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $115.1 million in available capacity under the facility.  With $1.0 million of cash on hand at December 31, 2008, our total capacity was approximately $116.1 million.

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

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants including, among other provisions, limitations on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  As of December 31, 2008, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

Additionally, on July 5, 2006, we entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  This credit facility replaced the previous $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent.  At the time that the credit facility was entered into, it included covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios.  These interest margins were amended in October 2008 and again on February 19, 2009.  Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  The following table highlights the revised margins included in the October 2008 (Commitment Fee) and February 2009 (LIBOR Margin and Prime Margin) amendments:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	2.500	2.250	0.500
Equal to or greater than 3.0 and less than 3.5x	2.750	2.500	0.500
Equal to or greater than 3.5 and less than 4.0x	3.000	2.750	0.500
Equal to or greater than 4.0 and less than 4.5x	3.250	3.000	0.750
Equal to or greater than 4.5x	3.500	3.250	1.000

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

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  In the February 2009 amendment, the requirement that we maintain an Adjusted EBIT Debt Service Ratio (as defined in the Credit Agreement), until maturity, of not less than

1.25 to 1.00, was eliminated in favor of a requirement that we maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) of not less than 2.25 to 1.00 until maturity.  The Pro Forma Adjusted EBITDA Debt Service Ratio is determined on a trailing 12 month basis.  In addition, the February 2009 amendment (i) reduced the maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) from 3.00 to 1.00 to 2.50 to 1.00, (ii) imposed a restriction that we cannot make any maintenance capital expenditures exceeding 15% of our consolidated total revenue as calculated at the end of a fiscal year and (iii) replaced the prior minimum net worth covenant with a minimum tangible net worth covenant.  We are required to maintain minimum tangible net worth of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of our after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in our net worth resulting from the net cash proceeds of any future equity offerings.

Other covenants in the credit agreement limit our ability and certain of our subsidiaries to, among other things, create, incur, assume or permit to exist certain liens; make certain investments, loans and advances; enter into any sale-leaseback transactions; materially change the nature of their businesses; create, incur, assume or permit to exist certain leases; merge into or with or consolidate with any other person; sell, lease or otherwise dispose of all or substantially all of their properties or assets; discount or sell any of their notes or accounts receivable; transact business with affiliates unless in the ordinary course of business and on arm’s length basis; make certain negative pledges; or amend, supplement or otherwise modify the terms of any debt or prepay, redeem or repurchase any subordinated debt.  Please read “Risk Factors—Risks Associated with Our Indebtedness.”  As of December 31, 2008, we were in compliance with all covenants under the credit facility agreement.

Preferred Stock

On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement with Ares Corporate Opportunities Fund II L.P., which provided for us to issue and sell 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, to Ares. The purchase price per preferred share was $100.00, for an aggregate purchase price of $75 million.  The preferred stock is convertible into our common stock, par value $0.01 per share, at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  The closing of the sale and issuance of the full amount of preferred shares pursuant to the purchase agreement was completed on July 27, 2006.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

The preferred shares are immediately convertible at Ares’ discretion into 8,880,754 shares of our common stock, which would represent approximately 35.1% of our outstanding common stock on a post-conversion basis as of March 1, 2009.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 37.8% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

•
upon a “fundamental transaction,” including a “group” (defined in the Securities Exchange Act of 1934, as amended) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that results in the transfer of a majority of voting rights;

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

Tax-Exempt Bonds

During the year ended December 31, 2008, we repaid $8.8 million of Environmental Facilities Revenue Bonds.  As of December 31, 2008, there were no tax-exempt bonds outstanding.

Contractual Obligations

As of December 31, 2008, we had the following contractual obligations (in thousands).  The contractual obligations do not include interest payments on long-term debt due to the variable interest rates under our credit facility and the varying amounts outstanding under our credit facility during the year.  The contractual interest rate for our credit facility is the LIBOR base rate plus a stipulated margin, which also fluctuates based on our leverage ratio.  For the year ended December 31, 2008, our cash paid for interest expense was $17.8 million.  Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2008.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt principal amount outstanding (1)	$200,359	$64	$48,720	$1,575	$150,000
Closure and post-closure costs (2)	173,588	—	1,344	181	172,063
Operating lease	4,838	926	1,575	745	1,592
Note payable	123	123	—	—	—
Total	$378,908	$1,113	$51,639	$2,501	$323,655

(1)	Related interest obligations have been excluded from this maturity schedule.

(2)
The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2008, without the impact of discounting and inflation.  We believe the amount and timing of these activities are reasonably estimable.  The cost in current dollars is inflated (2.5% at December 31, 2008) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2008).  Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

Other Commitments

As of December 31, 2008, we had the following other commitments (in thousands):

	Commitment Expiration By Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financial surety bonds (1)	$60,108	$60,108	$—	$—	$—
Standby letters of credit (2)	11,291	11,291	—	—	—
Total	$71,399	$71,399	$—	$—	$—

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

(2)
We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above.  As of December 31, 2008, $4.7 million had been provided to the surety bond underwriters.  We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims.  As of December 31, 2008, we had provided $6.6 million in standby letters of credit.  All of these standby letters of credit are renewed on an annual basis.  Our commitments for standby letters of credit are not recorded in our financial statements.  The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income.  However, we currently satisfy such claims from our cash flows from operations.

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

We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.  As of December 31, 2008, we had accrued approximately $2.5 million for these claims.  If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

Cash Flows

The following is a summary of our cash balances and cash flows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cash and cash equivalents at the end of the period	$955	$1,138	$52,207
Net cash provided by operating activities	$34,294	$39,606	$36,876
Net cash used in investing activities	$(30,943)	$(121,013)	$(36,537)
Net cash provided by (used in) financing activities	$(3,534)	$30,338	$51,190

Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was $34.3 million, $39.6 million and $36.9 million, respectively.  The changes in cash flows from operating activities are primarily due to the changes in net income (loss), deferred taxes and the components of working capital from year to year as well as the impairment of goodwill in 2008.  Other items impacting operating cash flows include depreciation and amortization, write-off of deferred financing costs and debt discount, interest rate swap, prepaid disposal usage as well as stock-based compensation, all of which were non-cash expenses.  Additionally in 2006, we realized $4.0 million from the termination of an interest rate swap agreement.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $37.9 million, $121.3 million and $36.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The fluctuation is mainly caused by acquisitions over the years.  In 2008, we reduced our acquisition activity in response to weakening market conditions.  We spent substantially more on acquisitions in 2007.  During 2006 we reduced our pace for acquisitions and focused on implementing a new capital plan to provide us with more funds to pursue future acquisitions.  On the other hand, capital expenditures related to our existing operations remained steady as our revenue grows.

Net cash provided by (used in) financing activities during the years ended December 31, 2008, 2007 and 2006 was $(3.5) million, $30.3 million and $51.2 million, respectively.  Net cash provided by (used in) financing activities during the years ended December 31, 2008, 2007 and 2006 mainly includes a combination of the issuance of equity including common stock and preferred stock, the issuance of our senior notes, borrowings under our credit facilities, repayments of debt, payments under the common stock repurchase program, changes in restricted cash, and financing costs associated with our credit facilities.  Proceeds from financing during 2008 and 2007 included the borrowings under our revolving credit facility.  Proceeds from financing during 2006 included the net proceeds from the issuance of preferred stock and our senior notes.

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

Landfill Accounting

Capitalized Landfill Costs

At December 31, 2008, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of December 31, 2008, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of December 31, 2008, we have included 139 million cubic yards of expansion airspace with estimated development costs of approximately $91.4 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2008, 2007, and 2006:

	2008	2007	2006
Number of landfills owned	24	24	20
Landfill depletion and amortization expense (in thousands)	$11,058	$10,483	$8,784
Accretion expense (in thousands)	558	483	284
Closure and post-closure cost (in thousands)	—	513	286
	$11,616	$11,479	9,354
Airspace consumed (in thousands of cubic yards)	5,730	5,456	4,806
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.03	$2.10	$1.95

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values, and reviewed for impairment.  Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We assess potential impairment of our goodwill, intangible assets and other long-lived assets annually on October 31 and more frequently if there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying less likely.  If indicators of impairment were present for intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified.  The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.  Factors we consider important, which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized.  In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, we use the following reporting units: Alabama, Arkansas, Colorado/New Mexico, Florida, Kansas/Missouri, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  Each reporting unit is a component of an operating segment and was chosen because management regularly reviews the operating results of that component.  Management believes that these reporting units allow for a more thorough impairment analysis.  To determine the fair value of each reporting unit, we used discounted cash flows of projected unleveraged free cash flows over the anticipated life of the underlying assets.  We consider the current year cash flow and our anticipated forecast for the life of the sites.  Our forecasted revenues and related cash flows are estimated based on a combination factors.  These factors included:

•	forecasted inflationary factors

•	budgeted 2009 results

•	the timing of operating permits for new or expanded landfills

•	general growth expectations within the market

•	historical operating results

•	average capital expenditures for the previous four-year period

The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums.  The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.  During the fourth quarter of 2008, as we performed the annual impairment assessment of goodwill, there was a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions, as well as, worsening conditions in the overall economy.  Based on the first step analysis under SFAS No. 142, we determined that the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  After performing the second step, we concluded that an impairment adjustment of $41.7 million was appropriate.

Additionally we considered the market valuation approach.  We compared our market capitalization relative to our book value at both the October 31, 2008 measurement date and December 31, 2008.  While market capitalization generally reflects investors’ expectations of future performance, the fair value of a reporting unit is not represented by our market capitalization alone.  The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date which indicates a willing buyer and seller of a reporting unit.  Fair value recognizes the existence of expected synergies related to an acquisition as well as a control premium that a third party would be willing to pay to obtain a controlling interest in the reporting unit.  We applied a reasonable control premium based on comparable industry averages.  We believe there is a reasonable basis for the excess of estimated fair value of our reporting units over our market capitalization.

In an effort to bridge the difference between the market value of our stock and the fair value of the reporting units we considered several factors.  These factors are as follows:

•
Lack of liquidity in our stock.  On average during 2008, fewer than 25,000 non-block shares were traded daily in the open market with a median daily volume of 18,500 shares.  This limited liquidity restricts the number of potential investors in our common stock as many funds are prohibited from taking equity positions with limited ability to sell without adversely affecting the market.

•
Reporting units are valued as if the acquirer would not incur substantial additional overhead in order to integrate our reporting unit with their operations.  Our market capitalization reflects the impact of overhead pertaining to our combined operation.

•
Market capitalization reflects the impact of the liquidation preference associated with our preferred stock.  We cannot force the preferred shareholders to convert to common unless our common stock is trading above $9.60 per share; however, in the event of liquidation or other buyout of all of our outstanding common stock, the preferred shareholders would be entitled to a full $9.60 per share.

•
Our outstanding senior notes contain early termination provisions entitling the note holders to receive approximately $27.5 million more than the carrying value of our notes.  This difference results in a dilution of value to be received by the common shareholders which we believe is priced into the common market value.

 The estimated fair value of our reporting units requires judgment and the use of estimates by management.  Potential factors requiring assessment include trends in our stock price, variance in results of operations from our projections, and additional acquisition transactions in our industry that reflect a control premium.  Any of these potential factors may cause us to re-evaluate goodwill during any quarter throughout the year.  If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however, such charge could have a material impact to our equity and statement of operations.

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

Recently Adopted and New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 was effective January 1, 2008 and is applied prospectively.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities.  We adopted SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  We are currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value.  All subsequent changes in fair value for the financial instrument would be reported in earnings.  SFAS No. 159 is effective January 1, 2008.  We did not adopt the fair value option permitted under this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.”  SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position.  SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the impact of SFAS No. 160 on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of SFAS No. 161 on our financial position, results of operations or cash flows.

In May 2008, the FASB issued Staff Position APB No. 14-1 (FSP APB No. 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133.  FSP APB No. 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented.  We are currently evaluating the impact of APB No. 14-1 on our financial position, results of operations or cash flows.

Cautionary Statement About Forward-Looking Statements

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” or “opportunity,” the negatives of these words, or similar words or expressions.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  This is true of our description of our acquisitions for example.  It is also true of our “run rate” definitions which are estimates based upon a mixture of historical and projected results.

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

Our future financial performance may also depend on our ability to pursue acquisitions, which will be subject to many risks and uncertainties including, but not limited to, the following:

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

•
our acquisitions have resulted and future acquisitions we make may continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected; and

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At December 31, 2008, the related floating rate was 1.46%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the year ended December 31, 2008, the net difference between the fixed amount we paid and the floating amount we received was $3.2 million.  Considering the rates in effect at December 31, 2008, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $6.3 million in 2009.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap will be recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of December 31, 2008 and 2007, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $101.4 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.0 million annually while a 100 basis point decrease in interest rates would result in $1.0 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.  Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.”  The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2008 (dollars in thousands):

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter	Total
Debt:
Senior notes	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate (a)
Revolving credit agreement	$—	$—	$48,617	$—	$—	$—	$48,617
Average interest rate (b)
Other borrowings	$64	$103	$—	$1,575	$—	$—	$1,742
Average interest rate	6.1%	5.0%	—	5.5%	—	—	5.5%
Note payable	$123	$—	$—	$—	$—	$—	$123
Average interest rate	3.7%	—	—	—	—	—	3.7%

(a)	The interest rate of our senior notes is 9.25% as stipulated by the note agreement.

(b)
Borrowings under the revolving credit agreement bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate.  The applicable margin is determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  As of December 31, 2008, the interest rate in effect for the revolving credit agreement was 3.3%.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of December 31, 2008, the fair value of these notes, based on quoted market prices, was approximately $115.5 million compared to a carrying amount of $150 million.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(m) to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCA Waste Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited WCA Waste Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  WCA Waste Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WCA Waste Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 12, 2009

WCA WASTE CORPORATION

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$955	$1,138
Restricted cash	—	351
Accounts receivable, net of allowance for doubtful accounts of $1,173 and $1,498	24,956	22,946
Deferred tax assets	3,354	3,627
Prepaid expenses and other	2,108	6,937
Total current assets	31,373	34,999

Property and equipment, net	276,483	270,384
Goodwill, net	64,580	102,112
Intangible assets, net	7,486	7,271
Deferred financing costs, net	4,654	4,610
Restricted cash — debt service reserve fund	—	988
Long-term note receivable, less current maturities	—	6,101
Deferred tax assets	2,992	—
Other assets	390	258
Total assets	$387,958	$426,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,830	$9,856
Accrued liabilities and other	23,654	18,269
Note payable	123	4,716
Current maturities of long-term debt	64	699
Total current liabilities	33,671	33,540

Long-term debt, less current maturities and discount	200,295	198,149
Interest rate swap	5,278	4,677
Accrued closure and post-closure liabilities	7,398	6,560
Deferred tax liabilities	—	11,620
Other long-term liabilities	1,813	1,813
Total liabilities	248,455	256,359

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 828 shares; issued and outstanding 828 shares and 805 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 17,399 shares and 17,083 shares	174	171
Treasury stock	(5,322)	(174)
Additional paid-in capital	172,788	166,665
Retained earnings (deficit)	(28,145)	3,694
Total stockholders’ equity	139,503	170,364
Total liabilities and stockholders’ equity	$387,958	$426,723

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue	$208,009	$184,940	$149,497
Expenses:
Cost of services	142,129	121,853	95,991
Depreciation and amortization	27,151	24,234	19,070
Impairment of goodwill	41,725	—	—
General and administrative (including stock-based compensation of $2,212, $1,977 and $1,118, respectively)	12,335	12,768	11,010
	223,340	158,855	126,071
Operating income (loss)	(15,331)	26,085	23,426

Other income (expense):
Interest expense, net	(18,560)	(16,765)	(15,385)
Write-off of deferred financing costs and debt discount	—	—	(3,240)
Impact of interest rate swap	(7,547)	(4,442)	340
Other income (expense), net	(62)	387	192
	(26,169)	(20,820)	(18,093)

Income (loss) before income taxes	(41,500)	5,265	5,333
Income tax (provision) benefit	13,737	(2,343)	(2,313)
Net income (loss)	(27,763)	2,922	3,020
Accrued payment-in-kind dividend on preferred stock	(4,076)	(3,876)	(1,603)
Net income (loss) available to common stockholders	$(31,839)	$(954)	$1,417

Net income (loss) available to common stockholders:
Earnings per share – basic	$(1.96)	$(0.06)	$0.09

Earnings per share – diluted	$(1.96)	$(0.06)	$0.09

Weighted average shares outstanding — basic	16,257	16,460	16,360

Weighted average shares outstanding — diluted	16,257	16,460	16,385

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)

							Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	16,532	$165	—	$—	$86,930	$5,043	$(431)	$91,707
Reclassification of accumulated loss on interest rate swap, net of tax	—	—	—	—	—	—	—	—	431	431
Issuance of preferred stock, net of issuance costs of $3,107	750	8	—	—	—	—	71,885	—	—	71,893
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	1,603	(1,603)	—	—
Issuance of common stock	—	—	6	—	—	—	52	—	—	52
Restricted shares withheld	—	—	(16)	—	—	—	(124)	—	—	(124)
Equity transaction costs	—	—	—	—	—	—	(144)	—	—	(144)
Gecko holdback settlement	—	—	(18)	—	18	(174)	—	—	—	(174)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	355	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,118	—	—	1,118
Net income	—	—	—	—	—	—	—	3,020	—	3,020
Balance, December 31, 2006	750	$8	16,859	$169	18	$(174)	$161,316	$6,460	$—	$167,779
Cumulative effect of change in accounting principle (FIN 48)	—	—	—	—	—	—	—	(1,812)	—	(1,812)
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	3,876	(3,876)	—	—
Issuance of Preferred stock	55	—	—	—	—	—	—	—	—	—
Restricted shares withheld	—	—	(37)	—	—	—	(285)	—	—	(285)
Equity transaction costs	—	—	—	—	—	—	(5)	—	—	(5)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	261	2	—	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,765	—	—	1,765
Net income	—	—	—	—	—	—	—	2,922	—	2,922
Balance, December 31, 2007	805	$8	17,083	$171	18	$(174)	$166,665	$3,694	$—	$170,364
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,076	(4,076)	—	—
Issuance of Preferred stock	23	—	—	—	—	—	—	—	—	—
Restricted shares withheld	—	—	(53)	(1)	—	—	(345)	—	—	(346)
Issuance of restricted shares to employees and directors, net of unearned compensation	—	—	351	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	2,396	—	—	2,396
Common stock repurchased under repurchase program	—	—	(1,056)	—	1,056	(5,148)	—	—	—	(5,148)
Net loss	—	—	—	—	—	—	—	(27,763)	—	(27,763)
Balance, December 31, 2008	828	$8	16,325	$174	1,074	$(5,322)	$172,788	$(28,145)	$—	$139,503

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(27,763)	$2,922	$3,020
Unrealized gain on interest rate swap, net of tax	—	—	431
Total comprehensive income (loss)	$(27,763)	$2,922	$3,451

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(27,763)	$2,922	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,151	24,234	19,070
Impairment of goodwill	41,725	—	—
Non-cash compensation charge	2,212	1,977	1,118
Amortization of deferred financing costs and debt discount	1,303	897	728
Write-off of deferred financing costs and debt discount	—	—	3,240
Deferred tax provision (benefit)	(14,339)	1,749	2,271
Accretion expense for closure and post-closure obligations	558	483	284
Gain on sale of assets	(178)	(387)	(192)
Net loss on early disposition of notes receivable/payable	221	—	—
Unrealized loss on interest rate swap	4,316	3,948	3,393
Prepaid disposal usage	—	1,037	2,383
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,196)	(3,302)	(946)
Prepaid expenses and other	(287)	(1,851)	(1,308)
Accounts payable and other liabilities	1,571	7,899	3,815
Net cash provided by operating activities	34,294	39,606	36,876
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8,144)	(92,835)	(7,600)
Proceeds from sale of fixed assets	477	376	258
Principal of note receivable	304	—	—
Proceeds from disposition of note receivable	6,225	—	—
Cost incurred on possible acquisitions	—	(71)	(85)
Capital expenditures	(29,805)	(28,483)	(29,110)
Net cash used in investing activities	(30,943)	(121,013)	(36,537)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	71,893
Proceeds from issuance of long-term debt, net of original purchase discount	—	—	145,669
Principal payments on long-term debt	(16,130)	(931)	(126,969)
Net change in revolving line of credit	17,340	31,277	(37,723)
Payments under common stock repurchase program	(5,148)	—	—
Decrease in restricted cash	1,339	9	14
Equity transaction costs	—	(5)	(144)
Deferred financing costs	(935)	(12)	(1,550)
Net cash provided by (used in) financing activities	(3,534)	30,338	51,190
Net change in cash and cash equivalents	(183)	(51,069)	51,529
Cash and cash equivalents at beginning of period	1,138	52,207	678
Cash and cash equivalents at end of period	$955	$1,138	$52,207

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Supplemental cash flow information:
Cash paid during the year for:
Interest	$17,797	$16,903	$15,511
Taxes	355	105	315

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	305	4,721	7,570
Acquisitions of operations, net of divestitures:
Restricted cash	—	—	417
Accounts receivable	(186)	2,479	92
Prepaid expenses and other	(25)	(1,265)	88
Long-term note receivable, including current maturities	—	7,200	—
Property and equipment, net	3,405	55,201	10,739
Goodwill	4,193	28,566	1,091
Intangible assets	948	2,944	157
Debt and liabilities issued or assumed, net of debt discount	191	665	6,254
Long-term debt	—	1,575	—
Accrued closure post-closure liabilities	—	50	12
Deferred tax liabilities	—	—	(1,160)
Treasury stock	—	—	(174)
Additional paid-in capital	—	—	52

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

(f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2008, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2008.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2008, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2005	$127,758	$3,618
Capital expenditures	12,107	—
Acquisition of landfill and other adjustments	1,578	(291)
Amortization expense	(8,784)	—
Obligations incurred and capitalized	446	446
Revisions to estimates of closure and post-closure activities	(306)	(306)
Interest accretion	—	284
December 31, 2006	$132,799	$3,751
Capital expenditures	9,198	—
Acquisition of landfill and other adjustments	43,393	(466)
Amortization expense	(10,483)	—
Obligations incurred and capitalized	453	453
Revisions to estimates of closure and post-closure activities	2,339	2,339
Interest accretion	—	483
December 31, 2007	$177,699	$6,560
Capital expenditures	12,657	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(11,058)	—
Obligations incurred and capitalized	516	516
Revisions to estimates of closure and post-closure activities	(236)	(236)
Interest accretion	—	558
December 31, 2008	$179,588	$7,398

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	December 31,
	2008	2007	2006
Recorded amounts:
Current portion	$—	$—	$—
Noncurrent portion	7,398	6,560	3,751
Total recorded	$7,398	$6,560	$3,751

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The Company’s total anticipated cost for closure and post-closure activities is $173.6 million, as measured in current dollars.  The recorded liabilities as of December 31, 2008 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value.  The Company believes the amount and timing of these activities are reasonably estimable.  Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2009	2010	2011	2012	2013	Thereafter
$—	$—	$1,344	$—	$181	$172,063

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2008, 2007 and 2006) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2008, 2007 and 2006).  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability, the amount recorded would have been $29.6 million, $26.9 million and $16.8 million at December 31, 2008, 2007 and 2006, respectively.

The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology

Definitions:
Closure
Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2008, 2007 and 2006).
Cost Estimates:
Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 2.5% for 2008, 2007 and 2006.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure
The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed.  Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2008, 2007 and 2006).

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

(j) Costs Incurred on Possible Acquisitions

In the past, costs incurred on possible acquisitions were capitalized as incurred and consisted primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

diligence process, and nonrefundable down payments.  Upon consummation of an acquisition accounted for as a purchase, deferred costs were capitalized as part of the purchase price.  Capitalized costs were reviewed for reasonableness on a periodic basis, and costs that management believed related to transactions that would not be consummated were charged to expense.  During 2008, 2007 and 2006, the Company expensed $115, $44 and $286, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations.  At December 31, 2008 and 2007, $0 and $140 of such capitalized costs are reflected in other assets on WCA’s consolidated balance sheets.  Starting in 2009, all acquisition-related transaction and restructuring costs will be expensed as incurred rather than capitalized as part of the acquisition costs according to SFAS No. 141(R).

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method.  During 2008, 2007 and 2006, the Company expensed $896, $844 and $696, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations.   In addition, the Company wrote off $3,240 of deferred financing costs and debt discount associated with the first and second lien credit agreements that were repaid and retired in connection with its financing transactions in July 2006.

(l) Interest Expense

Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, offset by interest income earned on the Company’s cash balances.  For the years ended December 31, 2008, 2007 and 2006, interest expense consists of the following (in thousands):

	2008	2007	2006
Note payable and long-term debt	$17,616	$16,940	$15,959
Amortization of deferred financing costs	896	844	696
Amortization of debt discount	406	53	32
	18,918	17,837	16,687
Less interest income	358	1,072	1,302
Interest expense, net	$18,560	$16,765	$15,385

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

Income taxes have been calculated in accordance with SFAS No. 109, “Accounting for Income Taxes.” All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Income taxes payable are included with accrued liabilities on the Company’s balance sheets.  See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.

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

(p) Derivative Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

Effective November 1, 2005, the Company entered into an interest rate swap agreement with a notional amount of  $150 million.  Under the agreement, the Company receives a floating rate of interest based on LIBOR and pays a fixed rate of 4.885% through maturity of the swap in November 2010.  With the restructuring of its long-term debt and the termination of the interest rate swap in July 2006, the Company received $4.0 million from the swap counter-party and recorded the entire gain of $4.0 million in the consolidated statement of operations.  In addition, the Company recorded $0.1 million of realized loss related to the interest rate swap in the consolidated statement of operations.

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap will be recognized in the statement of operations as a non-cash gain or loss.  For the years ended December 31, 2008, 2007 and 2006, the Company recorded $3.2 million, $0.5 million and $0.2 million, respectively, of realized loss as well as $4.3 million, $3.9 million and $3.4 million, respectively, of unrealized loss related to the interest rate swap in the consolidated statement of operations.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

 (q) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and accrued expenses approximate fair value.

As of December 31, 2008, the fair value of the Company’s 9.25% senior notes, based on quoted market prices, was approximately $115.5 million compared to a carrying amount of $150 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of December 31, 2008.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$11,657	$—	$11,657
Total liabilities	$—	$11,657	$—	$11,657

(r) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

(s) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2008, 2007 and 2006, no single group or customer represents greater than 10% of total accounts receivable.

 (t) Segment Information

The Company’s revenue is derived from one industry segment, which includes collection, transfer and disposal of non-hazardous solid waste primarily in the central and southern United States.  Operating segments (regions) are determined by the reporting structure and the vertical integration of the related operations.  The three regional managers report to the Company’s chief operating officer and the Company’s financial performance is evaluated based on the regional managers’ responsibilities .  See note 12 “Segment Reporting” for geographic information relating to the Company’s operations.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(u) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  The application of SFAS No. 157, however, may change current practice within an organization.  SFAS No. 157 was effective January 1, 2008 and is applied prospectively.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities.  The Company adopted SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  Please read note 1(q) above for the disclosures required by SFAS No. 157.  The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value.  All subsequent changes in fair value for the financial instrument would be reported in earnings.   SFAS No. 159 was effective January 1, 2008.  The Company did not adopt the fair value option permitted under this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact SFAS No. 141(R) will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.”  SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position.  SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 160 on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Staff Position APB No. 14-1 (FSP APB No. 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133.  FSP APB No. 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented.  The Company is currently evaluating the impact of APB No. 14-1 on the Company’s financial position, results of operations or cash flows.

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

(3)  Acquisitions

During 2008, the Company completed three acquisitions.  Total consideration for these transactions included $8.1 million of cash and $0.2 million of accrued future payments.  The accrued future payments were made in February 2009.  These acquisitions resulted in the addition of one transfer station and some tuck-in operations.

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

During 2006, the Company completed four acquisitions, including three acquisitions from Old WCA.  Total consideration for these transactions was approximately $12.9 million, including $7.6 million of cash, and $5.3 million of debt assumed (net of $0.1 million of debt discount).  Subsequently, the Company repaid $1.3 million of the assumed debt associated with one of these acquisitions.  These acquisitions resulted in the addition of one landfill, one collection operation and two transfer stations.  Also during 2006, 17,943 shares were returned as treasury shares and 6,427 shares were issued in association with final settlement of prior acquisitions.

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, net of divestitures, has been allocated as follows (in thousands):

	2008	2007	2006
Restricted cash	$—	$—	$417
Accounts receivable	(186)	2,479	92
Prepaid expenses and other	—	5	88
Property and equipment, net	3,406	55,201	10,739
Goodwill	4,193	28,566	1,091
Intangible assets	947	2,944	157
Accounts payable and accrued liabilities	(191)	(715)	(994)
	$8,169	$88,480	$11,590

The table above reflected $20 of purchase price adjustments in 2008 relating to the 2007 acquisitions.  In 2007, $39 of purchase price adjustments were related to the 2006 acquisitions.  In 2006, $1,348 of the adjustment entries were associated with the 2005 and 2004 acquisitions.

In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills.  These rights expire at the earlier of September 2010 or the usage of two million cubic yards.  The Company can utilize these rights to dispose of waste at the specified landfills.  The prepaid disposal rights were fully utilized in 2007.  During the years ended December 31, 2007 and 2006, the Company utilized $428 and $1,602, respectively, of prepaid disposal rights, which is included as a cost of service in the related statements of operations.

The Company also paid $1,000 to acquire prepaid disposal rights at a landfill during each of the years ended December 31, 2007 and 2006. At the time the Company acquired the landfill in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(4)  Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options, warrants and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(27,763)	$2,922	$3,020
Accrued payment-in-kind dividend on preferred stock	(4,076)	(3,876)	(1,603)
Net income (loss) available to common stockholders	$(31,839)	$(954)	$1,417

Denominator:
Weighted average basic shares outstanding	16,257	16,460	16,360
Dilutive effect of restricted share issuances	—	—	25
Weighted average diluted shares outstanding	16,257	16,460	16,385

Earnings (loss) per Share:
Basic	$(1.96)	$(0.06)	$0.09
Diluted	$(1.96)	$(0.06)	$0.09

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options and warrants	576	621	634
Restricted shares	687	594	32
Convertible preferred stock	8,637	8,221	3,506
Convertible debt	790	674	636
	10,690	10,110	4,808

 (5)  Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balance, beginning of year	$1,498	$540	$1,190
Amounts charged to expense	827	1,213	(36)
Amounts written off, net of amounts recovered	(1,152)	(255)	(614)
Balance, end of year	$1,173	$1,498	$540

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Prepaid insurance premiums	$177	$4,607
Prefunded insurance claims	224	261
Current maturities of long-term note receivable	—	754
Other	1,707	1,315
	$2,108	$6,937

Property and Equipment

Property and equipment consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Land and landfills	$252,693	$237,964
Vehicles and equipment	86,383	75,738
Containers	34,181	29,867
Buildings and improvements	11,339	10,609
Computers and software	1,602	1,451
Furniture and fixtures	989	877
	387,187	356,506
Less accumulated depreciation and amortization	110,704	86,122
	$276,483	$270,384

Other Assets

Other assets consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Costs incurred on possible acquisitions	$—	$140
Deposits	390	118
	$390	$258

Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Accrued insurance claims	$3,407	$3,546
Accrued payroll costs	3,184	3,727
Deferred revenue	5,416	4,517
Accrued taxes	2,142	944
Accrued interest	1,563	1,197
Interest rate swap	6,379	2,664
Other	1,563	1,674
	$23,654	$18,269

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(6)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2006	$73,546
Acquisitions, net of divestitures	28,566
Balance, December 31, 2007	$102,112
Acquisitions	4,193
Impairment	(41,725)
Balance, December 31, 2008	$64,580

The Company assesses potential impairment of its goodwill, intangible assets and other long-lived assets annually on October 31 and more frequently if there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying less likely.  If indicators of impairment were present for intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified.  The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.  Factors the Company’s management considers important, which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized.  In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, the Company uses the following reporting units: Alabama, Arkansas, Colorado/New Mexico, Florida, Kansas/Missouri, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  Each reporting unit is a component of an operating segment under SFAS No. 131 and was chosen because management regularly reviews the operating results of that component.  Management believes that these reporting units allow for a more thorough impairment analysis.  The Company estimated the fair value of each reporting unit by utilizing the anticipated discounted cash flow of projected unleveraged free cash flows over the anticipated life of the underlying assets.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill.  The Company also considered the market valuation approach and compared its market capitalization relative to its book value at both the October 31, 2008 measurement date and December 31, 2008.  While market capitalization generally reflects investors’ expectations of future performance, the fair value of a reporting unit is not represented by market capitalization alone.  The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date which indicates a willing buyer and seller of reporting unit.  Fair value recognizes the existence of expected synergies related to an acquisition as well as a control premium that a third party would be willing to pay to obtain a controlling interest in the reporting unit.  The Company applied a reasonable control premium based on comparable industry averages.  The Company believes there is a reasonable basis for the excess of estimated fair value of its reporting units over its market capitalization.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

During the fourth quarter of 2008, as the Company performed the annual impairment assessment of goodwill, there was a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions, as well as, worsening conditions in the overall economy.  Based on the first step analysis under SFAS No. 142, the Company concluded that the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  After performing the second step, the Company determined that an impairment adjustment of $41.7 million was appropriate based on the differences between the implied fair value and the carrying value of the goodwill.  In connection with the annual impairment test during 2007 and 2006, the second step of the impairment test was not required for any of the Company’s reporting units and accordingly no impairment of goodwill was indicated.

The estimated fair value of the Company’s reporting units requires judgment and the use of estimates by management.  Potential factors requiring assessment include trends in the Company’s stock price, variance in results of operations from management projections, and additional acquisition transactions in the waste industry that reflect a control premium.  Any of these potential factors may cause the Company to re-evaluate goodwill during any quarter throughout the year.  If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows, however, such charge could have a material impact to its equity and statement of operations.

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2008 and 2007 (in thousands):

	Customer Contracts and Customer Lists	Covenants Not-to-Compete	Total
December 31, 2008
Intangible assets	$8,131	$1,218	$9,349
Less accumulated amortization	1,454	409	1,863
	$6,677	$809	$7,486
December 31, 2007
Intangible assets	$7,460	$941	$8,401
Less accumulated amortization	917	213	1,130
	$6,543	$728	$7,271

Amortization expense for these intangible assets was approximately $733, $558 and $313 for 2008, 2007 and 2006, respectively.  The intangible asset amortization expense estimated as of December 31, 2008, for the five years following 2008 is as follows (in thousands):

2009	2010	2011	2012	2013
$831	$815	$798	$716	$797

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (6.25% and 6.55% at December 31, 2008 and 2007, respectively)	48,617	31,277
Environmental Facilities Revenue Bonds, principal payable in varying annual installments, maturing in 2020, interest rate ranging from 8.5% to 9% (8.91% weighted average rate at December 31, 2007)	—	8,815
Notes payable to banks and financial institutions, payable monthly through August 2010, weighted average interest rate of 6.77% and 6.69% at December 31, 2008 and 2007, respectively	39	459
Note payable, with interest rate of 5%, due in January 2010	128	128
Seller convertible note, with interest rate of 5%, due in December 2009	—	3,000
Seller convertible notes, with interest rate of 8%, due in January 2010	—	4,000
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	200,359	199,254
Less debt discount	—	406
Less current maturities	64	699
	$200,295	$198,149

As of December 31, 2008, the Company had $175 million in total capacity under its credit facility, of which $48.6 million was outstanding under the revolving line of credit and $11.3 million in other letters of credit issued, leaving $115.1 million in availability.  See further discussions under Bank Credit Facility below.

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

The senior notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of December 31, 2008.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

Bank Credit Facility

Additionally, on July 5, 2006, the Company entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  This credit facility replaced the previous $100 million revolving credit facility with Wells Fargo Bank National Association as administrative agent.  At the time that the credit facility was entered into, it included covenants similar to the expiring facility with reduced interest margins associated with various leverage ratios.  These interest margins were amended in October 2008 and again on February 19, 2009.  Applicable fees and margins are determined based on the Company’s leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  The following table highlights the revised margins included in the October 2008 (Commitment Fee) and February 2009 (LIBOR Margin and Prime Margin) amendments:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	2.500	2.250	0.500
Equal to or greater than 3.0 and less than 3.5x	2.750	2.500	0.500
Equal to or greater than 3.5 and less than 4.0x	3.000	2.750	0.500
Equal to or greater than 4.0 and less than 4.5x	3.250	3.000	0.750
Equal to or greater than 4.5x	3.500	3.250	1.000

The Company’s obligations under the credit facility are secured by the capital stock of its subsidiaries and all tangible (including real estate) and intangible assets belonging to the Company and its subsidiaries.  The obligations are also guaranteed by certain material subsidiaries.  Obligations under the credit facility are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the credit facility), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  In the February 2009 amendment, the requirement that the Company maintain an Adjusted EBIT Debt Service Ratio (as defined in the Credit Agreement), until maturity,

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

of not less than 1.25 to 1.00, was eliminated in favor of a requirement that the Company maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) of not less than 2.25 to 1.00 until maturity.  The Pro Forma Adjusted EBITDA Debt Service Ratio is determined on a trailing 12 month basis.  In addition, the February 2009 amendment (i) reduced the maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) from 3.00 to 1.00 to 2.50 to 1.00, (ii) imposed a restriction that the Company cannot make any maintenance capital expenditures exceeding 15% of its consolidated total revenue as calculated at the end of a fiscal year and (iii) replaced the prior minimum net worth covenant with a minimum tangible net worth covenant.  The Company is required to maintain minimum tangible net worth of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of its after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in its net worth resulting from the net cash proceeds of any future equity offerings.

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

The aggregate payments of long-term debt outstanding at December 31, 2008 are as follows (in thousands):

2009	$64
2010	103
2011	48,617
2012	1,575
2013	—
Thereafter	150,000
$200,359

(8)  Note Payable

In June 2008, the Company issued a note payable for $305 to a financial institution to fund the payments of general insurance premiums.  The note bears interest at 3.69% and principal and interest are payable monthly through April 2009.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(9)  Stockholders’ Equity

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, including the acquisition of the Company or a public offering of the Company’s common stock, all five years’ worth of cumulative PIK dividends would accelerate.  The preferred stockholder holds certain preferential rights, including the appointment of two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can elect to continue to PIK the dividends or to pay dividends in cash at the rate of 5% per annum.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

Stock-based Compensation

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of December 31, 2008, there were approximately 608,000 remaining shares authorized for issuance.

Additionally during 2008, 2007 and 2006, approximately 388,000, 287,000 and 363,000 restricted shares of the common stock of the Company were granted to certain directors, officers and key employees with an aggregate market value of $7.4 million on the grant dates.  This value was included in additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheet.  These shares vest over periods ranging from one to ten years from the issuance date.  The value of the restricted shares is being amortized to expense over that period.  During the years ended December 31, 2008, 2007 and 2006, $2,182, $1,765 and $1,118 of stock compensation expense related to these restricted shares was recognized.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The following table reflects the restricted share activity for the Company during 2008, 2007 and 2006 (in thousands):

	2008			2007			2006
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	594	$7.85		478	$7.84		204	$9.50
Granted	388	6.38		287	7.97		363	7.24
Vested	(258)	8.21		(145)	8.09		(81)	9.37
Forfeited	(37)	6.97		(26)	7.57		(8)	7.54
Unvested at end of year	687	$6.93	2.62	594	$7.85	3.31	478	$7.84	4.83

The following table reflects the option and warrant activity for the Company during 2008, 2007 and 2006 (in thousands, except per share data):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	621	$9.51	634	$9.52	644	$9.52
Grants	—	—	—	—	—	—
Forfeitures	(45)	9.50	(13)	9.80	(10)	9.50
Outstanding at end of year	576	$9.52	621	$9.51	634	$9.52

The following table summarizes information about the stock options outstanding at December 31, 2008 (in thousands, except per share data):

	Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
9.50	565	$9.50	5.5
10.28 – 10.39	11	10.34	6.0
	576	$9.52	5.5

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2008, there was no intrinsic value as of December 31, 2008.

Other

On April 16, 2008, the Company's Board of Directors authorized the repurchase of up to $10 million of its common shares from time to time in open market or private transactions.  The timing and actual number of shares purchased depended on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions.  The stock repurchase program was terminated on December 18, 2008.  During the year ended December 31, 2008, the Company repurchased 1,056,014 shares of its common stock for approximately $5.1 million.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(10)  Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees.  Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company.  Salary deferrals are 100% vested at all times.  Matching contributions to the plan for the years ended December 31, 2008, 2007, and 2006 totaled $402, $370 and $301, respectively.

(11)  Income Taxes

The Company’s (provision) benefit for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting income (loss), adjusted for permanent book-tax differences.  The Company’s federal and state income tax (provision) benefit attributable to pre-tax income (loss) for the periods reported consist of the following (in thousands):

	2008	2007	2006
Current	$(602)	$(594)	$(42)
Deferred	14,339	(1,749)	(2,271)
Income tax (provision) benefit	$13,737	$(2,343)	$(2,313)

At December 31, 2008 and 2007, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2008	2007
Deferred tax assets:
Federal net operating loss carryforward	$7,746	$8,613
State net operating loss carryforward	5,142	3,858
Other	7,312	5,172
Alternative minimum tax	428	320
Deferred tax assets before valuation allowance	20,628	17,963
Valuation allowance	(6,221)	(3,316)
Deferred tax assets after valuation allowance	14,407	14,647
Deferred tax liabilities:
Excess of book basis over tax basis of property	(8,553)	(21,331)
Prepaid expenses	(419)	(391)
Other	911	(919)
Deferred tax liabilities	(8,061)	(22,641)
Net deferred tax assets (liabilities)	$6,346	$(7,994)

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

At December 31, 2008, the Company had a federal net operating loss carryforward (NOL) of approximately $22.1 million which, if not utilized, will begin to expire in 2022.  Additionally the Company has state NOLs of approximately $127.3 million which, if not utilized, will expire beginning in 2009.  The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited.  Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOLs.  The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $6,221 and $3,316, respectively.  The change in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was a net increase of $2,905, $692 and $186, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$1,813
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Additions for tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2008	$1,813

Included in the balance of unrecognized tax benefits as of December 31, 2008, was $1,813 of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the year ended December 31, 2008, the Company accrued approximately $6 of gross interest and penalties.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table below reconciles the Company’s statutory income tax (provision) benefit attributable to pre-tax income (loss) to its effective income tax (provision) benefit at December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Statutory federal tax (provision) benefit	$14,525	$(1,843)	$(1,867)
State income tax (provision) benefit, net of federal tax (provision) benefit	2,592	460	539
Adjustment to valuation allowance	(2,905)	(692)	(700)
Nondeductible expenses and other	(469)	(267)	(285)
FIN 48 interest and penalties	(6)	(1)	—
Effective tax (provision) benefit	$13,737	$(2,343)	$(2,313)

 (12)  Segment Reporting

The Company’s operations consist of the collection, transfer and disposal of non-hazardous solid waste.  Revenues are generated primarily from our collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Collection:
Residential	$50,433	$41,647	$25,385
Commercial	21,607	19,069	15,876
Roll-off	57,756	53,501	44,539
Total collection	129,796	114,217	85,800
Disposal	75,456	70,797	60,767
Less intercompany	29,527	26,994	21,701
Disposal, net	45,929	43,803	39,066
Transfer and other	46,413	40,986	37,872
Less intercompany	14,129	14,066	13,241
Transfer and other, net	32,284	26,920	24,631
Total revenue	$208,009	$184,940	$149,497

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the years ended December 31, 2008, 2007 and 2006.

	Region I	Region II	Region III	Corporate	Total
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$208,009
Depreciation and amortization	5,415	13,195	8,041	500	27,151
Impairment of goodwill	—	25,944	15,781	—	41,725
Operating income (loss)	6,307	(10,107)	(13,149)	1,618	(15,331)
Total assets	83,420	173,609	106,303	24,626	387,958
Goodwill	25,277	18,000	21,303	—	64,580
Capital expenditures	6,552	16,020	6,370	359	29,301
Year ended December 31, 2007:
Revenue	$52,543	$84,917	$47,480	$—	$184,940
Depreciation and amortization	5,261	11,079	7,460	434	24,234
Operating income (loss)	8,297	14,325	4,585	(1,122)	26,085
Total assets	75,799	194,270	123,473	33,181	426,723
Goodwill	22,831	42,197	37,084	—	102,112
Capital expenditures	6,891	13,800	7,757	710	29,158
Year ended December 31, 2006:
Revenue	$48,849	$55,807	$44,841	$—	$149,497
Depreciation and amortization	4,837	6,818	7,068	347	19,070
Operating income (loss)	5,262	15,360	4,694	(1,890)	23,426
Capital expenditures	7,232	10,316	8,696	2,866	29,110

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

 (13)  Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms.  Lease expense aggregated $2,028, $1,265 and $1,217 during 2008, 2007 and 2006, respectively.  The long-term, non-cancelable rental obligations as of December 31, 2007 are due in the following years (in thousands):

2009	$926
2010	868
2011	707
2012	513
2013	232
2014 and thereafter	1,592
$4,838

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts.  Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2008 aggregated approximately $71.4 million.

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

The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  As of December 31, 2008, the Company was not aware of any significant environmental liabilities.

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

(14)  Related-Party Transactions

The Company reimburses its outside board members for expenses incurred in connection with their service as directors.  Total payments of $10, $2 and $2 were made during 2008, 2007 and 2006, respectively, for such reimbursements

(15)  Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2008 and 2007 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2008:
Revenue	$48,837	$52,746	$52,782	$53,644	$208,009
Operating income (loss)	5,055	6,551	6,965	(33,902)	(15,331)
Net income (loss) available to common stockholders	(3,357)	1,865	(305)	(30,042)	(31,839)
Basic earnings (loss) per share	$(0.20)	$0.11	$(0.02)	$(1.91)	$(1.96)
Diluted earnings (loss) per share	$(0.20)	$0.11	$(0.02)	$(1.91)	$(1.96)
2007:
Revenue	$40,627	$46,200	$48,421	$49,692	$184,940
Operating income	6,543	6,190	8,107	5,245	26,085
Net income (loss) available to common stockholders	368	1,645	(467)	(2,500)	(954)
Basic earnings (loss) per share	$0.02	$0.10	$(0.03)	$(0.15)	$(0.06)
Diluted earnings (loss) per share	$0.02	$0.10	$(0.03)	$(0.15)	$(0.06)

Computation of per share amounts for quarters are made independently and reflect the weighted average shares outstanding for each of these quarters.  The Company’s issuances of common stock in connection with restricted stock grants and repurchases of common stock according to the stock repurchase program significantly impacted the number of shares outstanding and the computation of earnings (loss) per share.  Therefore, the sum of per share amounts above do not agree with per share amounts for the year as a whole.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(16)  Subsequent Events

On January 15, 2009, the Company consummated the purchase of a transfer station permit and a 6.2 acre tract of land in Greensboro, North Carolina for the future construction and operation of a transfer station from MRR Southern, LLC and its affiliate.  The purchase consisted of $1.0 million in cash at closing and two future payments of $0.5 million.  The two remaining installments of $0.5 million are due on January 15, 2010 and 2011, respectively.

On February 20, 2009, all conditions of the Company’s purchase agreement with Advanced Waste Services, L.P. were met, and a holdback payment of $0.2 million was made.  At December 31, 2008, this was accrued as a future payment obligation.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

Item 9A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this annual report on Form 10-K for the fiscal year ended December 31, 2008.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Information relating to our Board of Directors and Certain Committees of our Board of Directors,” respectively, in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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

The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements,” and “Compensation of Directors” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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
2.1†
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

4.3	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).
4.4
Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.5
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

10.2+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

Exhibit No.	Description
10.3+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.4+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.5+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.6
Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.7+
Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.8+
Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.9+
WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.10+
Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.11
Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.12
Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 19, 2008).

10.13
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.14
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.15
Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

Exhibit No.	Description
10.16
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.17
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.18
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.19
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.20
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.21
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.22+
Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.23+
Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.24
Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.25
Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.26
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.27
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2008.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

Exhibit No.	Description
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

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
Tom J. Fatjo, Jr.
Chief Executive Officer

Date: March 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom J. Fatjo, Jr. and Charles A. Casalinova, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 12, 2009
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 12, 2009
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 12, 2009
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	March 12, 2009
Joseph J. Scarano, Jr.	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 12, 2009
Richard E. Bean

/s/ Ballard O. Castleman	Director	March 12, 2009
Ballard O. Castleman

/s/ Preston Moore, Jr.	Director	March 12, 2009
Preston Moore Jr.

/s/ Roger A. Ramsey	Director	March 12, 2009
Roger A. Ramsey

/s/ Jeffrey b. schwartz	Director	March 12, 2009
Jeffrey B. Schwartz

/s/ Jeffrey S. Serota	Director	March 12, 2009
Jeffrey S. Serota

/s/ John V. Singleton	Director	March 12, 2009
Honorable John V. Singleton

EXHIBIT INDEX

Exhibit No.	Description
2.1†
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

4.3	Form of 9.25% Senior Note due 2014 (included as Exhibit A to Exhibit 4.4 above).
4.4
Certificate of Designation of Series A Convertible Pay-in-Kind Preferred Stock (incorporated by reference to Exhibit 4.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.5
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

10.2+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.3+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruzka (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.4+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.5+
Amended and Restated Employment Agreement, effective as of January 1, 2007, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 12, 2008).

10.6
Registration Rights Agreement, dated June 15, 2004, by and among WCA Waste Corporation, EFO Co-Investment Partners and WCA Partners, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-113416) filed with the SEC on June 17, 2004).

10.7+
Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.8+
Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.9+
WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.10+
Form of Non-Employee Director Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.11
Form of Resale Restriction Agreement, dated as of December 21, 2005, between WCA Waste Corporation and each of Tom J. Fatjo, Jr., Jerome M. Kruzka, Charles A. Casalinova, Tom J. Fatjo, III, Richard E. Bean, Ballard O. Castleman and Roger A. Ramsey individually (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 22, 2005).

10.12
Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 19, 2008).

10.13
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.14
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.15
Securities Purchase Agreement, dated as of February 10, 2006, by and among WCA Waste Corporation, Transit Waste, LLC, WCA Management Company, L.P., and Waste Corporation of America, LLC (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 16, 2006).

10.16
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.17
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.18
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.19
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.20
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.21
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.22+
Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.23+
Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.24
Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.25
Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.26
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.27
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2008.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain information contained in this agreement.

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