Form 10-Q
period 2009-03-31
WCA WASTE CORP
filed 2009-05-01
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☑

As of April 30, 2009, there were 17,498,885 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, net of 1,073,957 shares of treasury stock.

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

•	increases in the costs of fuel may reduce our operating margins;

•	changes in interest rates may affect our profitability;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	governmental authorities may enact climate change regulations that could increase our costs to operate;

•	increases in the costs of disposal, labor and insurance could reduce our operating margins;

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

Our business is capital intensive and depends on our ability to generate sufficient cash flow from operations and, from time to time, to access our credit facility or other capital sources, each of which are subject to various risks and uncertainties including, but not limited to, the following:

•	adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital;

•	the inability or failure of any syndicate bank to meet its obligations under our senior credit facility could adversely impact our capital or cash needs;

•	we have a substantial amount of debt which could adversely affect our operations and financial performance; and

•	the provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business.

We describe these and other risks in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”) and in Part II, Item 1A, “Risk Factors,” in this quarterly report.

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,281	$955
Accounts receivable, net of allowance for doubtful accounts of $1,458 (unaudited) and $1,173, respectively	19,956	24,956
Deferred tax assets	3,354	3,354
Prepaid expenses and other	4,435	2,108
Total current assets	33,026	31,373

Property and equipment, net of accumulated depreciation and amortization of $116,804 (unaudited) and $110,704, respectively	279,375	276,483
Goodwill, net	64,580	64,580
Intangible assets, net	7,277	7,486
Deferred financing costs, net	4,576	4,654
Deferred tax assets	1,893	2,992
Other assets	140	390
Total assets	$390,867	$387,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,197	$9,830
Accrued liabilities and other	18,949	17,275
Interest rate swap	6,627	6,379
Note payable	913	123
Current maturities of long-term debt	520	64
Total current liabilities	38,206	33,671

Long-term debt, less current maturities and discount	198,948	200,295
Interest rate swap	3,840	5,278
Accrued closure and post-closure liabilities	7,670	7,398
Other long-term liabilities	1,813	1,813
Total liabilities	250,477	248,455

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 849 shares; issued and outstanding 849 shares and 828 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued and outstanding 17,504 shares and 17,399 shares	175	174
Treasury stock	(5,322)	(5,322)
Additional paid-in capital	174,164	172,788
Retained earnings (deficit)	(28,635)	(28,145)
Total stockholders’ equity	140,390	139,503
Total liabilities and stockholders’ equity	$390,867	$387,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$48,190	$48,837
Expenses:
Cost of services	31,937	34,053
Depreciation and amortization	6,532	6,491
General and administrative (including stock-based compensation of $447 and $599, respectively)	3,250	3,238
	41,719	43,782
Operating income	6,471	5,055

Other income (expense):
Interest expense, net	(4,459)	(4,534)
Impact of interest rate swap	(378)	(4,600)
Other income, net	29	1
	(4,808)	(9,133)

Income (loss) before income taxes	1,663	(4,078)
Income tax (provision) benefit	(1,099)	1,726
Net income (loss)	564	(2,352)
Accrued payment-in-kind dividend on preferred stock	(1,054)	(1,005)
Net loss available to common stockholders	$(490)	$(3,357)

Net loss available to common stockholders:
Earnings per share — basic	$(0.03)	$(0.20)

Earnings per share — diluted	$(0.03)	$(0.20)

Weighted average shares outstanding — basic	15,742	16,551

Weighted average shares outstanding — diluted	15,742	16,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$564	$(2,352)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,532	6,491
Non-cash compensation charge	447	599
Amortization of deferred financing costs and debt discount	299	225
Deferred tax provision (benefit)	1,099	(1,726)
Accretion expense for closure and post-closure obligations	155	139
Gain on sale of assets	(29)	(1)
Unrealized (gain) loss on interest rate swap	(1,190)	4,293
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,000	1,073
Prepaid expenses and other	(1,404)	(387)
Accounts payable and other liabilities	3,384	(589)
Net cash provided by operating activities	14,857	7,765

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,349)	(236)
Proceeds from sale of fixed assets	39	1
Capital expenditures	(7,236)	(6,536)
Net cash used in investing activities	(8,546)	(6,771)

Cash flows from financing activities:
Principal payments on long-term debt	(147)	(107)
Net change in revolving line of credit	(1,617)	(1,513)
Increase in restricted cash	—	(27)
Deferred financing costs	(221)	—
Net cash used in financing activities	(1,985)	(1,647)

Net change in cash and cash equivalents	4,326	(653)
Cash and cash equivalents at beginning of period	955	1,138
Cash and cash equivalents at end of period	$5,281	$485

Supplemental cash flow information:
Interest paid	$787	$1,144
Income taxes paid	—	—
Note payable	1,619	—

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 12, 2009 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008.  The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) for certain nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually).  The Company adopted SFAS No. 157 with respect to nonfinancial assets and liabilities measured on a non-recurring basis as of January 1, 2009.  The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Effective January 1, 2009, the Company adopted SFAS No. 141(R).  To the extent that future business combinations are material, the adoption of SFAS No. 141(R) will significantly impact the accounting for future acquisitions, principally as a result of the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as part of the acquisition and the expanded requirement to value acquired assets, liabilities and contingencies at their fair values.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.”  SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position.  SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS No. 160 on January 1, 2009 did not have any impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 effective January 1, 2009.  For additional information regarding derivative instruments and hedging activities, please read note 6 to our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position APB No. 14-1 (FSP APB No. 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133.  FSP APB No. 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  The Staff Position must be applied retrospectively to all periods presented.  The adoption of APB No. 14-1 on January 1, 2009 did not have any impact on the Company’s financial position, results of operations or cash flows.

2. ACQUISITIONS

On January 15, 2009, the Company consummated the purchase of a transfer station permit and a 6.2 acre tract of land in Greensboro, North Carolina for the future construction and operation of a transfer station from MRR Southern, LLC and its affiliate.  The purchase consisted of $1.0 million in cash at closing and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.

The purchase price for this transaction has been allocated to the identifiable tangible assets acquired based on their estimated fair values at the time of acquisition.  The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable.  The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

The Company’s condensed consolidated financial statements include the results of operations of the acquired business from its acquisition date.  The acquisition was not significant (within the meaning of Regulation S-X) to the Company as a whole.

Based on the preliminary assessments of values for this acquisition, the Company reflected land and land improvement costs of $1.9 million.

3.  STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of March 31, 2009, there were approximately 534,000 remaining shares authorized for issuance.

During the three months ended March 31, 2009, a total of 189,266 restricted shares of the Company’s common stock were granted to certain officers with an aggregate market value of $0.5 million on the grant dates.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three months ended March 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at December 31, 2008	687	$6.93
Granted	189	2.42
Vested	(196)	7.31
Forfeited	(24)	6.66
Unvested at March 31, 2009	656	$5.52	2.65

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2008	576	$9.52
Grants	—	—
Forfeitures	(31)	9.50
Outstanding at March 31, 2009	545	$9.52	5.25

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of March 31, 2009, there was no intrinsic value as of March 31, 2009.

4. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss)	$564	$(2,352)
Accrued payment-in-kind dividend on preferred stock	(1,054)	(1,005)
Net loss available to common stockholders	$(490)	$(3,357)

Denominator:
Weighted average basic shares outstanding	15,742	16,551
Dilutive effect of restricted share issuances	—	—
Weighted average diluted shares outstanding	15,742	16,551

Earnings (loss) per share:
Basic	$(0.03)	$(0.20)
Diluted	$(0.03)	$(0.20)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2009	2008
Stock options	545	595
Restricted shares	656	713
Convertible preferred stock	8,894	8,466
Convertible debt	790	790
	10,885	10,564

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (3.48% and 6.25% at March 31, 2009 and December 31, 2008, respectively)	47,000	48,617
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.87% and 6.77% at March 31, 2009 and December 31, 2008, respectively	20	39
Note payable, with interest rate of 5%, due in January 2010	—	128
Seller note, with two installments of $500 due on January 15, 2010 and 2011	873	—
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	199,468	200,359
Less current maturities	520	64
	$198,948	$200,295

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of March 31, 2009.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

The Company has a $175 million revolving credit facility.  As of March 31, 2009, there were $47.0 million outstanding under the revolving line of credit and $12.0 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $116.0 million in available capacity under the revolving credit facility.  With $5.3 million cash on hand at March 31, 2009, the total capacity was approximately $121.3 million.

In January 2009, the Company repaid the note payable of $0.1 million with interest rate of 5%.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap are recognized in the statement of operations as a non-cash gain or loss.  During the three months ended March 31, 2009 and 2008, the Company reflected $0.4 million and $4.6 million related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized portion of this swap was $1.6 million and $0.3 million, respectively, and the unrealized (gain) loss in the mark to market of the swap was $(1.2) million and $4.3 million, respectively, for the three months ended March 31, 2009 and 2008.

7. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$10,467	$—	$10,467
Total liabilities	$—	$10,467	$—	$10,467

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At March 31, 2009, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2009, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2008 to March 31, 2009:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2008	$179,588	$7,398
Capital expenditures	5,833	—
Amortization expense	(2,338)	—
Obligations incurred and capitalized	117	117
Interest accretion	—	155
March 31, 2009	$183,200	$7,670

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2009	2008
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	7,670	7,398
Total recorded	$7,670	$7,398

The Company’s total anticipated cost for future closure and post-closure activities is $173.6 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $30.2 million and $29.6 million at March 31, 2009 and December 31, 2008, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the three months ended March 31, 2009 based upon the Company’s anticipated 2009 annual effective income tax rate of 43.4% as compared to 42.3% for the three months ended March 31, 2008.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2009 annual effective income tax rate of 43.4%, the Company reflected an additional 22.7% of income taxes in the three months ended March 31, 2009 for discrete items within the period related to stock-based compensation expense.

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

The Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded approximately $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2009, the Company had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.  The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the three months ended March 31, 2009, the Company accrued approximately $1,000 of interest and penalties.

10. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company issued 165,281 restricted shares, net of forfeitures, under the Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over three years from the issue date.  The following table reflects the changes in stockholders’ equity from December 31, 2008 to March 31, 2009:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total
December 31, 2008	$8	$174	$(5,322)	$172,788	$(28,145)	$139,503
Net income	—	—	—	—	564	564
Accrued payment-in-kind dividend on preferred stock	—	—	—	1,054	(1,054)	—
Issuance of restricted shares to employees and directors	—	2	—	(2)	—	—
Accretion of unearned compensation	—	—	—	468	—	468
Restricted shares withheld	—	(1)	—	(144)	—	(145)
March 31, 2009	$8	$175	$(5,322)	$174,164	$(28,635)	$140,390

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

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Collection:
Residential	$13,466	$11,917
Commercial	6,148	4,871
Roll-off	11,701	14,211
Total collection	31,315	30,999
Disposal	17,079	18,369
Less intercompany	6,096	7,462
Disposal, net	10,983	10,907
Transfer and other	8,744	10,225
Less intercompany	2,852	3,294
Transfer and other, net	5,892	6,931
Total revenue	$48,190	$48,837

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three months ended March 31, 2009 and 2008:

	Region I	Region II	Region III	Corporate	Total
Three months ended March 31, 2009:
Revenue	$12,346	$25,945	$9,899	$—	$48,190
Depreciation and amortization	1,446	3,185	1,781	120	6,532
Operating income (loss)	1,373	4,846	661	(409)	6,471
Capital expenditures	2,238	4,188	806	4	7,236
Capital expenditures (Acquisitions, net of divestitures)	—	—	1,872	—	1,872
Three months ended March 31, 2008:
Revenue	$12,570	$24,519	$11,748	$—	$48,837
Depreciation and amortization	1,254	3,105	2,006	126	6,491
Operating income	1,393	3,206	207	249	5,055
Capital expenditures	596	3,832	1,451	83	5,962
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	10

Total assets:
March 31, 2009	$82,798	$172,883	$105,382	$29,804	$390,867
December 31, 2008	83,420	173,609	106,303	24,626	387,958

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K  for the year ended December 31, 2008 as filed with the SEC on March 12, 2009. The discussion below contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q.  Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of March 31, 2009, we served approximately 343,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 26 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own three of the transfer stations.

General Review of Results for the Three Months Ended March 31, 2009

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area increases internalization which increases operating margins, improves operating cash flows and provides substantial leverage in the waste management business.  Our internalization for the three months ended March 31, 2009 was 69.7%.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Collection	54.8%	52.0%
Disposal	29.9%	30.8%
Transfer and other	15.3%	17.2%
Total uneliminated revenue	100.0%	100.0%

The following table reflects our total revenue by source for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Collection:
Residential	$13,466	$11,917
Commercial	6,148	4,871
Roll-off	11,701	14,211
Total collection	31,315	30,999
Disposal	17,079	18,369
Less intercompany	6,096	7,462
Disposal, net	10,983	10,907
Transfer and other	8,744	10,225
Less intercompany	2,852	3,294
Transfer and other, net	5,892	6,931
Total revenue	$48,190	$48,837

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

In the past, we capitalized third-party expenditures related to pending acquisitions, such as legal, engineering, and accounting expenses, and certain direct expenditures such as travel costs.  We expensed indirect acquisition costs, such as salaries, commissions and other corporate services, as we incurred them.  We routinely evaluated all capitalized costs, and expensed those related to projects that we believed were not likely to succeed.  Starting in 2009, all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the acquisition costs.

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

Forward-Looking Statements and Non-GAAP Measures

As indicated in “Risk Factors and Cautionary Statement About Forward-Looking Statements” above, this report contains forward-looking statements, all of which are qualified by the risk factors and other statements set forth in that section.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total EBITDA	$13,032	$11,547
Depreciation and amortization	(6,532)	(6,491)
Interest expense, net	(4,459)	(4,534)
Impact of interest rate swap	(378)	(4,600)
Income tax (provision) benefit	(1,099)	1,726
Accrued payment-in-kind dividend on preferred stock	(1,054)	(1,005)
Net loss available to common stockholders	$(490)	$(3,357)

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

Acquisitions

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

Since completing our initial public offering in June 2004 through the three months ended March 31, 2009, we have completed 35 acquisitions.  The purchase price for these acquisitions consisted of approximately $234.7 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.

We completed one acquisition during the three months ended March 31, 2009.  Total consideration for this acquisition included $1.0 million of cash and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	III	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	III	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	III	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	III	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	III	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	II	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	II	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	II	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	II	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	II	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	II	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	II	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	II	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	II	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	II	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	III	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	III	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

Although we have reduced our acquisition efforts due to current market conditions, we intend to pursue selective acquisitions by focusing on those opportunities that most effectively leverage our existing infrastructure and maximize the internalization of waste.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three months ended March 31, 2009 and 2008 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Three months ended March 31, 2009:
Revenue	$12,346	$25,945	$9,899	$—	$48,190	100.0
Cost of services	8,726	16,432	6,779	—	31,937	66.3
Depreciation and amortization	1,446	3,185	1,781	120	6,532	13.6
General and administrative	801	1,482	678	289	3,250	6.7
Operating income (loss)	$1,373	$4,846	$661	$(409)	$6,471	13.4
Three months ended March 31, 2008:
Revenue	$12,570	$24,519	$11,748	$—	$48,837	100.0
Cost of services	9,079	16,393	8,581	—	34,053	69.7
Depreciation and amortization	1,254	3,105	2,006	126	6,491	13.3
General and administrative	844	1,815	954	(375)	3,238	6.6
Operating income	$1,393	$3,206	$207	$249	$5,055	10.4
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(224)	$1,426	$(1,849)	$—	$(647)
Cost of services	(353)	39	(1,802)	—	(2,116)
Depreciation and amortization	192	80	(225)	(6)	41
General and administrative	(43)	(333)	(276)	664	12
Operating income (loss)	$(20)	$1,640	$454	$(658)	$1,416

Revenue. Total revenue for the three months ended March 31, 2009 decreased $0.6 million, or 1.3%, to $48.2 million from $48.8 million for the three months ended March 31, 2008.  We estimate that volume decreases of $4.8 million and decreases in fuel surcharges of $0.3 million were partially offset by operational price increases of $2.8 million and acquisition growth of $1.7 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  The revenue increase of $1.4 million in Region II was primarily attributed to price increases of $1.3 million and acquisition growth of $0.6 million, partially offset by volume decreases of $0.6 million.  The Region II volume decreases were most notable in Florida and resulted from weakened general economic conditions.  Revenue in Region III decreased $1.8 million primarily due to the volume decreases in Alabama, North Carolina and South Carolina as a result of general market conditions.

Cost of services. Total cost of services for the three months ended March 31, 2009 decreased by 6.2% to $31.9 million from $34.1 million for the three months ended March 31, 2008.  The primary cause of the decrease in cost of services was a $2.0 million reduction in fuel costs.  Additionally, cost of services in Region III decreased $1.8 million as a result of the decrease in revenue in this region.

Overall cost of services decreased to 66.3% of revenue for the three months ended March 31, 2009 from 69.7% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 8.9% for the three months ended March 31, 2008 to 4.9% for the three months ended March 31, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
Operating income	$6,471	13.4%	$5,055	10.4%
Interest expense, net	(4,459)	(9.2)	(4,534)	(9.3)
Impact of interest rate swap	(378)	(0.8)	(4,600)	(9.4)
Other income, net	29	0.1	1	0.0
Income tax (provision) benefit	(1,099)	(2.3)	1,726	3.5
Accrued payment-in-kind dividend on preferred stock	(1,054)	(2.2)	(1,005)	(2.1)
Net loss available to common stockholders	$(490)	(1.0)%	$(3,357)	(6.9)%

Impact of interest rate swap. The impact of interest rate swap for the three months ended March 31, 2009 was attributable to a $1.6 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.2 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended March 31, 2008 consisted of a $0.3 million loss related to the realized portion of the interest rate swap and a $4.3 million loss related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction and any changes in the unrealized fair value of the new swap are recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended March 31, 2009 as a percentage of pre-tax income (loss) was 66.1% as compared to 42.3% for the three months ended March 31, 2008.  The rate in the current year period reflects a combination of the projected full year tax rate and certain discrete items during the first quarter of 2009.  The discrete items which account for 22.7% of pre-tax income during the three months ended March 31, 2009 primarily relate to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended March 31, 2009 and 2008, respectively.

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

To address potential credit and liquidity issues, we considered several items.  In spite of slowdowns in volume at many of our locations as a result of current economic conditions, we continue to maintain strong operating cash flows.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $116.0 million in available capacity under our current revolving credit agreement as of March 31, 2009 subject to customary covenant compliance.  The revolving credit facility is in effect until mid 2011.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  Subsequent to March 31, 2009, Guaranty Bank, which is a participant bank in our revolving credit facility, filed a Form 8-K with the SEC announcing that they were issued an Order to Cease and Desist by the Office of Thrift Supervision on April 6, 2009.  This development has not affected our ability to utilize any of the facilities available to us under our revolving credit agreement and Guaranty Bank has continued to fund its pro rata share of advances under the credit facility.  There are no assurances, however, that Guaranty Bank will be able to meet its obligations under the revolving credit agreement in the future.  A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of March 31, 2009, we had total outstanding long-term debt of approximately $199.5 million, consisting of $150 million of senior notes, $47.0 million outstanding under our credit facilities, and approximately $2.5 million of various seller notes.  This represented a decrease of $0.9 million over our total debt outstanding as of December 31, 2008.  The decrease in outstanding debt since December 31, 2008 was primarily due to the net repayment of approximately $1.6 million for the swing-line feature of the credit facility, the repayment of a $0.1 million seller note and repayments of equipment notes, partially offset by the addition of a $0.9 million seller note.  As of March 31, 2009, we had $47.0 million outstanding under the revolving credit facility and approximately $12.0 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $116.0 million in available capacity under the facility.  With $5.3 million cash on hand at March 31, 2009, our total capacity was approximately $121.3 million.

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

The preferred shares are immediately convertible at Ares’ discretion into 8,917,629 shares of our common stock, which would represent approximately 35.2% of our outstanding common stock on a post-conversion basis as of March 31, 2009.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 37.8% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2009 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 12, 2009.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 was $14.9 million and $7.8 million, respectively.  The increase in cash flows from operating activities was primarily due to the changes in net income (loss) and deferred taxes as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation and unrealized gain or loss on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $8.6 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.  Acquisitions of businesses and capital expenditures for normal operations accounted for $1.1 million and $0.7 million of the increase over the prior year period, respectively.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $2.0 million and $1.6 million, respectively.  Net cash used in financing activities mainly includes repayments of debt in all periods.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements. Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and the assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 8 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2008.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2008.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At March 31, 2009, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of March 31, 2009, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of March 31, 2009, we have included 139 million cubic yards of expansion airspace with estimated development costs of approximately $91.4 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$2,338	$11,058
Accretion expense (in thousands)	155	558
	$2,493	$11,616
Airspace consumed (in thousands of cubic yards)	1,213	5,730
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.06	$2.03

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At March 31, 2009, the related floating rate was 1.22%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the three months ended March 31, 2009, the net difference between the fixed amount we paid and the floating amount we received was $1.6 million.  Considering the rates in effect at March 31, 2009, the impact of the swap agreement is estimated to result in a $6.6 million loss related to the realized portion of the interest rate swap in 2009.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction can not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the new swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of March 31, 2009 and December 31, 2008, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $103.0 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.0 million annually while a 100 basis point decrease in interest rates would result in $1.0 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of March 31, 2009, the fair value of these notes, based on quoted market prices, was approximately $115.5 million compared to a carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please read note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS.

In general, there have been no significant changes in our risk factors since December 31, 2008.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)           Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2009	45,020	(1)	$2.41	—	—
February 1 – February 28, 2009	11,808	(1)	$2.35	—	—
March 1 – March 31, 2009	3,453	(1)	$2.17	—	—
Total	60,281	(1)	$2.38	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Ninth Amendment to Revolving Credit Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 19, 2009 and incorporated herein by this reference).
12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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

WCA WASTE CORPORATION

By:	/s/ Charles A. Casalinova
Charles A. Casalinova
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Joseph J. Scarano, Jr.
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: May 1, 2009

EXHIBIT INDEX

10.1	Ninth Amendment to Revolving Credit Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 19, 2009 and incorporated herein by this reference).
12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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