Form 10-Q
period 2009-06-30
WCA WASTE CORP
filed 2009-07-31
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☑

As of July 27, 2009, there were 16,536,097 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

Our future financial performance may also depend on our ability to consummate additional acquisitions, which will be subject to many risks and uncertainties including, but not limited to, the following:

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

•	we may incur charges and other unforeseen expenses related to acquisitions, which could lower our earnings.

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

•
provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could preclude a change of control that our stockholders may favor and which could negatively affect our stock price;

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

•
the inability or failure of any syndicate bank to meet its obligations under our senior credit facility could adversely impact our short-term and/or long-term capital or cash needs by limiting our access to swing-line loans, increasing the cost of issuing letters of credit, or reducing the total capacity available under the revolving credit facility;

•	we have a substantial amount of debt which could adversely affect our operations and financial performance; and

•	the provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business.

We describe these and other risks in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”).

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,131	$955
Accounts receivable, net of allowance for doubtful accounts of $515 (unaudited) and $1,173, respectively	20,471	24,956
Deferred tax assets	3,354	3,354
Prepaid expenses and other	3,673	2,108
Total current assets	38,629	31,373

Property and equipment, net of accumulated depreciation and amortization of $123,170 (unaudited) and $110,704, respectively	281,728	276,483
Goodwill, net	64,580	64,580
Intangible assets, net	7,068	7,486
Deferred financing costs, net	4,260	4,654
Deferred tax assets	986	2,992
Other assets	140	390
Total assets	$397,391	$387,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,904	$9,830
Accrued liabilities and other	16,932	17,275
Interest rate swap	7,259	6,379
Note payable	444	123
Current maturities of long-term debt	504	64
Total current liabilities	35,043	33,671

Long-term debt, less current maturities and discount	208,970	200,295
Interest rate swap	1,997	5,278
Accrued closure and post-closure liabilities	7,949	7,398
Other long-term liabilities	1,815	1,813
Total liabilities	255,774	248,455

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 849 shares; issued and outstanding 849 shares and 828 shares, respectively (liquidation preference $96,006)	8	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 17,604 shares and 17,399 shares, respectively	176	174
Treasury stock of 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	175,619	172,788
Retained earnings (deficit)	(28,864)	(28,145)
Total stockholders’ equity	141,617	139,503
Total liabilities and stockholders’ equity	$397,391	$387,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$50,174	$52,746	$98,364	$101,583
Expenses:
Cost of services	33,184	36,581	65,121	70,634
Depreciation and amortization	6,841	6,909	13,373	13,400
General and administrative (including stock-based compensation of $453, $569, $900 and $1,168, respectively)	3,404	2,705	6,654	5,943
	43,429	46,195	85,148	89,977
Operating income	6,745	6,551	13,216	11,606

Other income (expense):
Interest expense, net	(4,555)	(4,609)	(9,014)	(9,143)
Impact of interest rate swap	(465)	3,693	(843)	(907)
Other income (loss), net	16	(233)	45	(232)
	(5,004)	(1,149)	(9,812)	(10,282)

Income before income taxes	1,741	5,402	3,404	1,324
Income tax provision	(908)	(2,526)	(2,007)	(800)
Net income	833	2,876	1,397	524
Accrued payment-in-kind dividend on preferred stock	(1,062)	(1,011)	(2,116)	(2,016)
Net income (loss) available to common stockholders	$(229)	$1,865	$(719)	$(1,492)

Net income (loss) available to common stockholders:
Earnings per share — basic	$(0.01)	$0.11	$(0.05)	$(0.09)

Earnings per share — diluted	$(0.01)	$0.11	$(0.05)	$(0.09)

Weighted average shares outstanding — basic	15,810	16,479	15,776	16,515

Weighted average shares outstanding — diluted	15,810	16,956	15,776	16,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,397	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,373	13,400
Non-cash compensation charge	900	1,168
Amortization of deferred financing costs and debt discount	615	623
Deferred tax provision	2,007	800
Accretion expense for closure and post-closure obligations	312	279
Gain on sale of assets	(45)	(94)
Loss on disposition of note receivable	—	326
Unrealized gain on interest rate swap	(2,401)	(516)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,485	(1,061)
Prepaid expenses and other	(1,233)	(537)
Accounts payable and other liabilities	160	(3,386)
Net cash provided by operating activities	19,570	11,526

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,349)	(236)
Proceeds from sale of fixed assets	55	169
Principal of note receivable	—	304
Proceeds from disposition of note receivable	—	6,225
Cost incurred on possible acquisitions	—	(250)
Capital expenditures	(16,099)	(13,814)
Net cash used in investing activities	(17,393)	(7,602)

Cash flows from financing activities:
Principal payments on long-term debt	(163)	(7,165)
Net change in revolving line of credit	8,383	4,348
Payments under common stock repurchase program	—	(1,682)
Increase in restricted cash	—	(47)
Deferred financing costs	(221)	—
Net cash provided by (used in) financing activities	7,999	(4,546)

Net change in cash and cash equivalents	10,176	(622)
Cash and cash equivalents at beginning of period	955	1,138
Cash and cash equivalents at end of period	$11,131	$516

Supplemental cash flow information:
Interest paid	$8,470	$8,837
Interest rate swap paid	2,288	480
Income taxes paid	345	355

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 12, 2009 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008.  The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

In May 2008, the FASB issued Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133.  FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  The Staff Position must be applied retrospectively to all periods presented.  The adoption of FSP APB 14-1 on January 1, 2009 did not have any impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 on June 30, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively.  The adoption of FSP FAS 157-4 on June 30, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  This statement is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 on June 30, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 removes the concept of a qualifying special purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation 46(R) (FIN 46(R)) to qualifying special purpose entities.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of SFAS No. 166 is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 amends certain requirements of FIN 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of SFAS No. 167 is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162.”  Under SFAS No. 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

2. ACQUISITIONS

The Company completed one acquisition during the six months ended June 30, 2009.  On January 15, 2009, the Company consummated the purchase of a transfer station permit and a 6.2 acre tract of land in Greensboro, North Carolina for the future construction and operation of a transfer station from MRR Southern, LLC and its affiliate.  The purchase consisted of $1.0 million in cash at closing and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.

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

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of June 30, 2009, there were approximately 266,000 remaining shares authorized for issuance.

During the three and six months ended June 30, 2009, 112,872 and 302,138 restricted shares of the Company’s common stock, respectively, were granted to certain officers, directors and key employees with an aggregate market value of $0.4 million and $0.9 million on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	656	$5.52		687	$6.93
Granted	113	3.84		302	2.95
Vested	(83)	5.82		(279)	6.87
Forfeited	(1)	5.84		(25)	6.63
Unvested at June 30, 2009	685	$5.21	2.71	685	$5.21	2.71

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	545	$9.52		576	$9.52
Grants	—	—		—	—
Forfeitures	(11)	9.50		(42)	9.50
Outstanding at June 30, 2009	534	$9.52	5.00	534	$9.52	5.00

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of June 30, 2009, there was no intrinsic value as of June 30, 2009.

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

The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$833	$2,876	$1,397	$524
Accrued payment-in-kind dividend on preferred stock	(1,062)	(1,011)	(2,116)	(2,016)
Net income (loss) available to common stockholders	(229)	1,865	(719)	(1,492)
Interest expense on convertible debt, net of tax	—	36	—	—
Net income (loss) available to common stockholders for diluted earnings per share	$(229)	$1,901	$(719)	$(1,492)

Denominator:
Weighted average basic shares outstanding	15,810	16,479	15,776	16,515
Dilutive effect of restricted share issuances	—	73	—	—
Dilutive effect of convertible debt	—	404	—	—
Weighted average diluted shares outstanding	15,810	16,956	15,776	16,515

Earnings per share:
Basic	$(0.01)	$0.11	$(0.05)	$(0.09)
Diluted	$(0.01)	$0.11	$(0.05)	$(0.09)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Stock options	534	586	534	586
Restricted shares	685	312	685	758
Convertible preferred stock	9,028	8,593	8,962	8,530
Convertible debt	790	386	790	790
	11,037	9,877	10,971	10,664

5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (3.62% and 6.25% at June 30, 2009 and December 31, 2008, respectively)	57,000	48,617
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.95% and 6.77% at June 30, 2009 and December 31, 2008, respectively	4	39
Note payable, with interest rate of 5%, due in January 2010	—	128
Seller note, with two installments of $500 due on January 15, 2010 and 2011	895	—
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	209,474	200,359
Less current maturities	504	64
	$208,970	$200,295

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of June 30, 2009.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

The Company has a $175 million revolving credit facility.  As of June 30, 2009, there were $57.0 million outstanding under the revolving line of credit and $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $105.5 million in available capacity under the revolving credit facility.

In January 2009, the Company repaid the note payable of $0.1 million with interest rate of 5%.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the three and six months ended June 30, 2009, the Company reflected $0.5 million and $0.8 million related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized portion of this swap was $1.7 million and $3.2 million, respectively, and the unrealized gain in the mark to market of the swap was $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2009.  During the three and six months ended June 30, 2008, the Company reflected $(3.7) million and $0.9 million related to the impact of interest rate swap, respectively, related to the interest rate swap in the accompanying condensed consolidated statements of operations.  The realized portion of this swap was $1.1 million and $1.4 million, respectively, and the unrealized gain in the mark to market of the swap was $4.8 million and $0.5 million, respectively, for the three and six months ended June 30, 2008.

7. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$9,256	$—	$9,256
Total liabilities	$—	$9,256	$—	$9,256

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At June 30, 2009, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2009, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2008 to June 30, 2009:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2008	$179,588	$7,398
Capital expenditures	12,985	—
Amortization expense	(4,949)	—
Obligations incurred and capitalized	239	239
Interest accretion	—	312
June 30, 2009	$187,863	$7,949

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2009	2008
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	7,949	7,398
Total recorded	$7,949	$7,398

The Company’s total anticipated cost for future closure and post-closure activities is $173.6 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $30.8 million and $29.6 million at June 30, 2009 and December 31, 2008, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the six months ended June 30, 2009 based upon the Company’s anticipated 2009 annual effective income tax rate of 45.1% as compared to 43.1% for the six months ended June 30, 2008.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2009 annual effective income tax rate of 45.1%, the Company reflected an additional 13.9% of income taxes in the six months ended June 30, 2009 for discrete items within the period related to stock-based compensation expense.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the six months ended June 30, 2009, the Company accrued approximately $1,300 of interest and penalties.

10. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Company issued 277,154 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan as amended and restated.  These shares vest over periods ranging from one to three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2008 to June 30, 2009:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
December 31, 2008	$8	$174	$(5,322)	$172,788	$(28,145)	$139,503
Net income	—	—	—	—	1,397	1,397
Accrued payment-in-kind dividend on preferred stock	—	—	—	2,116	(2,116)	—
Issuance of restricted shares to employees and directors	—	3	—	(3)	—	—
Accretion of unearned compensation	—	—	—	884	—	884
Restricted shares withheld	—	(1)	—	(166)	—	(167)
June 30, 2009	$8	$176	$(5,322)	$175,619	$(28,864)	$141,617

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

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Collection:
Residential	$13,799	$12,360	$27,265	$24,277
Commercial	6,243	5,122	12,391	9,993
Roll-off	12,068	15,287	23,769	29,498
Total collection	32,110	32,769	63,425	63,768
Disposal	18,476	19,079	35,555	37,448
Less Intercompany	6,673	7,694	12,769	15,156
Disposal, net	11,803	11,385	22,786	22,292
Transfer and other	9,284	12,327	18,028	22,552
Less Intercompany	3,023	3,735	5,875	7,029
Transfer and other, net	6,261	8,592	12,153	15,523
Total revenue	$50,174	$52,746	$98,364	$101,583

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three and six months ended June 30, 2009 and 2008:

	Region I	Region II	Region III	Corporate	Total
Three months ended June 30, 2009:
Revenue	$12,942	$25,991	$11,241	$—	$50,174
Depreciation and amortization	1,485	3,315	1,915	126	6,841
Operating income (loss)	1,589	4,466	1,261	(571)	6,745
Capital expenditures	2,317	6,261	269	16	8,863
Capital expenditures (Acquisitions, net of divestitures)	—	—	—	—	—
Three months ended June 30, 2008:
Revenue	$13,668	$25,768	$13,310	$—	$52,746
Depreciation and amortization	1,387	3,287	2,100	135	6,909
Operating income	1,552	3,479	746	774	6,551
Capital expenditures	1,657	3,910	1,736	32	7,335
Capital expenditures (Acquisitions, net of divestitures)	—	—	—	—	—

Six months ended June 30, 2009:
Revenue	$25,288	$51,936	$21,140	$—	$98,364
Depreciation and amortization	2,931	6,500	3,696	246	13,373
Operating income (loss)	2,962	9,312	1,922	(980)	13,216
Capital expenditures	4,555	10,449	1,075	20	16,099
Capital expenditures (Acquisitions, net of divestitures)	—	—	1,872	—	1,872
Six months ended June 30, 2008:
Revenue	$26,238	$50,287	$25,058	$—	$101,583
Depreciation and amortization	2,641	6,392	4,106	261	13,400
Operating income	2,945	6,685	953	1,023	11,606
Capital expenditures	2,253	7,742	3,187	115	13,297
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	10

Total assets:
June 30, 2009	$84,242	$175,239	$104,300	$33,610	$397,391
December 31, 2008	83,420	173,609	106,303	24,626	387,958

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 31, 2009, which is the date the financial statements were issued.

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of June 30, 2009, we served approximately 342,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 26 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own three of the transfer stations.

General Review of Results for the Three and Six Months Ended June 30, 2009

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area increases internalization which increases operating margins, improves operating cash flows and provides substantial leverage in the waste management business.  Our internalization for the three and six months ended June 30, 2009 was 68.1% and 68.9%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Collection	53.6%	51.1%	54.2%	51.5%
Disposal	30.9%	29.7%	30.4%	30.3%
Transfer and other	15.5%	19.2%	15.4%	18.2%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Collection:
Residential	$13,799	$12,360	$27,265	$24,277
Commercial	6,243	5,122	12,391	9,993
Roll-off	12,068	15,287	23,769	29,498
Total collection	32,110	32,769	63,425	63,768
Disposal	18,476	19,079	35,555	37,448
Less Intercompany	6,673	7,694	12,769	15,156
Disposal, net	11,803	11,385	22,786	22,292
Transfer and other	9,284	12,327	18,028	22,552
Less Intercompany	3,023	3,735	5,875	7,029
Transfer and other, net	6,261	8,592	12,153	15,523
Total revenue	$50,174	$52,746	$98,364	$101,583

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

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is EBITDA.  EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), impact of interest rate swap agreements, income tax expense, depreciation and amortization, impairment of goodwill, net loss on early disposition of notes receivable/payable, and expenses associated with a terminated transaction.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our total EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Total EBITDA	$13,861	$13,553	$26,893	$25,100
Depreciation and amortization	(6,841)	(6,909)	(13,373)	(13,400)
Expenses associated with a terminated transaction	(259)	—	(259)	—
Interest expense, net	(4,555)	(4,609)	(9,014)	(9,143)
Impact of interest rate swap	(465)	3,693	(843)	(907)
Loss on early disposition of note receivable	—	(326)	—	(326)
Income tax provision	(908)	(2,526)	(2,007)	(800)
Accrued payment-in-kind dividend on preferred stock	(1,062)	(1,011)	(2,116)	(2,016)
Net income (loss) available to common stockholders	$(229)	$1,865	$(719)	$(1,492)

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

Acquisitions

We target acquisition opportunities that will benefit from our core operating strategy of maximizing the internalization of waste.  In markets where we already own a landfill, we still intend to focus on expanding our presence by acquiring companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions).  Tuck-in acquisitions are sought to provide growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

Since completing our initial public offering in June 2004 through the six months ended June 30, 2009, we have completed 35 acquisitions.  The purchase price for these acquisitions consisted of approximately $234.7 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.

We completed one acquisition during the six months ended June 30, 2009.  Total consideration for this acquisition included $1.0 million of cash and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three months ended June 30, 2009 and 2008 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Three months ended June 30, 2009:
Revenue	$12,942	$25,991	$11,241	$—	$50,174	100.0
Cost of services	9,067	16,730	7,387	—	33,184	66.2
Depreciation and amortization	1,485	3,315	1,915	126	6,841	13.6
General and administrative	801	1,480	678	445	3,404	6.8
Operating income (loss)	$1,589	$4,466	$1,261	$(571)	$6,745	13.4
Three months ended June 30, 2008:
Revenue	$13,668	$25,768	$13,310	$—	$52,746	100.0
Cost of services	9,885	17,186	9,510	—	36,581	69.4
Depreciation and amortization	1,387	3,287	2,100	135	6,909	13.1
General and administrative	844	1,816	954	(909)	2,705	5.1
Operating income	$1,552	$3,479	$746	$774	$6,551	12.4
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(726)	$223	$(2,069)	$—	$(2,572)
Cost of services	(818)	(456)	(2,123)	—	(3,397)
Depreciation and amortization	98	28	(185)	(9)	(68)
General and administrative	(43)	(336)	(276)	1,354	699
Operating income (loss)	$37	$987	$515	$(1,345)	$194

Revenue. Total revenue for the three months ended June 30, 2009 decreased by 4.9% to $50.2 million from $52.7 million for the three months ended June 30, 2008.  We estimate that volume decreases of $3.6 million and decreases in fuel surcharges of $1.7 million were partially offset by operational price increases of $1.1 million and acquisition growth of $1.6 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  Revenue in Region III decreased $2.1 million primarily due to the volume decreases in Alabama and North Carolina as a result of general market conditions.

Cost of services. Total cost of services for the three months ended June 30, 2009 decreased $3.4 million, or 9.3%, to $33.2 million from $36.6 million for the three months ended June 30, 2008.  The primary cause of the decrease in cost of services was a $3.0 million reduction in fuel costs.  Additionally, cost of services in Region III decreased $2.1 million as a result of the decrease in revenue in this region.

Overall cost of services decreased to 66.2% of revenue for the three months ended June 30, 2009 from 69.4% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 10.7% for the three months ended June 30, 2008 to 5.2% for the three months ended June 30, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

General and administrative. Total general and administrative expense for the three months ended June 30, 2009 increased $0.7 million, or 25.8%, to $3.4 million from $2.7 million for the three months ended June 30, 2008.  The increase in general and administrative expense was mainly attributable to increases in payroll-related expenses, timing of professional fees incurred, and expenses associated with a terminated transaction in 2009.  Such increase also resulted in the increase of overall general and administrative expenses from 5.1% of revenue during the three months ended June 30, 2008 to 6.8% of revenue during the three months ended June 30, 2009.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
Operating income	$6,745	13.4%	$6,551	12.4%
Interest expense, net	(4,555)	(9.1)	(4,609)	(8.7)
Impact on interest rate swap	(465)	(0.9)	3,693	7.0
Other income (loss), net	16	(0.0)	(233)	(0.5)
Income tax provision	(908)	(1.8)	(2,526)	(4.8)
Accrued payment-in-kind dividend on preferred stock	(1,062)	(2.1)	(1,011)	(1.9)
Net income (loss) available to common stockholders	$(229)	(0.5)%	$1,865	3.5%

Impact of interest rate swap. The impact of interest rate swap for the three months ended June 30, 2009 was attributable to a $1.7 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.2 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended June 30, 2008 consisted of a $1.1 million loss related to the realized portion of the interest rate swap and a $4.8 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the three months ended June 30, 2009 as a percentage of pre-tax income was 52.2% as compared to 46.8% for the three months ended June 30, 2008.  The rate in the current year period reflects a combination of the projected full year tax rate and certain discrete items during the first half of 2009.  The discrete items which account for 13.9% of pre-tax income during the six months ended June 30, 2009 primarily relate to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the six months ended June 30, 2009 and 2008 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Six months ended June 30, 2009:
Revenue	$25,288	$51,936	$21,140	$—	$98,364	100.0
Cost of services	17,793	33,162	14,166	—	65,121	66.2
Depreciation and amortization	2,931	6,500	3,696	246	13,373	13.6
General and administrative	1,602	2,962	1,356	734	6,654	6.8
Operating income (loss)	$2,962	$9,312	$1,922	$(980)	$13,216	13.4
Six months ended June 30, 2008:
Revenue	$26,238	$50,287	$25,058	$—	$101,583	100.0
Cost of services	18,964	33,579	18,091	—	70,634	69.5
Depreciation and amortization	2,641	6,392	4,106	261	13,400	13.2
General and administrative	1,688	3,631	1,908	(1,284)	5,943	5.9
Operating income	$2,945	$6,685	$953	$1,023	$11,606	11.4
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(950)	$1,649	$(3,918)	$—	$(3,219)
Cost of services	(1,171)	(417)	(3,925)	—	(5,513)
Depreciation and amortization	290	108	(410)	(15)	(27)
General and administrative	(86)	(669)	(552)	2,018	711
Operating income (loss)	$17	$2,627	$969	$(2,003)	$1,610

Revenue. Total revenue for the six months ended June 30, 2009 decreased $3.2 million, or 3.2%, to $98.4 million from $101.6 million for the six months ended June 30, 2008.  We estimate that volume decreases of $7.9 million and decreases in fuel surcharges of $2.0 million were partially offset by operational price increases of $3.4 million and acquisition growth of $3.3 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  Revenue in Region I decreased $1.0 million mainly due to volume decreases of $2.9 million, partially offset by acquisition growth of $2.1 million.  The revenue increase of $1.6 million in Region II was attributed to price increases of $1.6 million and acquisition growth of $1.2 million, partially offset by volume decreases of $0.7 million and fuel surcharge decreases of $0.5 million.  The Region II volume decreases were most notable in Florida and resulted from weakened general economic conditions.  Revenue in Region III decreased $3.9 million primarily due to the volume decreases in Alabama, North Carolina and South Carolina as a result of general market conditions.

Cost of services. Total cost of services for the six months ended June 30, 2009 decreased $5.5 million, or 7.8%, to $65.1 million from $70.6 million for the six months ended June 30, 2008.  The primary cause of the decrease in cost of services was a $5.0 million reduction in fuel costs.  Additionally, cost of services in Region I and Region III decreased $1.2 million and $3.9 million, respectively, as a result of the decrease in revenue in these two regions.

Overall cost of services decreased to 66.2% of revenue for the six months ended June 30, 2009 from 69.5% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 9.8% for the six months ended June 30, 2008 to 5.0% for the six months ended June 30, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

General and administrative. Total general and administrative expense for the six months ended June 30, 2009 increased by 12.0% to $6.7 million from $5.9 million for the six months ended June 30, 2008.  The increase in general and administrative expense was mainly attributable to increases in payroll-related expenses, timing of professional fees incurred, and expenses associated with a terminated transaction.  Such increase also resulted in the increase of overall general and administrative expenses from 5.9% of revenue during the six months ended June 30, 2008 to 6.8% of revenue during the six months ended June 30, 2009.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
Operating income	$13,216	13.4%	$11,606	11.4%
Interest expense, net	(9,014)	(9.2)	(9,143)	(9.0)
Impact on interest rate swap	(843)	(0.8)	(907)	(0.9)
Other income (loss), net	45	(0.0)	(232)	(0.2)
Income tax provision	(2,007)	(2.0)	(800)	(0.8)
Accrued payment-in-kind dividend on preferred stock	(2,116)	(2.1)	(2,016)	(2.0)
Net loss available to common stockholders	$(719)	(0.7)%	$(1,492)	(1.5)%

Impact of interest rate swap. The impact of interest rate swap for the six months ended June 30, 2009 was attributable to a $3.2 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $2.4 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the six months ended June 30, 2008 consisted of a $1.4 million loss related to the realized portion of the interest rate swap and a $0.5 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the six months ended June 30, 2009 as a percentage of pre-tax income was 59.0% as compared to 60.4% for the six months ended June 30, 2008.  The rate in the current and prior year periods reflect a combination of the projected full year tax rate and certain discrete items during the first half of the year.

Accrued payment-in-kind dividend on preferred stock. The $2.1 million and $2.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the six months ended June 30, 2009 and 2008, respectively.

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

To address potential credit and liquidity issues, we considered several items.  In spite of slowdowns in volume at many of our locations as a result of current economic conditions, our EBITDA has remained steady ($13.9 million for the three months ended June 30, 2009 as compared to $13.6 million for the same period in 2008).  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $105.5 million in available capacity under our current revolving credit agreement as of June 30, 2009 subject to customary covenant compliance.

The revolving credit facility is in effect until mid-2011.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  On April 8, 2009, Guaranty Bank, which is a participant bank in our revolving credit facility, filed a Form 8-K with the SEC announcing that they were issued an Order to Cease and Desist by the Office of Thrift Supervision (OTS) on April 6, 2009.  Subsequently on July 23, 2009, Guaranty Bank filed a Form 8-K which indicated that they believe it is probable that the Bank will not be able to continue as a going concern and that the OTS has directed that the Board of Directors of the Bank consent to the OTS exercising its statutory authority to appoint the FDIC as receiver or conservator for the Bank.  These developments have not affected our ability to utilize any of the facilities available to us under our revolving credit agreement and Guaranty Bank has continued to fund its pro rata share of advances under the credit facility.  There are no assurances, however, that Guaranty Bank will be able to meet its obligations under the revolving credit agreement in the future.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report.

A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of June 30, 2009, we had total outstanding long-term debt of approximately $209.5 million, consisting of $150 million of senior notes, $57.0 million outstanding under our credit facilities, and approximately $2.5 million of various seller notes.  This represented an increase of $9.1 million over our total debt outstanding as of December 31, 2008.  The increase in outstanding debt since December 31, 2008 was primarily due to additional borrowings of approximately $8.4 million under the credit facility and the addition of a $0.9 million seller note, partially offset by the repayment of a $0.1 million seller note and repayments of equipment notes.  As of June 30, 2009, we had $57.0 million outstanding under the revolving credit facility and approximately $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $105.5 million in available capacity under the facility.  With $11.1 million cash on hand at June 30, 2009, our total capacity was approximately $116.6 million.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,028,254 shares of our common stock, which would represent approximately 35.4% of our outstanding common stock on a post-conversion basis as of June 30, 2009.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 37.8% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or six months ended June 30, 2009 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 12, 2009.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $19.6 million and $11.5 million, respectively.  The increase in cash flows from operating activities was primarily due to the changes in net income and deferred taxes as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation and unrealized gain or loss on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $17.5 million and $14.1 million for the six months ended June 30, 2009 and 2008, respectively.  Acquisitions of businesses and capital expenditures for normal operations accounted for $1.1 million and $2.3 million of the increase over the prior year period, respectively.

Net cash provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 was $8.0 million and $(4.5) million, respectively.  Net cash provided by (used in) financing activities mainly includes repayments of debt, payments under the common stock repurchase program which was terminated on December 18, 2008, and borrowings under our credit facilities.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At June 30, 2009, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of June 30, 2009, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of June 30, 2009, we have included 139 million cubic yards of expansion airspace with estimated development costs of approximately $91.4 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2009 and the year ended December 31, 2008:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$4,949	$11,058
Accretion expense (in thousands)	312	558
	$5,261	$11,616
Airspace consumed (in thousands of cubic yards)	2,528	5,730
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.08	$2.03

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  At June 30, 2009, the related floating rate was 0.60%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the six months ended June 30, 2009, the net difference between the fixed amount we paid and the floating amount we received was $3.2 million.  Considering the rates in effect at June 30, 2009, the impact of the swap agreement is estimated to result in a $7.1 million loss related to the realized portion of the interest rate swap in 2009.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of June 30, 2009 and December 31, 2008, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $93.0 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $0.9 million annually while a 100 basis point decrease in interest rates would result in $0.9 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of June 30, 2009, the fair value of these notes, based on quoted market prices, was approximately $135.0 million compared to a carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)   Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2009	4,737	(1)	$1.80	—	—
May 1 – May 31, 2009	6,422	(1)	$2.23	—	—
June 1 – June 30, 2009	—		—	—	—
Total	11,159	(1)	$2.05	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

We held our Annual Meeting of Stockholders (the Annual Meeting) on June 18, 2009 in Houston, Texas to elect seven directors to serve until the 2010 Annual Meeting of Stockholders and to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  A total of 14,549,148 shares of our common stock were present at the Annual Meeting in person or by proxy, which represented 88.7% of the outstanding shares of our common stock as of April 20, 2009, the record date for the Annual Meeting.

Stockholders elected the seven director nominees at the Annual Meeting based on the following vote tabulation:

	Votes For	Votes Withheld
Tom J. Fatjo, Jr.	12,317,306	2,231,842
Jerome M. Kruszka	12,317,406	2,231,742
Ballard O. Castleman	13,647,685	901,463
Richard E. Bean	14,298,354	250,794
Roger A. Ramsey	14,355,075	194,073
Preston Moore, Jr.	14,354,975	194,173
Honorable John V. Singleton	14,355,075	194,073

Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 at the Annual Meeting based on the following vote tabulation:

Votes For	Votes Against	Abstentions
14,524,900	22,348	1,900

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: July 31, 2009

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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