Form 10-Q
period 2009-09-30
WCA WASTE CORP
filed 2009-10-30
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
or
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

As of October 29, 2009, there were 16,497,686 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,465	$955
Accounts receivable, net of allowance for doubtful accounts of $474 (unaudited) and $1,173, respectively	19,211	24,956
Deferred tax assets	3,354	3,354
Prepaid expenses and other	3,385	2,108
Total current assets	33,415	31,373

Property and equipment, net of accumulated depreciation and amortization of $129,384 (unaudited) and $110,704, respectively	280,739	276,483
Goodwill, net	65,318	64,580
Intangible assets, net	7,266	7,486
Deferred financing costs, net	3,944	4,654
Deferred tax assets	197	2,992
Other assets	140	390
Total assets	$391,019	$387,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,596	$9,830
Accrued liabilities and other	20,311	17,275
Interest rate swap	7,589	6,379
Note payable	—	123
Current maturities of long-term debt	500	64
Total current liabilities	36,996	33,671

Long-term debt, less current maturities and discount	200,493	200,295
Interest rate swap	639	5,278
Accrued closure and post-closure liabilities	8,223	7,398
Other long-term liabilities	1,815	1,813
Total liabilities	248,166	248,455

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 870 shares; issued and outstanding 870 shares and 828 shares, respectively (liquidation preference $96,006)	9	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 17,578 shares and 17,399 shares, respectively	176	174
Treasury stock of 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	177,104	172,788
Retained earnings (deficit)	(29,114)	(28,145)
Total stockholders’ equity	142,853	139,503
Total liabilities and stockholders’ equity	$391,019	$387,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$49,546	$52,782	$147,910	$154,365
Expenses:
Cost of services	32,786	36,060	97,907	106,694
Depreciation and amortization	6,714	6,738	20,087	20,138
General and administrative (including stock-based compensation of $438, $568, $1,338 and $1,736, respectively)	3,060	3,019	9,714	8,962
	42,560	45,817	127,708	135,794
Operating income	6,986	6,965	20,202	18,571

Other income (expense):
Interest expense, net	(4,511)	(4,642)	(13,525)	(13,785)
Impact of interest rate swap	(905)	(962)	(1,748)	(1,869)
Other income (loss), net	46	127	91	(105)
	(5,370)	(5,477)	(15,182)	(15,759)

Income before income taxes	1,616	1,488	5,020	2,812
Income tax provision	(790)	(768)	(2,797)	(1,568)
Net income	826	720	2,223	1,244
Accrued payment-in-kind dividend on preferred stock	(1,076)	(1,025)	(3,192)	(3,041)
Net loss available to common stockholders	$(250)	$(305)	$(969)	$(1,797)

Net loss available to common stockholders:
Earnings per share — basic	$(0.02)	$(0.02)	$(0.06)	$(0.11)

Earnings per share — diluted	$(0.02)	$(0.02)	$(0.06)	$(0.11)

Weighted average shares outstanding — basic	15,850	16,248	15,801	16,425

Weighted average shares outstanding — diluted	15,850	16,248	15,801	16,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$2,223	$1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,087	20,138
Non-cash compensation charge	1,338	1,736
Amortization of deferred financing costs and debt discount	931	1,036
Deferred tax provision	2,797	1,568
Accretion expense for closure and post-closure obligations	469	418
Gain on sale of assets	(91)	(221)
Loss on disposition of note receivable	—	326
Unrealized gain on interest rate swap	(3,429)	(643)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,745	(2,023)
Prepaid expenses and other	(1,353)	(602)
Accounts payable and other liabilities	2,342	2,923
Net cash provided by operating activities	31,059	25,900

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,689)	(236)
Proceeds from sale of fixed assets	146	369
Principal of note receivable	—	304
Proceeds from disposition of note receivable	—	6,225
Cost incurred on possible acquisitions	—	(450)
Capital expenditures	(20,501)	(24,144)
Net cash used in investing activities	(24,044)	(17,932)

Cash flows from financing activities:
Principal payments on long-term debt	(167)	(13,215)
Net change in revolving line of credit	(117)	7,723
Payments under common stock repurchase program	—	(3,088)
Decrease in restricted cash	—	1,339
Deferred financing costs	(221)	—
Net cash used in financing activities	(505)	(7,241)

Net change in cash and cash equivalents	6,510	727
Cash and cash equivalents at beginning of period	955	1,138
Cash and cash equivalents at end of period	$7,465	$1,865

Supplemental cash flow information:
Interest paid	$9,267	$9,930
Interest rate swap paid	3,964	1,596
Income taxes paid	509	355

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tables in thousands, except per share data)

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

WCA Waste Corporation (WCA or the Company) is a vertically integrated, non-hazardous solid waste collection and disposal company.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 12, 2009 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008.  The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009 and supersedes all existing non-SEC accounting and reporting standards.  As a result, this quarterly report on Form 10-Q and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued a pronouncement which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This pronouncement is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of this pronouncement is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued a pronouncement regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity in order to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This pronouncement is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of this pronouncement is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.”  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available.  ASU 2009-05 is effective for the Company on October 1, 2009.  The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.”  This update amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASU 2009-13 on the Company’s financial position, results of operations or cash flows.

2. ACQUISITIONS

The Company completed two acquisitions during the nine months ended September 30, 2009.  On January 15, 2009, the Company consummated the purchase of a transfer station permit and a 6.2 acre tract of land in Greensboro, North Carolina for the future construction and operation of a transfer station from MRR Southern, LLC and its affiliate.  The purchase consisted of $1.0 million in cash at closing and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  On August 21, 2009, the Company acquired the assets of Disposal Doctor, Inc., a roll-off collection operation located near Houston, Texas.  Total consideration of this acquisition was approximately $2.3 million in cash.

The purchase price for these transactions has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values at the time of acquisitions.  The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable.  The time required to obtain the necessary information will vary with specific acquisitions, however, the final purchase price allocation will not exceed one year from the consummation of the acquisition.

The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition date.  The acquisitions were not significant (within the meaning of Regulation S-X) to the Company as a whole.

Based on the preliminary assessments of values for these acquisitions, the Company reflected land and land improvement costs of $1.9 million, other fixed assets of $1.0 million, intangible assets of $0.4 million, goodwill of $0.7 million and net working capital of $0.2 million.

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of September 30, 2009, there were approximately 291,000 remaining shares authorized for issuance.

During the three and nine months ended September 30, 2009, 6,948 and 309,086 restricted shares of the Company’s common stock, respectively, were granted to certain officers, directors and key employees with an aggregate market value of approximately $31,000 and $923,000 on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	685	$5.21		687	$6.93
Granted	7	4.51		309	2.99
Vested	(8)	7.01		(287)	6.87
Forfeited	(32)	6.66		(57)	6.65
Unvested at September 30, 2009	652	$5.11	2.18	652	$5.11	2.18

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	534	$9.52		576	$9.52
Grants	—	—		—	—
Forfeitures	—	—		(42)	9.50
Outstanding at September 30, 2009	534	$9.52	4.75	534	$9.52	4.75

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of September 30, 2009, there was no intrinsic value as of September 30, 2009.

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

The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$826	$720	$2,223	$1,244
Accrued payment-in-kind dividend on preferred stock	(1,076)	(1,025)	(3,192)	(3,041)
Net loss available to common stockholders for basic and diluted earnings (loss) per share	$(250)	$(305)	$(969)	$(1,797)

Denominator:
Weighted average basic shares outstanding	15,850	16,248	15,801	16,425
Weighted average diluted shares outstanding	15,850	16,248	15,801	16,425

Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.11)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.11)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Stock options	534	582	534	582
Restricted shares	652	705	652	705
Convertible preferred stock	9,117	8,700	9,014	8,579
Convertible debt	790	790	790	790
	11,093	10,777	10,990	10,656

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (3.32% and 6.25% at September 30, 2009 and December 31, 2008, respectively)	48,500	48,617
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.77% at December 31, 2008	—	39
Note payable, with interest rate of 5%, due in January 2010	—	128
Seller note, with two installments of $500 due on January 15, 2010 and 2011	918	—
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	200,993	200,359
Less current maturities	500	64
	$200,493	$200,295

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of September 30, 2009.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.  As of September 30, 2009, the fair value of these notes, based on quoted market prices, was approximately $145.5 million compared to a carrying amount of $150 million.

The Company has a $175 million revolving credit facility.  As of September 30, 2009, there were $48.5 million outstanding under the revolving line of credit and $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $114.0 million in available capacity under the revolving credit facility.

In January 2009, the Company repaid the note payable of $0.1 million with interest rate of 5%.  The remaining notes payable were fully paid as of September 30, 2009.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the three and nine months ended September 30, 2009, the Company reflected $0.9 million and $1.7 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $1.9 million and $5.1 million, respectively, and the unrealized gain in the mark to market of the swap was $1.0 million and $3.4 million, respectively, for the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008, the Company reflected $1.0 million and $1.9 million net loss related to the impact of interest rate swap, respectively, related to the interest rate swap in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $1.1 million and $2.5 million, respectively, and the unrealized gain in the mark to market of the swap was $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2008.  Considering the rates in effect at September 30, 2009, the impact of the swap agreement is estimated to result in an $8.2 million loss related to the realized portion of the interest rate swap over the next 12 months.

7. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$8,228	$—	$8,228
Total liabilities	$—	$8,228	$—	$8,228

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At September 30, 2009, the Company owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2009, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2008 to September 30, 2009:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2008	$179,588	$7,398
Capital expenditures	17,200	—
Amortization expense	(7,450)	—
Obligations incurred and capitalized	356	356
Interest accretion	—	469
September 30, 2009	$189,694	$8,223

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2009	2008
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	8,223	7,398
Total recorded	$8,223	$7,398

The Company’s total anticipated cost for future closure and post-closure activities is $173.6 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $31.4 million and $29.6 million at September 30, 2009 and December 31, 2008, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income taxes have been provided for the nine months ended September 30, 2009 based upon the Company’s anticipated 2009 annual effective income tax rate of 46.1% as compared to 46.4% for the nine months ended September 30, 2008.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2009 annual effective income tax rate of 46.1%, the Company reflected an additional 9.6% of income taxes in the nine months ended September 30, 2009 for discrete items within the period related to stock-based compensation expense.

The Company is subject to federal income tax in the United States and to state taxes in the various states in which it operates within the United States.  With few exceptions, the Company remains subject to both U.S federal income tax and to state and local income tax examinations by taxing authorities for tax years through 2000.  Currently, the Company is not involved in any income tax examinations for any year.

Under the provision of ASC Subtopic 740-10, the Company recorded approximately $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2009, the Company had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.  The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the nine months ended September 30, 2009, the Company accrued approximately $1,900 of interest and penalties.

10. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Company issued 252,126 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.  These shares vest over periods ranging from one to three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2008 to September 30, 2009:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
December 31, 2008	$8	$174	$(5,322)	$172,788	$(28,145)	$139,503
Net income	—	—	—	—	2,223	2,223
Accrued payment-in-kind dividend on preferred stock	1	—	—	3,191	(3,192)	—
Issuance of restricted shares to employees and directors	—	3	—	(3)	—	—
Accretion of unearned compensation	—	—	—	1,300	—	1,300
Restricted shares withheld	—	(1)	—	(172)	—	(173)
September 30, 2009	$9	$176	$(5,322)	$177,104	$(29,114)	$142,853

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder.  The preferred shareholder holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Collection:
Residential	$13,953	$12,875	$41,218	$37,152
Commercial	6,307	5,384	18,698	15,377
Roll-off	11,633	14,723	35,402	44,221
Total collection	31,893	32,982	95,318	96,750
Disposal	17,648	18,297	53,203	55,745
Less Intercompany	6,443	7,415	19,212	22,571
Disposal, net	11,205	10,882	33,991	33,174
Transfer and other	9,315	12,553	27,343	35,105
Less Intercompany	2,867	3,635	8,742	10,664
Transfer and other, net	6,448	8,918	18,601	24,441
Total revenue	$49,546	$52,782	$147,910	$154,365

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three and nine months ended September 30, 2009 and 2008:

	Region I	Region II	Region III	Corporate	Total
Three months ended September 30, 2009:
Revenue	$13,193	$25,517	$10,836	$—	$49,546
Depreciation and amortization	1,490	3,236	1,868	120	6,714
Operating income (loss)	1,728	4,384	1,093	(219)	6,986
Capital expenditures	1,047	2,552	796	7	4,402
Capital expenditures (Acquisitions, net of divestitures)	—	1,027	—	—	1,027
Three months ended September 30, 2008:
Revenue	$13,802	$25,903	$13,077	$—	$52,782
Depreciation and amortization	1,311	3,327	1,983	117	6,738
Operating income	1,556	3,776	1,157	476	6,965
Capital expenditures	2,428	6,081	1,808	13	10,330
Capital expenditures (Acquisitions, net of divestitures)	—	—	—	—	—

Nine months ended September 30, 2009:
Revenue	$38,481	$77,453	$31,976	$—	$147,910
Depreciation and amortization	4,421	9,736	5,564	366	20,087
Operating income (loss)	4,690	13,696	3,015	(1,199)	20,202
Capital expenditures	5,602	13,001	1,871	27	20,501
Capital expenditures (Acquisitions, net of divestitures)	—	1,027	1,872	—	2,899
Nine months ended September 30, 2008:
Revenue	$40,040	$76,190	$38,135	$—	$154,365
Depreciation and amortization	3,952	9,719	6,089	378	20,138
Operating income	4,501	10,461	2,110	1,499	18,571
Capital expenditures	4,681	13,823	4,995	128	23,627
Capital expenditures (Acquisitions, net of divestitures)	—	10	—	—	10

Total assets:
September 30, 2009	$83,645	$176,452	$102,891	$28,031	$391,019
December 31, 2008	83,420	173,609	106,303	24,626	387,958

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

13. SUBSEQUENT EVENTS

On October 29, 2009, the Company signed a letter of intent to acquire the assets of Live Earth, LLC. which include Sunny Farms Landfill located in Seneca County, Ohio, Champion City Recovery, a transfer station located south of Boston, Massachusetts, and a rail haul operation over the CSX rail line transporting waste from the east coast to Sunny Farms Landfill.  The letter of intent is non-binding and the proposed acquisition of Live Earth is subject to the completion of due diligence, the negotiation of definitive agreements, approval of our stockholders and other customary conditions.  Additional information regarding the proposed acquisition of Live Earth is available in our current report on Form 8-K filed on October 30, 2009.

The Company has evaluated subsequent events through October 30, 2009, which is the date the financial statements were issued.

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of September 30, 2009, we served approximately 355,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.  We currently own and/or operate 24 landfills, 26 collection operations and 23 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own three of the transfer stations.

General Review of Results for the Three and Nine Months Ended September 30, 2009

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area increases internalization which increases operating margins, improves operating cash flows and provides substantial leverage in the waste management business.  Our internalization for the three and nine months ended September 30, 2009 was 67.7% and 68.5%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Collection	54.2%	51.7%	54.2%	51.6%
Disposal	30.0%	28.7%	30.3%	29.7%
Transfer and other	15.8%	19.6%	15.5%	18.7%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Collection:
Residential	$13,953	$12,875	$41,218	$37,152
Commercial	6,307	5,384	18,698	15,377
Roll-off	11,633	14,723	35,402	44,221
Total collection	31,893	32,982	95,318	96,750
Disposal	17,648	18,297	53,203	55,745
Less Intercompany	6,443	7,415	19,212	22,571
Disposal, net	11,205	10,882	33,991	33,174
Transfer and other	9,315	12,553	27,343	35,105
Less Intercompany	2,867	3,635	8,742	10,664
Transfer and other, net	6,448	8,918	18,601	24,441
Total revenue	$49,546	$52,782	$147,910	$154,365

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

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is adjusted EBITDA.  EBITDA, as commonly defined, refers to earnings before interest, taxes, depreciation and amortization.  Our adjusted EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), impact of interest rate swap agreements, income tax expense, depreciation and amortization, impairment of goodwill, net loss on early disposition of notes receivable/payable, and expenses associated with a terminated transaction.  We also use these same measures when evaluating potential acquisition candidates.

We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because:

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

Our management uses adjusted EBITDA:

•
as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•
as one method to estimate a purchase price (often expressed as a multiple of EBITDA or adjusted EBITDA) for solid waste companies we intend to acquire.  The appropriate EBITDA or adjusted EBITDA multiple will vary from acquisition to acquisition depending on factors such as the size of the operation, the type of operation, the anticipated growth in the market, the strategic location of the operation in its market as well as other considerations;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Adjusted EBITDA	$13,746	$13,830	$40,639	$38,930
Expenses associated with a terminated transaction	—	—	(259)	—
Loss on early disposition of note receivable	—	—	—	(326)
Depreciation and amortization	(6,714)	(6,738)	(20,087)	(20,138)
Interest expense, net	(4,511)	(4,642)	(13,525)	(13,785)
Impact of interest rate swap	(905)	(962)	(1,748)	(1,869)
Income tax provision	(790)	(768)	(2,797)	(1,568)
Accrued payment-in-kind dividend on preferred stock	(1,076)	(1,025)	(3,192)	(3,041)
Net loss available to common stockholders	$(250)	$(305)	$(969)	$(1,797)

Our adjusted EBITDA, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

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

Since completing our initial public offering in June 2004 through the nine months ended September 30, 2009, we have completed 36 acquisitions.  The purchase price for these acquisitions consisted of approximately $237.0 million of cash, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities and 1,726,336 shares of our common stock, less a note receivable valued at $7.2 million.

We completed two acquisitions during the nine months ended September 30, 2009.  Total consideration for these acquisitions included $3.3 million of cash and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	III	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	III	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	III	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	III	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	III	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	II	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	II	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	II	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	II	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	II	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	II	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	II	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	II	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	II	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	II	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	III	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	III	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

Although our acquisition program has been less active since the fourth quarter of 2007 due to general market conditions, we continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.  We are also evaluating opportunistic potential acquisitions both within and outside our existing footprint.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the three months ended September 30, 2009 and 2008 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Three months ended September 30, 2009:
Revenue	$13,193	$25,517	$10,836	$—	$49,546	100.0
Cost of services	9,174	16,415	7,197	—	32,786	66.2
Depreciation and amortization	1,490	3,236	1,868	120	6,714	13.5
General and administrative	801	1,482	678	99	3,060	6.2
Operating income (loss)	$1,728	$4,384	$1,093	$(219)	$6,986	14.1
Three months ended September 30, 2008:
Revenue	$13,802	$25,903	$13,077	$—	$52,782	100.0
Cost of services	10,092	16,984	8,984	—	36,060	68.3
Depreciation and amortization	1,311	3,327	1,983	117	6,738	12.8
General and administrative	843	1,816	953	(593)	3,019	5.7
Operating income	$1,556	$3,776	$1,157	$476	$6,965	13.2
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(609)	$(386)	$(2,241)	$—	$(3,236)
Cost of services	(918)	(569)	(1,787)	—	(3,274)
Depreciation and amortization	179	(91)	(115)	3	(24)
General and administrative	(42)	(334)	(275)	692	41
Operating income (loss)	$172	$608	$(64)	$(695)	$21

Revenue. Total revenue for the three months ended September 30, 2009 decreased by 6.1% to $49.5 million from $52.8 million for the three months ended September 30, 2008.  We estimate that volume decreases of $2.8 million and decreases in fuel surcharges of $1.9 million were partially offset by acquisition growth of $1.5 million.  Revenue from operational pricing remained consistent during the three months ended September 30, 2009 and 2008.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  Revenue in Region III decreased $2.2 million primarily due to the volume decreases in Alabama and North Carolina as a result of general market conditions.

Cost of services. Total cost of services for the three months ended September 30, 2009 decreased $3.3 million, or 9.1%, to $32.8 million from $36.1 million for the three months ended September 30, 2008.  The primary cause of the decrease in cost of services was a $2.5 million reduction in fuel costs.  Additionally, cost of services in Region III decreased $1.8 million as a result of the decrease in revenue in this region.

Overall cost of services decreased to 66.2% of revenue for the three months ended September 30, 2009 from 68.3% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 10.0% for the three months ended September 30, 2008 to 5.7% for the three months ended September 30, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Operating income	$6,986	14.1%	$6,965	13.2%
Interest expense, net	(4,511)	(9.1)	(4,642)	(8.8)
Impact on interest rate swap	(905)	(1.8)	(962)	(1.8)
Other income, net	46	0.1	127	0.2
Income tax provision	(790)	(1.6)	(768)	(1.5)
Accrued payment-in-kind dividend on preferred stock	(1,076)	(2.2)	(1,025)	(1.9)
Net loss available to common stockholders	$(250)	(0.5)%	$(305)	(0.6)%

Interest expense, net. Interest expense, net for the three months ended September 30, 2009 decreased $0.1 million, or 2.8%, to $4.5 million from $4.6 million for the three months ended September 30, 2008.  Interest expense for the three months ended September 30, 2009 included $0.1 million additional amortization of deferred financing costs related to the amendment of our revolving credit agreement while interest expense for the three months ended September 30, 2008 included $0.2 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap. The impact of interest rate swap for the three months ended September 30, 2009 was attributable to a $1.9 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.0 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended September 30, 2008 consisted of a $1.1 million loss related to the realized portion of the interest rate swap and a $0.1 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the three months ended September 30, 2009 as a percentage of pre-tax income was 48.9% as compared to 51.6% for the three months ended September 30, 2008.  The rate in the current year period reflects a combination of the projected full year tax rate and certain discrete items.  The discrete items which account for 9.6% of pre-tax income during the nine months ended September 30, 2009 primarily relate to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended September 30, 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the nine months ended September 30, 2009 and 2008 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Nine months ended September 30, 2009:
Revenue	$38,481	$77,453	$31,976	$—	$147,910	100.0
Cost of services	26,967	49,577	21,363	—	97,907	66.2
Depreciation and amortization	4,421	9,736	5,564	366	20,087	13.6
General and administrative	2,403	4,444	2,034	833	9,714	6.5
Operating income (loss)	$4,690	$13,696	$3,015	$(1,199)	$20,202	13.7
Nine months ended September 30, 2008:
Revenue	$40,040	$76,190	$38,135	$—	$154,365	100.0
Cost of services	29,056	50,563	27,075	—	106,694	69.1
Depreciation and amortization	3,952	9,719	6,089	378	20,138	13.1
General and administrative	2,531	5,447	2,861	(1,877)	8,962	5.8
Operating income	$4,501	$10,461	$2,110	$1,499	$18,571	12.0
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(1,559)	$1,263	$(6,159)	$—	$(6,455)
Cost of services	(2,089)	(986)	(5,712)	—	(8,787)
Depreciation and amortization	469	17	(525)	(12)	(51)
General and administrative	(128)	(1,003)	(827)	2,710	752
Operating income (loss)	$189	$3,235	$905	$(2,698)	$1,631

Revenue. Total revenue for the nine months ended September 30, 2009 decreased $6.5 million, or 4.2%, to $147.9 million from $154.4 million for the nine months ended September 30, 2008.  We estimate that volume decreases of $10.1 million and decreases in fuel surcharges of $4.0 million were partially offset by operational price increases of $3.1 million and acquisition growth of $4.5 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available with the exception of new regions acquired which can be analyzed individually.  Revenue in Region I decreased $1.6 million mainly due to volume decreases of $4.0 million and decreases in fuel surcharges of $1.1 million, partially offset by acquisition growth of $3.3 million.  The revenue increase of $1.3 million in Region II was attributed to price increases of $1.9 million and acquisition growth of $1.2 million, partially offset by volume decreases of $0.6 million and fuel surcharge decreases of $1.2 million.  The Region II volume decreases were most notable in Florida and resulted from weakened general economic conditions.  Revenue in Region III decreased $6.2 million primarily due to the volume decreases in Alabama, North Carolina and South Carolina as a result of general market conditions.

Cost of services. Total cost of services for the nine months ended September 30, 2009 decreased $8.8 million, or 8.2%, to $97.9 million from $106.7 million for the nine months ended September 30, 2008.  The primary cause of the decrease in cost of services was a $7.5 million reduction in fuel costs.  Additionally, cost of services in Region I and Region III decreased $2.0 million and $5.7 million, respectively, as a result of the decrease in revenue in these two regions.

Overall cost of services decreased to 66.2% of revenue for the nine months ended September 30, 2009 from 69.1% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 9.9% for the nine months ended September 30, 2008 to 5.3% for the nine months ended September 30, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

General and administrative. Total general and administrative expense for the nine months ended September 30, 2009 increased by 8.4% to $9.7 million from $9.0 million for the nine months ended September 30, 2008.  The increase in general and administrative expense was mainly attributable to increases in payroll-related expenses, timing of professional fees incurred, and expenses associated with a terminated transaction.  Such increase also resulted in the increase of overall general and administrative expenses from 5.8% of revenue during the nine months ended September 30, 2008 to 6.5% of revenue during the nine months ended September 30, 2009.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
Operating income	$20,202	13.7%	$18,571	12.0%
Interest expense, net	(13,525)	(9.2)	(13,785)	(8.9)
Impact on interest rate swap	(1,748)	(1.2)	(1,869)	(1.2)
Other income (loss), net	91	0.1	(105)	(0.1)
Income tax provision	(2,797)	(1.9)	(1,568)	(1.0)
Accrued payment-in-kind dividend on preferred stock	(3,192)	(2.2)	(3,041)	(2.0)
Net loss available to common stockholders	$(969)	(0.7)%	$(1,797)	(1.2)%

Interest expense, net. Interest expense, net for the nine months ended September 30, 2009 decreased $0.3 million, or 1.9%, to $13.5 million from $13.8 million for the nine months ended September 30, 2008.  The decrease was partially caused by lower LIBOR interest rate on the revolving credit facility and repayments of Environmental Facilities Revenue Bonds and various seller notes.  Additionally, interest expense for the nine months ended September 30, 2009 included $0.3 million additional amortization of deferred financing costs related to the amendment of our revolving credit agreement while interest expense for the nine months ended September 30, 2008 included $0.4 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap. The impact of interest rate swap for the nine months ended September 30, 2009 was attributable to a $5.1 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $3.4 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the nine months ended September 30, 2008 consisted of a $2.5 million loss related to the realized portion of the interest rate swap and a $0.6 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the nine months ended September 30, 2009 as a percentage of pre-tax income was 55.7% as compared to 55.8% for the nine months ended September 30, 2008.  The rate in the current and prior year periods reflect a combination of the projected full year tax rate and certain discrete items during the first nine months of the year.

Accrued payment-in-kind dividend on preferred stock. The $3.2 million and $3.0 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the nine months ended September 30, 2009 and 2008, respectively.

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

To address potential credit and liquidity issues, we considered several items.  In spite of slowdowns in volume at many of our locations as a result of current economic conditions, our adjusted EBITDA has remained steady ($13.7 million for the three months ended September 30, 2009 as compared to $13.8 million for the same period in 2008).  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $114.0 million in available capacity under our current revolving credit agreement as of September 30, 2009 subject to customary covenant compliance.

The revolving credit facility is in effect until July 5, 2011.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank.  Both banks were participants in our revolving credit facility at the time of the acquisition and BBVA Compass is funding Guaranty Bank’s pro rata share of advances under the credit facility.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report.

A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of September 30, 2009, we had total outstanding long-term debt of approximately $201.0 million, consisting of $150 million of senior notes, $48.5 million outstanding under our credit facilities, and approximately $2.5 million of various seller notes.  This represented an increase of $0.6 million over our total debt outstanding as of December 31, 2008.  The increase in outstanding debt since December 31, 2008 was primarily due to the addition of a $0.9 million seller note, partially offset by a decrease of $0.1 million in borrowings under the credit facility, the repayment of a $0.1 million seller note and repayments of equipment notes.  As of September 30, 2009, we had $48.5 million outstanding under the revolving credit facility and approximately $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $114.0 million in available capacity under the facility.  With $7.5 million cash on hand at September 30, 2009, our total capacity was approximately $121.5 million.

9.25% Senior Notes Due 2014

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limits on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period. The defined terms are set forth in the indenture.  As of September 30, 2009, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

Our credit facility is subject to various financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), maintain specified debt service ratios, limit capital expenditures, and maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that would not correspond to GAAP or Non-GAAP measures disclosed in this report and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

•	our maximum “Leverage Ratio” (as defined in the Credit Agreement) for the trailing 12-month reporting period on each quarterly reporting date is 4.75 to 1.00;

•	we maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) for the trailing 12-month period of not less than 2.25 to 1.00 until maturity;

•	our maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) is 2.50 to 1.00;

•	we cannot make any Maintenance Capital Expenditures (as defined in the Credit Agreement) exceeding 15% of our consolidated total revenue as calculated at the end of a fiscal year; and

•
we maintain minimum tangible net worth of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of our after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in our net worth resulting from the net cash proceeds of any future equity offerings.

As of September 30, 2009, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,140,393 shares of our common stock, which would represent approximately 35.7% of our outstanding common stock on a post-conversion basis as of September 30, 2009.  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 37.8% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2009 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 12, 2009.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $31.1 million and $25.9 million, respectively.  The increase in cash flows from operating activities was primarily due to the changes in net income and deferred taxes as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation and unrealized gain or loss on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $24.2 million and $24.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Acquisitions of businesses increased $3.4 million while capital expenditures for normal operations decreased $3.6 million over the prior year period.

Net cash used in financing activities for the nine months ended September 30, 2009 and 2008 was $0.5 million and $7.2 million, respectively.  Net cash used in financing activities mainly includes repayments of debt, payments under the common stock repurchase program which was terminated on December 18, 2008, and borrowings and repayments under our credit facilities.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At September 30, 2009, we owned 24 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of September 30, 2009, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of September 30, 2009, we have included 121 million cubic yards of expansion airspace with estimated development costs of approximately $79.8 million in our calculation of the rates used for the amortization of landfill costs.

Closure and Post-Closure Obligations

We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period of up to 30 years depending on type and location.

Standards related to accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs require that we record closure and post-closure obligations as follows:

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
Number of landfills owned	24	24
Landfill depletion and amortization expense (in thousands)	$7,450	$11,058
Accretion expense (in thousands)	469	558
	$7,919	$11,616
Airspace consumed (in thousands of cubic yards)	3,806	5,730
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.08	$2.03

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  This interest rate swap expires on November 1, 2010.  At September 30, 2009, the related floating rate was 0.28%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the nine months ended September 30, 2009, the net difference between the fixed amount we paid and the floating amount we received was $5.1 million.  Considering the rates in effect at September 30, 2009, the impact of the swap agreement is estimated to result in an $8.2 million loss related to the realized portion of the interest rate swap over the next 12 months.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction could not be designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of September 30, 2009 and December 31, 2008, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $101.5 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.0 million annually while a 100 basis point decrease in interest rates would result in $1.0 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2009	1,230	(1)	$4.14	—	—
August 1 – August 31, 2009	274	(1)	$4.44	—	—
September 1 – September 30, 2009	97	(1)	$3.76	—	—
Total	1,601	(1)	$4.17	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: October 30, 2009

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2009.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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