Form 10-K
period 2009-12-31
WCA WASTE CORP
filed 2010-03-09
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 based on the closing sales price as reported on The Nasdaq Global Market on such date was approximately $32.7 million.

Number of shares of common stock outstanding as of March 2, 2010: 20,203,836 (excluding 1,073,957 shares of treasury stock).

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

PART I

Item 1.  Business.

Introduction

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of December 31, 2009, we served approximately 346,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of December 31, 2009, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we currently operate but do not own three of the transfer stations.

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

Industry Overview

The non-hazardous solid waste industry can be divided among collection, transfer and disposal services.  The collection and transfer operations of solid waste companies typically have lower margins than disposal service operations.  By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.

During the past three decades, our industry has experienced periods of substantial consolidation activity, though we believe it remains extremely fragmented.  We believe that there are two primary factors that lead to consolidation:

•
Stringent industry regulations have caused operating and capital costs to rise.  Many local industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators.

•
Larger operators are increasingly pursuing economies of scale by vertically integrating their operations or by utilizing their facility, asset and management infrastructure over larger volumes.  Larger solid waste collection and disposal companies have become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.  However, acquisitions by larger companies generally have less of an impact on their growth rates and revenues because the acquisitions tend to be small relative to the overall size of such companies.  Accordingly, we believe that we have a greater opportunity for growth through acquisitions, when calculated as a percentage of revenue, than companies larger than us.

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

As of December 31, 2009, we owned 25 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations.  We believe that our number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain high levels of internalization within our existing markets.  As a result of our vertical integration, for the years ended December 31, 2009 and 2008, we internalized approximately 68% and 73% of the total waste we collected, respectively.

Acquisition History and Outlook

Acquisitions have played a key role in our revenue growth and operating history.  Our acquisition history has included both strategic acquisitions of landfill assets that have enabled us to enter new markets and “tuck-in” acquisitions of collection operations and transfer stations that have expanded our operations in those markets which we already serve.  Collectively, the numerous acquisitions which we have completed since going public in June 2004 have contributed significantly to our overall growth and continue to have a material effect on our operating results.  We strive to integrate all of our completed acquisitions into our existing operations as soon as feasible; however, it may take up to a year to fully realize operating synergies for those acquisitions which we completed in 2009.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisitions” for more information regarding our completed acquisitions.  For a summary of the impact of the acquisitions during 2009, 2008 and 2007 on our reported financial results for such periods, please read note 3 to our consolidated financial statements.

Due to weakening market conditions, particularly in the housing and construction sectors, and mounting uncertainties in the credit and capital markets, we reduced our acquisition efforts in 2008.  While our acquisition activity was relatively dormant for most of 2009, on December 31, 2009 we consummated the acquisition of the operating subsidiaries of Live Earth, LLC (collectively, the “Live Earth Companies”), which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The acquisition of the Live Earth Companies represented our largest acquisition to date and included the Sunny Farms Landfill, a 457-acre site permitted to accept municipal solid waste, industrial waste and construction and demolition debris located in Seneca County, Ohio; Champion City Recovery, a transfer station permitted to accept 1,000 tons a day located south of Boston, Massachusetts; and a rail haul operation over a Class 1 rail line transporting waste from the east coast to Sunny Farms Landfill.  In 2010, we intend to more actively seek and pursue attractive acquisition opportunities that enable us to internalize waste into our existing landfill operations, with particular emphasis being placed on internalization opportunities at the Sunny Farms Landfill and our 2600-acre Fort Bend Regional Landfill in our Houston market.  Although we have not established a specific capital investment target for 2010 acquisitions, we have sufficient capacity under our senior credit facility and through available authorized shares of our capital stock to pursue and consummate opportunistic acquisitions that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.

Our Operations

Our operations consist of the collection, transfer, processing and disposal of solid waste.  Our revenue mix for the years ended December 31, 2009, 2008 and 2007 is shown in the table below (dollars in thousands):

	2009		2008		2007
	$	%	$	%	$	%
Collection	$125,931	64.9%	$129,796	62.4%	$114,217	61.7%
Disposal	43,722	22.5	45,929	22.1	43,803	23.7
Transfer and other, net	24,485	12.6	32,284	15.5	26,920	14.6
Total revenue	$194,138	100.0%	$208,009	100.0%	$184,940	100.0%

We have a broad and diverse customer base; no single customer accounted for more than 2% of our revenue for any of the years ended December 31, 2009, 2008 or 2007.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements for certain geographic information relating to our operations.

Collection Services

As of December 31, 2009, we provided solid waste collection services to approximately 346,000 industrial, commercial and residential customers in 12 states through 26 collection operations.  In 2009, our collection revenue consisted of approximately 36% from services provided to industrial customers, 20% from services provided to commercial customers and 44% from services provided to residential customers.

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

Transfer and Disposal Services

Landfills are the main depository for solid waste in the United States.  Solid waste landfills are built, operated, and tied to a state permit under stringent federal, state and local regulations.  Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended.  We do not operate hazardous waste landfills, which are subject to even greater regulations.  Operating a solid waste landfill includes excavating, constructing liners, continually spreading and compacting waste and covering waste with earth or other inert material as required, final capping, closure and post-closure monitoring.  The objectives of these operations are to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so that it can ultimately be used for other end use purposes.

Access to a disposal facility is a necessity for all solid waste management companies.  While access to disposal facilities owned or operated by third parties can be obtained, we believe it is preferable to internalize the waste streams.  When we internalize the waste we collect, we pay ourselves instead of a third party landfill operator and generally are able to realize higher operating margins and stronger operating cash flows.

In areas where we conduct collection operations remote from one of our landfills, we often pursue the acquisition or development of transfer stations.  Transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.  The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2009, 2008 and 2007.

	2009		2008		2007
Alabama	3	(1)	3	(1)	3	(1)
Arkansas	2	(1)	2	(1)	2	(1)
Florida	4		4		4
Kansas	1	(1)	1	(1)	1	(1)
Massachusetts	1		—		—
Missouri	7		8	(2)	7	(2)
North Carolina	3		3		3
South Carolina	1		1		1
Texas	2		2		2
Total	24		24		23

(1)	Includes three transfer stations we operated but did not own, one in Alabama, one in Arkansas and one in Kansas as of December 31, 2009, 2008 and 2007.

(2)	Includes a transfer station in Missouri that we operated but did not own as of December 31, 2008 and 2007.

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

Landfills

As of December 31, 2009, we owned 25 non-hazardous solid waste landfills in 12 states, two of which, though fully permitted, have not yet commenced operations.  The following table sets forth certain information as of December 31, 2009 for each of our landfills.  For information concerning accounting principles we use for landfill accounting and a description of our use of estimates, please refer to notes 1(f) and 2 to our consolidated financial statements.

Landfill	Location	Permitted Waste	Permitted Capacity (1) (Cu. Yds)	Probable Expansion Capacity (2) (Cu. Yds)	Total Capacity (3) (Cu. Yds)	Remaining Permitted Life (4) (Years)		Total Remaining Life (3)(4) (Years)
Oak Grove	Arcadia, KS	MSW	6,081,004	24,524,000	30,605,004	26.8		134.7
Black Oak	Hartville, MO	MSW	6,029,450	—	6,029,450	15.3		15.3
Central Missouri	Sedalia, MO	MSW	5,561,673	3,452,341	9,014,014	27.2		44.1
Eagle Ridge	Bowling Green, MO	MSW	2,528,180	16,335,000	18,863,180	14.6		108.8
Rolling Meadows	Hazen, AR	MSW	4,135,678	9,800,000	13,935,678	16.5		55.5
Union County	El Dorado, AR	MSW	3,635,553	496,100	4,131,653	19.7		22.4
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A	(5)	N/A	(5)
Fort Bend	Houston, TX	MSW	45,251,930	15,861,754	61,113,684	49.4		66.7
Pauls Valley	Oklahoma City, OK	MSW	6,604,675	—	6,604,675	101.6		101.6
Sooner	Oklahoma City, OK	MSW	1,723,198	3,649,284	5,372,482	23.8		74.1
Bondad	Durango, CO	MSW	2,408,578	—	2,408,578	43.4		43.4
Sunny Farms	Fostoria, OH	MSW	6,200,000	31,200,000	37,400,000	5.3		31.9
Hardy Road	Houston, TX	C&D	5,022,172	—	5,022,172	9.1		9.1
Greenbelt	Houston, TX	C&D	4,758,670	1,395,000	6,153,670	12.7		16.4
Ralston Road	Houston, TX	C&D	337,756	1,117,129	1,454,885	1.1		4.9
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A	(5)	N/A	(5)
Shiloh	Travelers Rest, SC	C&D	1,148,722	3,380,905	4,529,627	10.9		42.9
Yarnell	Knoxville, TN	C&D	909,609	—	909,609	15.8		15.8
Blount	Trafford, AL	C&D	14,775,220	11,352,839	26,128,059	84.6		149.7
Fines	Alpine, AL	C&D/Industrial	7,686,933	—	7,686,933	74.5		74.5
High Point	High Point, NC	C&D	3,950,951	—	3,950,951	37.6		37.6
Raleigh	Raleigh, NC	C&D	7,112,095	6,612,722	13,724,817	35.2		68.0
DeSoto	Arcadia, FL	C&D	6,355,244	1,894,068	8,249,312	39.1		50.7
Fort Meade	Ft Meade, FL	C&D	4,285,543	3,635,910	7,921,453	27.0		50.0
Northeast	Oklahoma City, OK	C&D	4,393,109	—	4,393,109	16.0		16.0
Total			164,884,946	134,707,052	299,591,998	30.7		53.7

(1)
Permitted capacity includes the total available airspace approved by local regulatory agencies for our use.  Additional approvals may be required for construction and use of specific cells within the permitted area.  At any given time, certain landfills may be nearing the full capacity of existing approved cells.  The failure to obtain a consent or approval for construction or use of additional cells could have a material effect on our operations.  If the consent or approval is not obtained, we will evaluate alternative actions, such as diverting waste streams and pursuing legal recourse to challenge rulings.  See “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

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

As indicated in the table above, as of December 31, 2009, 12 of our landfills were permitted to accept municipal solid waste.  The remaining 13 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials.  All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

Based on remaining permitted capacity (including probable expansions) as of December 31, 2009 and projected annual disposal volumes, the average remaining landfill life of our 23 operating landfills at December 31, 2009 was approximately 53.7 years.  Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits.  We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill.  In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity.  Please read notes 1(f) and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.  We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

We are currently seeking to expand permitted capacity at several of our landfills.  The table above includes a column reflecting expansions that we believe to be “probable” based on various estimates and assumptions.  For a description of how we make determinations whether permit expansion is probable, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” and note 1(f) to our consolidated financial statements.  However, we note that we may not be able to obtain permits for expansions, including expansions that we considered to be probable.  Therefore, the average remaining landfill life of our 23 operating landfills as of December 31, 2009 may not be 53.7 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.  Please read “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

Available Airspace

The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2009, 2008 and 2007.

	Balance as of December 31, 2008	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2009
Permitted airspace:
Cubic yards (in thousands)	144,057	—	6,200	18,668	(4,933)	893	164,885
Number of sites	24	—	1	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	139,124	—	31,200	(18,668)	—	(16,949)	134,707
Number of sites	15	—	1	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	283,181	—	37,400	—	(4,933)	(16,056)	299,592
Number of sites	24		1				25

	Balance as of December 31, 2007	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2008
Permitted airspace:
Cubic yards (in thousands)	149,967	—	—	—	(5,730)	(180)	144,057
Number of sites	24	—	—	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	155,524	1,805	—	—	—	(18,205)	139,124
Number of sites	15	—	—	—	—	—	15
Total available airspace:
Cubic yards (in thousands)	305,491	1,805	—	—	(5,730)	(18,385)	283,181
Number of sites	24		—				24

	Balance as of December 31, 2006	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2007
Permitted airspace:
Cubic yards (in thousands)	95,676	—	53,222	7,036	(5,456)	(511)	149,967
Number of sites	20	—	4	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	127,409	8,604	26,547	(7,036)	—	—	155,524
Number of sites	12	1	3	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	223,085	8,604	79,769	—	(5,456)	(511)	305,491
Number of sites	20		4				24

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

In the normal course of business, we are required to post performance bonds, insurance policies, letters of credit and/or cash deposits in connection with the performance of municipal residential collection contracts, the operation, closure or post-closure of landfills, certain environmental permits and certain business licenses and permits.  Bonds issued by surety companies operate as a financial guarantee of our performance.  We have satisfied our financial responsibility requirements by obtaining bank letters of credit, insurance policies, performance bonds or making cash deposits.

As of December 31, 2009, we obtained performance bonds in an aggregate amount of approximately $76.5 million and letters of credit in an aggregate amount of approximately $12.5 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations.  For a description of the surety bonds and letter of credit commitments we had in place as of December 31, 2009, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Commitments.”  If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill or transfer station operating permits.  Please read “—Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”

Competition

The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources.  The industry presently includes large, publicly-held, national waste companies such as Waste Management, Inc. and Republic Services, Inc. (including Allied Waste Industries, Inc.) as well as numerous other public and privately-held waste companies.  Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection, transfer and disposal volume based primarily on geographic location and the price and quality of our services.  From time to time, our competitors may reduce the price of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts.  These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.

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

Sales and Marketing

We focus our marketing efforts on continuing and expanding business with existing customers, as well as attracting new customers.  Our sales and marketing strategy is to provide prompt, high quality, comprehensive solid waste collection, transfer and disposal services to our customers at competitive prices.  We target potential customers of all sizes, from small quantity generators to large companies and municipalities.  Because the waste collection and disposal business is a very localized business, most of our marketing activity is local in nature.  However, we do have a vice president of sales who is responsible for overseeing our sales and marketing efforts on a company-wide basis, including assisting in hiring and setting compensation programs.

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

Climate Change.  A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other gases known as greenhouse gases.  Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases.  There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources.  In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and, thus, subject to future regulation.  In a move toward regulating greenhouse gases, on December 15, 2009, the EPA published its findings that emission of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because greenhouse gases are, according to EPA, contributing to climate change.  On October 30, 2009, the EPA published the  greenhouse gas reporting final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring certain specified industries as well as operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually.  Municipal solid waste landfills are subject to the rule.  EPA proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles.  Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources.  As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

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

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally.  Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters.  These seasonal variations are primarily due to fluctuations in waste volumes.  We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.  Please read “—Risk Factors—Risks Relating To Our Business—Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.”

Employees

As of December 31, 2009, we had approximately 996 full-time employees.  A group of 18 employees at one of our locations is represented by a union.  In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  We have not experienced any work stoppages, and we believe our relations with our employees are good.

Available Information

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

Our internet website is www.wcawaste.com.  We make available free of charge through the “Investor Relations-SEC Filings” section of our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.  Risk Factors.

Our business, financial condition, and financial results are subject to various risks, including the following:

Risks Relating To Our Business

Current U.S. economic conditions and the related decline in construction activity, as well as any future downturns, has reduced and may continue to reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows.

Our business is affected by changes in national and general economic factors that are outside of our control, including economic activity, consumer confidence, interest rates and access to capital markets.  Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues.  Throughout 2009, we believe that weakening economic conditions have impacted the volume of waste we have collected and disposed of.

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

Our acquisitions could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  In connection with the restructuring of our long-term debt in July 2006, we entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR.  This interest rate swap expires on November 1, 2010.  With the placement of this swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on the unused portion of up to $150 million of our credit facility.  As of December 31, 2009, $82.5 million was subject to the effect of the swap agreement.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $0.8 million annually while a 100 basis point decrease in interest rates would result in $0.8 million in swap expense, in addition to any mark to market effect on the fair value of the swap.  As a result of the swap, the decrease in interest rates that began in September 2007 reduced our cash flow and negatively impacted our pre-tax earnings by $7.2 million, $3.2 million and $0.5 million in 2009, 2008 and 2007, respectively.  Considering the rates in effect at December 31, 2009, the impact of the swap agreement is estimated to result in a $6.8 million loss related to the realized portion of the interest rate swap over the next 12 months.

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

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change.  Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases.  EPA has proposed rules to regulate greenhouse gases, regional initiatives have formed to control greenhouse gases and certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases.  The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations.  Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

Increases in the costs of disposal may reduce our operating margins.

We dispose of approximately one-third of the waste that we collect in landfills operated by others, but that rate may increase in the future.  We may incur increases in disposal fees paid to third parties or in the costs of operating our own landfills.  Failure to pass these costs on to our customers may reduce our operating margins.

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

Our industry is highly competitive.  We compete with large companies and municipalities, many of which have greater financial and operational resources.  The non-hazardous solid waste collection and disposal industry includes large national, publicly-traded waste management companies; regional, publicly-held and privately-owned companies; and numerous small, local, privately-owned companies.  Additionally, many counties and municipalities operate their own waste collection and disposal facilities and have competitive advantages not available to private enterprises. We also encounter competition from alternatives to landfill disposal, such as recycling and incineration, that benefit from state requirements to reduce landfill disposal.  If we are unable to successfully compete against our competitors, our ability to retain existing customers and obtain future business could be adversely affected.

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

In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  As of December 31, 2009, there were 18 employees in that group.  Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

For the year ended December 31, 2009, approximately $2.0 million, or 1.1%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed.  As a result of the acquisition of Live Earth, LLC and its operating subsidiaries, we anticipate that an increasing portion of our revenue will be earned from the disposal of out-of-state waste, including waste that is disposed of at our Sunny Farms Landfill in Ohio.  Some states have imposed restrictions on collection routes and disposal locations.  Other states, like Ohio, impose certain fees on out-of-state waste that is disposed of in Ohio, which may reduce operating margins to the extent such fees cannot be passed on to our customers.  Furthermore, our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste.  If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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

The non-hazardous waste business is local in nature.  Accordingly, our business in one or more regions or local markets may be adversely affected by events and economic conditions relating to those regions or markets even if the other regions of the country are not affected.  As a result, our financial performance may not compare favorably to our competitors with operations in other regions, and our stock price could be adversely affected by our inability to compete effectively with our competitors.

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

Risks Relating to Our Acquisitions

On December 31, 2009, we consummated the acquisition of the Live Earth Companies, which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The consideration for the Live Earth Companies consisted of $19.7 million in cash which includes working capital of $0.9 million,  the issuance of up to 5,555,556 shares of our common stock, which includes 3,555,556 shares that were issued at closing and up to 2,000,000 shares of our common stock that may be issued pursuant to certain earn-out provisions (the “Earn-Out Shares”).  The acquisition of the Live Earth Companies is subject to various risks, including the following:

•
Following the acquisition of the Live Earth Companies, individuals affiliated with Live Earth beneficially own approximately 16.3% of our outstanding common stock and could beneficially own up to 21.8% of our common stock if the Earn-out Shares are issued.  Accordingly, these individuals have significant voting power and potential influence and control over our company.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or may otherwise adversely affect us.

•
Cash expenditures and capital commitments associated with our acquisition of the Live Earth Companies may create significant liquidity and cash flow risks for us, and we may incur substantial debt in order to satisfy our obligations.

•	The integration of WCA and the Live Earth Companies may not be completed successfully, cost-effectively or on a timely basis.

•
If railway access to the Sunny Farms Landfill, which is one of the Live Earth assets that we acquired, were limited or prohibited due to the termination of the current contract with a Class 1 railroad operator or otherwise, the operations of the landfill would suffer.

•	Our limited experience with rail-based waste disposal may reduce the expected benefits of the acquisition.

•
If approval of the transfer of control of the Sunny Farms Landfill by the Ohio Environmental Protection Agency is delayed or denied, the acquisition of the Live Earth Companies could be at risk or completely unwound.

•
If material disposed of at the Sunny Farms Landfill is reclassified by the Ohio Attorney General or another regulatory authority, we could face higher fees or civil money penalties that could negatively affect the profitability of our operations at the Sunny Farms Landfill.

•
If we are unable to identify and successfully acquire and integrate additional waste collection operations in the eastern United States that permit us to leverage the acquisition of the Live Earth Companies, the long-term benefits of the acquisition could be diminished.

•
As shares of our common stock issued in the acquisition the Live Earth Companies become eligible for resale (which in most instances is not earlier than 18 months from the closing date), our stock price may suffer a significant decline as a result of the sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

Pursuing acquisitions requires significant time from our senior management.  We may also be required to expand our operational and financial systems and controls and our management information systems capabilities.  We may also need to attract and train additional senior managers, technical professionals and other employees.  Failure to do any of these could restrict our ability to maintain and improve our profitability while continuing to grow.

Our acquisitions have resulted and future acquisitions we make may continue to result in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected.

As of December 31, 2009, we had approximately $72.4 million of goodwill and other intangible assets, representing approximately 16.8% of our total assets.  If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill.  We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value.  Any such charge would reduce our assets and earnings.

We may incur charges and other unforeseen expenses related to acquisitions, which could lower our earnings.

In the past, we capitalized some expenditures and advances relating to acquisitions and pending acquisitions, but expense indirect acquisition costs, including general corporate overhead, as they are incurred.  We charged against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimated we would recover, through sale or otherwise) that related to any pending acquisition that was not consummated.  Starting in 2009, all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the acquisition costs.  As of December 31, 2009, we expensed $1.0 million of such costs.  We may incur more charges related to acquisitions in future periods, which could lower our earnings.

Risks Relating to Our Operations and Corporate Organization

Our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.

We believe that our continued success depends in large part on the sustained contributions of our chairman of the board and chief executive officer, Mr. Tom J. Fatjo, Jr., our president and chief operating officer, Mr. Jerome M. Kruszka, and other members of our senior management.  We rely on them to identify and pursue new business opportunities and acquisitions and to execute operational strategies.  The loss of services of Messrs. Fatjo, Jr. or Kruszka or any other senior management member could significantly impair our ability to identify and secure new contracts and acquisitions and otherwise disrupt our operations.  We do not maintain key person life insurance on any of our senior executives.  We have entered into employment agreements with our executive officers that contain non-compete and confidentiality covenants.  Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete and confidentiality covenants in their employment agreements.

A controlling interest in our voting stock is held by one fund and a small number of individuals (including management), which when combined with various agreements and rights of the fund, may discourage a change of control transaction and may exert control over our strategic direction.

As of March 1, 2010,

•	Joseph E. LoConti, Daniel J. Clark and certain of their affiliates beneficially owned approximately 13.5% of the outstanding shares of our common stock.

•
Ares Corporate Opportunities Fund II L.P (Ares) held preferred shares convertible into our common stock at a price of $9.60 per share.  The preferred shares were issued on July 27, 2006 and carry a 5% payment-in-kind (PIK) dividend payable semi-annually.  As of March 1, 2010, the preferred shares were immediately convertible into 9,330,246 shares of our common stock (representing approximately 31.6% of the outstanding common stock on a post-conversion basis).  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which based on the currently outstanding shares would represent approximately 33.1% of the post-conversion shares outstanding.  Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock” for a description of the various arrangements with Ares.

•	Our executive officers, directors and their related entities owned or controlled approximately 17.7% of the outstanding shares of our common stock.

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

On July 13, 2006, our stockholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares.  The shares were issued on July 27, 2006.  The preferred stock is convertible into shares of our common stock at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.

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

The inability or failure of any syndicate bank to meet its obligations under our senior credit facility could adversely impact our short-term and/or long-term capital or cash needs by limiting our access to swing-line loans, increasing the cost of issuing letters of credit, or reducing the total capacity available under the revolving credit facility.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  This instability has been accompanied by numerous bank failures.  While we are not aware of any issues affecting the participant banks under our senior credit facility, if a participant bank were to fail or otherwise become unable to fund its lending commitment to us, and we were unable to replace any lending commitments, we may not be able to access funds from our credit facility as needed to fully fund our operations and/or our cost of obtaining working capital, letters of credit and other forms of funding could increase significantly and materially impact our operations and earnings.

We have a substantial amount of debt which could adversely affect our operations and financial performance.

As of March 1, 2010, we had approximately $223.5 million of consolidated total indebtedness outstanding and approximately $91.0 million of additional borrowing capacity available under our credit agreement.

Our substantial debt could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make us more vulnerable to increases in interest rates; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, we may incur substantial additional debt in the future.  If new debt is added to our current debt levels, these related risks could increase.  We may not maintain sufficient revenue and cash flow to meet our capital expenditure requirements and our financial obligations, including our debt service obligations.

Our ability to make scheduled payments or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business, and other factors beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt on less than favorable terms.

The provisions in our debt instruments impose restrictions on us that may limit the discretion of management in operating our business.

Our senior credit agreement and the indenture governing our senior notes contain various restrictive covenants that limit management’s discretion in operating our business.  In particular, these covenants limit our ability to, among other things:

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

These covenants could materially and adversely affect our ability to finance our future operations or capital needs.  Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business.  Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations.  A breach of these covenants could result in a default under the indenture governing the senior notes and/or the credit agreement.  If there were an event of default under the indenture governing the senior notes and/or the credit agreement, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately.  Additionally, if we fail to repay indebtedness under our credit agreement when it becomes due, the lenders under the credit agreement could proceed against substantially all of our assets which we have pledged to them as security.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility.”

We are a holding company and do not conduct any business operations of our own.  Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly.  As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries in order to make dividend payments to our stockholders, to repay any debt we may incur, and to meet our other obligations.  The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of the credit agreement and the indenture governing our senior notes.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at One Riverway, Suite 1400, Houston, Texas 77056, where we currently lease 14,360 square feet of office space.  Currently, we also own or lease field-based administrative offices in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.

Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders.  As of December 31, 2009, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/MRFs.  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  We also operated but did not own three of the transfer stations as of December 31, 2009.   For a description of our landfills, please read “Business—Our Operations—Landfills.”  We believe that our office space, operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations.  However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 31, 2009, we held a special meeting of stockholders to approve the issuance of up to a maximum of 5,555,556 shares of WCA Waste Corporation common stock as consideration in connection with the acquisition by us of the Live Earth Companies and certain assets and related liabilities.  At the special meeting, the acquisition consideration proposal was approved based on the following vote tabulation:

Votes For	Votes Against	Abstentions
14,287,348	3,690,287	556,646

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “WCAA.”  As of March 1, 2010, there were approximately 147 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  The following table sets forth the range of high and low closing sales prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2008
First Quarter	$7.95	$5.27
Second Quarter	$6.72	$4.57
Third Quarter	$6.44	$4.40
Fourth Quarter	$5.25	$2.29

2009
First Quarter	$3.06	$1.42
Second Quarter	$4.21	$1.46
Third Quarter	$5.10	$3.29
Fourth Quarter	$4.70	$3.67

2010
First Quarter (through March 2, 2010)	$4.69	$4.00

On March 2, 2010, the closing sales price of our common stock was $4.55.

Performance Graph

The following performance graph compares the performance of our common stock to the S&P 500 Index and the Dow Jones Waste & Disposal Services Index.  The graph covers the five-year period ended December 31, 2009 and assumes that a $100 investment was made on December 31, 2004 and that all dividends were reinvested.

	December 31,
	2004	2005	2006	2007	2008	2009
WCA Waste Corporation	$100.00	$75.60	$76.84	$61.82	$24.02	$41.15
S&P 500 Index	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
Dow Jones Waste & Disposal Services Index	$100.00	$104.08	$125.72	$129.35	$119.18	$132.37

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

Purchases of Equity Securities by Company and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2009	—		—	—	—
November 1 - November 30, 2009	—		—	—	—
December 1 - December 31, 2009	396	(1)	$4.35	—	—
Total	396	(1)	$4.35	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report, except for the information for 2005 and 2006 (in thousands except per share data).  The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Revenue	$194,138	$208,009	$184,940	$149,497	$114,143
Expenses:
Cost of services (1),(2)	130,287	142,129	121,853	95,991	73,933
Depreciation and amortization	26,357	27,151	24,234	19,070	14,795
Impairment of goodwill	—	41,725	—	—	—
General and administrative (3)	13,496	12,335	12,768	11,010	8,311
Total expenses	170,140	223,340	158,855	126,071	97,039
Operating income (loss)	23,998	(15,331)	26,085	23,426	17,104
Other income (expense):
Interest expense, net	(18,052)	(18,560)	(16,765)	(15,385)	(10,201)
Write-off of deferred financing costs and debt discount (4)	—	—	—	(3,240)	(1,308)
Impact of interest rate swap	(2,063)	(7,547)	(4,442)	340	(165)
Other income (expense), net	83	(62)	387	192	286
Other income (expense)	(20,032)	(26,169)	(20,820)	(18,093)	(11,388)
Income (loss) before income taxes	3,966	(41,500)	5,265	5,333	5,716
Income tax (provision) benefit	(2,958)	13,737	(2,343)	(2,313)	(2,248)
Net income (loss)	1,008	(27,763)	2,922	3,020	3,468
Accrued payment-in-kind dividend on preferred stock	(4,278)	(4,076)	(3,876)	(1,603)	—
Net income (loss) available to common stockholders	$(3,270)	$(31,839)	$(954)	$1,417	$3,468
Per Share Data — basic and diluted:
Net income (loss)	0.06	(1.71)	0.18	0.19	0.22
Accrued payment-in-kind dividend on preferred stock	(0.27)	(0.25)	(0.24)	(0.10)	—
Net income (loss) available to common stockholders	$(0.21)	$(1.96)	$(0.06)	$0.09	$0.22

Weighted average shares outstanding — basic	15,824	16,257	16,460	16,360	15,579
Weighted average shares outstanding — diluted	15,824	16,257	16,460	16,385	15,641
Other Financial Data:
Capital expenditures	$23,827	$29,301	$29,158	$29,110	$18,003

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Property and equipment, net	$320,724	$276,483	$270,384	$207,441	$186,299
Total assets	431,374	387,958	426,723	371,249	291,538
Current maturities of long-term debt	500	64	699	916	1,910
Long-term debt, less current maturities and discount	219,516	200,295	198,149	165,958	174,353
Total stockholders’ equity	160,529	139,503	170,364	167,779	91,707

(1)
We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. (WMI) in 2000. All remaining prepaid disposal rights with WMI were fully utilized in 2007. Additionally in each of the years 2007, 2006 and 2005, we paid $1,000 to acquire prepaid disposal rights at a Texas landfill from Waste Services, Inc. (WSI). At the time we acquired the landfill from WSI in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given. During the years ended December 31, 2007, 2006 and 2005, we recorded $1,037, $2,383 and $1,834, respectively, for the use of such disposal rights as a component of cost of services. Please read note 3 to our consolidated financial statements.

(2)
We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2009, 2008, 2007, 2006 and 2005, we have recorded $628, $558, $483, $284 and $159, respectively, as a non-cash component of cost of services for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting.

(3)
General and administrative expenses include stock-based compensation expense of $1,737, $2,212, $1,977, $1,118 and $509 during the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The stock-based compensation expense during these years includes earned compensation of $1,653, $2,182, $1,765, $1,118 and $509, respectively, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated. In addition, the compensation expense of $84, $30 and $212 during the years ended December 31, 2009, 2008 and 2007, respectively, relates to the stock portion of the executive bonus plan.

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

	2009		2008		2007
	$	%	$	%	$	%
Collection:
Residential	$55,086	28.4%	$50,433	24.2%	$41,647	22.5%
Commercial	25,082	12.9	21,607	10.4	19,069	10.3
Roll-off	45,763	23.6	57,756	27.8	53,501	28.9
Total collection	125,931	64.9	129,796	62.4	114,217	61.7
Disposal	68,831		75,456		70,797
Less intercompany	25,109		29,527		26,994
Disposal, net	43,722	22.5	45,929	22.1	43,803	23.7
Transfer and other	35,924		46,413		40,986
Less intercompany	11,439		14,129		14,066
Transfer and other, net	24,485	12.6	32,284	15.5	26,920	14.6
Total revenue	$194,138	100.0%	$208,009	100.0%	$184,940	100.0%

2010 Financial Objectives

Before the impact of potential acquisitions, we anticipated 2010 to be a year with improving operating results which included moderate increases in revenue resulting from a balance of price increases and stabilized volume in our construction and demolition business.  Earnings per share prior to the effect of potential acquisitions are expected to improve as well.  We believe our available capacity should enable us to remain opportunistic in pursuing potential acquisitions, including acquisitions that would enable us to internalize waste into our existing landfills with particular attention being focused on internalization opportunities for our Sunny Farms Landfill in Ohio and our Fort Bend Regional Landfill in our Houston market.  Although we have already identified 43 potential acquisition targets, these opportunities may or may not materialize, and, as such, we do not have a specifically quantified 2010 acquisition goal.

2009 Business Performance

During 2009, our revenue was $194.1 million, which represents a 6.7% decrease over 2008.  Our operating income (loss) was $24.0 million in 2009, compared to $(15.3) million in 2008.  Net loss available to common stockholders for 2009 was $3.3 million, or $0.21 per share, compared to $31.8 million, or $1.96 per share, for 2008.  Adjusted EBITDA for 2009 was $51.5 million, a decrease of 4.4% over 2008.  We recorded charges of $1.3 million and $4.7 million (net of tax) due to the impact of interest rate swap agreements, $0.7 million and $0.1 million (net of tax) related to merger and acquisition related expenses, and $0.4 million and $0.2 million due to the tax impact of vested restricted shares in 2009 and 2008, respectively.  Our net loss in 2008 also included an expense of $27.0 million (net of tax) related to the impairment of goodwill and a net loss of $0.1 million (net of tax) associated with the early disposition of notes receivable/payable.

Our earnings in 2009 were impacted by the existence of our interest rate swap arrangement with Comerica Bank.  Our swap agreement resulted in limiting the underlying base interest rate for $150 million of our debt to 5.64% plus any applicable margin.  However, with the reduction in interest rates that began in September 2007, we were obligated to fund the difference between 5.64% and the market rate for three-month floating rate LIBOR.  This reduced our cash flow and negatively impacted our pre-tax earnings by $7.2 million in 2009.  Considering the rates in effect at December 31, 2009, the impact of the swap agreement is estimated to result in a pre-tax cash cost of $6.8 million in 2010.  Our swap agreement expires on November 1, 2010.

During 2009, the total PIK dividend on preferred stock was $4.3 million.  In 2010, the PIK preferred dividend will be $4.5 million.  For more information regarding the PIK dividend associated with the outstanding shares of our preferred stock, please read “—Liquidity and Capital Resources—Preferred Stock.”

In 2009, we invested approximately $42.6 million on a combination of newly acquired companies and similar expansion and growth expenditures, including $22.9 million of cash, 3,555,556 shares of our common stock valued at $15.3 million, 2,000,000 contingent earn-out shares valued at $3.2 million on the acquisition date, and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011 in the three acquisitions in 2009.  The remaining $0.3 million was related to initial capital expenditures associated with acquisitions.  As of December 31, 2009, we had approximately $95.0 million available under our existing credit facility.

Non-GAAP Measures

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is adjusted EBITDA.  EBITDA, as commonly defined, refers to earnings before interest, taxes, depreciation and amortization.  Our adjusted EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), impact of interest rate swap agreements, income tax expense, depreciation and amortization, impairment of goodwill, net loss on early disposition of notes receivable/payable, and merger and acquisition related expenses.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (in thousands):

	2009	2008	2007
Adjusted EBITDA	$51,468	$53,819	$50,750
Depreciation and amortization	(26,357)	(27,151)	(24,234)
Impairment of goodwill	—	(41,725)	—
Merger and acquisition related expenses	(1,030)	(115)	(44)
Interest expense, net	(18,052)	(18,560)	(16,765)
Impact of interest rate swap	(2,063)	(7,547)	(4,442)
Net loss on early disposition of notes receivable/payable	—	(221)	—
Income tax (provision) benefit	(2,958)	13,737	(2,343)
Accrued payment-in-kind dividend on preferred stock	(4,278)	(4,076)	(3,876)
Net loss available to common stockholders	$(3,270)	$(31,839)	$(954)

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired operations.  In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as covenants not-to-compete and any remaining amounts are then allocated to goodwill.

Acquisitions

As we discussed in “Business—Integration and Acquisitions,” any acquisitions that we may make will target operations that will benefit from our core operating strategy of maximizing the internalization of waste.  In markets where we already own a landfill, we intend to focus on expanding our presence through tuck-in acquisitions.  Tuck-in acquisitions are sought to provide growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

Since completing our initial public offering in June 2004 through the year ended December 31, 2009, we have completed 37 acquisitions.  The purchase price for these acquisitions consisted of approximately $256.6 million of cash and accrued future payments, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities, 5,281,892 shares of our common stock and 2,000,000 contingent earn-out shares, less a note receivable valued at $7.2 million.

On December 31, 2009, we consummated the acquisition of the Live Earth Companies, which included certain assets and related liabilities held by Live Earth that relate to the Live Earth Companies, including the Sunny Farms Landfill, a 457-acre site permitted to accept municipal solid waste, industrial waste and construction and demolition debris located in Seneca County, Ohio.  Additional operations we acquired from Live Earth include Champion City Recovery, a transfer station permitted to accept 1,000 tons a day located south of Boston, Massachusetts and a rail haul operation over a Class 1 rail line transporting waste from the east coast to the Sunny Farms Landfill.  Total consideration for this acquisition consisted of $19.7 million of cash (which includes working capital of $0.9 million), 3,555,556 shares of our common stock valued at $15.3 million, and 2,000,000 contingent earn-out shares valued at $3.2 million on the acquisition date.  The Live Earth acquisition represents an important component of our acquisition strategy in 2010 and beyond as we intend to seek attractive and opportunistic acquisitions that enable us to efficiently internalize additional waste volume into the Sunny Farms Landfill.

We completed three acquisitions during the year ended December 31, 2009 including the Live Earth acquisition.  Total consideration for these acquisitions included $22.9 million of cash, 3,555,556 shares of our common stock valued at $15.3 million, 2,000,000 contingent earn-out shares valued at $3.2 million on the acquisition date, and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  Information concerning our acquisitions may be found in the table below and in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.

The following sets forth additional information regarding the acquisitions since our initial public offering through December 31, 2009:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	III	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	III	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	III	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	III	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	III	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	II	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	II	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	II	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	II	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	II	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	II	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	II	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	II	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	II	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	II	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	III	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	III	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection
Live Earth, LLC	Fostoria, OH/Brockton, MA	IV	December 31, 2009	Landfill & Transfer Station

(*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

At December 31, 2009, we owned and/or operated a total of 25 landfills, 26 collection operations and 24 transfer stations/MRFs, had approximately 352 routes and handled approximately 12,000 landfill tons per day at our landfills.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee) for the years ended December 31, 2009 and 2008 and the changes between the segments for each category (dollars in thousands).  The acquisition of Region IV (Massachusetts, Ohio) was not completed until December 31, 2009.  Therefore, Region IV is not included in this analysis.

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Year ended December 31, 2009:
Revenue	$50,846	$101,749	$41,543	$—	$194,138	100.0
Cost of services	36,092	66,239	27,956	—	130,287	67.1
Depreciation and amortization	5,783	12,811	7,276	487	26,357	13.6
Impairment of goodwill	—	—	—	—	—	—
General and administrative	3,205	5,925	2,712	1,654	13,496	6.9
Operating income (loss)	$5,766	$16,774	$3,599	$(2,141)	$23,998	12.4
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$208,009	100.0
Cost of services	38,676	68,256	35,197	—	142,129	68.3
Depreciation and amortization	5,415	13,195	8,041	500	27,151	13.1
Impairment of goodwill	—	25,944	15,781	—	41,725	20.1
General and administrative	3,375	7,262	3,816	(2,118)	12,335	5.9
Operating income (loss)	$6,307	$(10,107)	$(13,149)	$1,618	$(15,331)	(7.4)
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(2,927)	$(2,801)	$(8,143)	$—	$(13,871)
Cost of services	(2,584)	(2,017)	(7,241)	—	(11,842)
Depreciation and amortization	368	(384)	(765)	(13)	(794)
Impairment of goodwill	—	(25,944)	(15,781)	—	(41,725)
General and administrative	(170)	(1,337)	(1,104)	3,772	1,161
Operating income (loss)	$(541)	$26,881	$16,748	$(3,759)	$39,329

Revenue.  Total revenue for the year ended December 31, 2009 decreased $13.9 million, or 6.7%, to $194.1 million from $208.0 million for the year ended December 31, 2008.  This decline was primarily due to volume decreases of $15.5 million and decreases in fuel surcharges of $5.3 million which were partially offset by operational price increases of $2.2 million and acquisition growth of $4.7 million.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of new regions acquired which can be analyzed individually.  Revenue in Region I decreased $2.9 million due to volume decreases of $5.3 million and decreases in fuel surcharges of $1.3 million, partially offset by price increases of $0.6 million and acquisition growth of $3.1 million.  The revenue decrease of $2.8 million in Region II was attributed to volume decreases of $3.4 million and fuel surcharge decreases of $1.9 million, partially offset by price increases of $0.9 million and acquisition growth of $1.6 million.  The Region II volume decreases were most notable in Florida and Oklahoma.  Revenue in Region III decreased $8.1 million due to volume decreases of $6.8 million and decreases in fuel surcharges of $2.1 million, partially offset by price increases of $0.8 million.  The volume decreases were primarily from Alabama, North Carolina and South Carolina as a result of general market conditions.  During 2009 we believe the weakening economy has had a significant adverse effect on our revenues, specifically the decrease in the number of active construction projects that has resulted from this downturn.  Waste generated from construction projects represents a significant revenue stream especially for roll-off collection and landfill operations.  We believe this to be the cause of a significant portion of our revenue decline.  Future changes in revenue and cost of services (discussed below) may be impacted by volume changes as a result of market conditions.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Cost of services.  Total cost of services for the year ended December 31, 2009 decreased $11.8 million, or 8.3%, to $130.3 million from $142.1 million for the year ended December 31, 2008.  Cost of services in all regions decreased mainly as a result of the decrease in revenue.  The decrease in cost of services included a $8.0 million reduction in fuel costs, decreases of $2.0 million in third party hauling and $0.8 million in lower outside repair costs.

Overall cost of services decreased to 67.1% of revenue for the year ended December 31, 2009 from 68.3% during the same period last year.  Decreases in operating costs as a percentage of revenue were primarily attributable to lower fuel prices.  Diesel fuel costs as a percentage of revenue decreased from 9.0% for the year ended December 31, 2008 to 5.5% for the year ended December 31, 2009.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2009 decreased $0.8 million, or 2.9%, to $26.4 million from $27.2 million for the year ended December 31, 2008.  The decrease in depreciation and amortization expenses can be attributed to decreased amortization corresponding with decreased landfill volume usage, partially offset by slight increases due to acquisitions and capital expenditures.

Impairment of goodwill.  We did not recognize any goodwill impairment charges for the year ended December 31, 2009.  We recognized a non-cash impairment charge of $41.7 million as of December 31, 2008 as a result of the annual impairment test.  We determined that there was impairment of goodwill due to a decline in our market capitalization and the market turmoil driven by the economic recession that became certain in 2008.  Specifically, we concluded that the fair market value of our assets was less than book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  We performed the annual impairment test and concluded that there was no impairment of goodwill in 2009.  Please see “—Critical Accounting Estimates and Assumptions—Goodwill, Intangible Assets and Other Long-Lived Assets” for more information.

General and administrative.  Total general and administrative expenses increased $1.2 million, or 9.4%, to $13.5 million for the year ended December 31, 2009 from $12.3 million for the year ended December 31, 2008.  The increase in general and administrative expenses was primarily attributable to $0.9 million in increased merger and acquisition related expenses since all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized starting in 2009.  Such increase also resulted in the increase of overall general and administrative expenses from 5.9% of revenue during the year ended December 31, 2008 to 6.9% of revenue during the year ended December 31, 2009.

The following table sets forth items below operating income (loss) in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2009		2008
Operating income (loss)	$23,998	12.4%	$(15,331)	(7.4)%
Interest expense, net	(18,052)	(9.3)	(18,560)	(8.9)
Impact of interest rate swap	(2,063)	(1.1)	(7,547)	(3.6)
Other income (expense), net	83	—	(62)	—
Income tax (provision) benefit	(2,958)	(1.5)	13,737	6.6
Accrued payment-in-kind dividend on preferred stock	(4,278)	(2.2)	(4,076)	(2.0)
Net loss available to common stockholders	$(3,270)	(1.7)%	$(31,839)	(15.3)%

Interest expense, net.  Interest expense, net for the year ended December 31, 2009 decreased $0.5 million, or 2.7%, to $18.1 million from $18.6 million for the year ended December 31, 2008.  The decrease was partially caused by lower LIBOR interest rate on the revolving credit facility and repayments of Environmental Facilities Revenue Bonds and various seller notes.  Additionally, interest expense for the year ended December 31, 2009 included $0.4 million additional amortization of deferred financing costs related to the amendment of our revolving credit agreement while interest expense for the year ended December 31, 2008 included $0.4 million amortization of remaining debt discount associated with the early repayment of Environmental Facilities Revenue Bonds.

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2009 was attributable to a $7.2 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $5.2 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the year ended December 31, 2008 consisted of a $3.2 million loss related to the realized portion of the interest rate swap and a $4.3 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Income tax (provision) benefit.  Income tax (provision) benefit for the year ended December 31, 2009 as a percentage of pre-tax income (loss) was 74.6% as compared to 33.1% for the year ended December 31, 2008.  The increase in our annual effective tax rate is primarily attributable to the increase in valuation allowance associated with state net operating loss carryforwards for the year ended December 31, 2009 as compared to the year ended December 31, 2008 and to the increase in non-deductible expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Accrued payment-in-kind dividend on preferred stock.  The $4.3 million and $4.1 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2009 and 2008, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock.”

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

General and administrative.  Total general and administrative expenses decreased by 3.4% to $12.3 million for the year ended December 31, 2008 from $12.8 million for the year ended December 31, 2007.  The decrease in general and administrative expenses was primarily attributable to decreases in payroll-related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.9% of revenue during the year ended December 31, 2007 to 5.9% of revenue during the year ended December 31, 2008.

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

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2008 was attributable to a $3.2 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $4.3 million loss related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the year ended December 31, 2007 consisted of a $0.5 million loss related to the realized portion of the interest rate swap and a $3.9 million loss related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

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

To address potential credit and liquidity issues, we consider several items.  In spite of decreased volume at many of our locations as a result of current economic conditions, our adjusted EBITDA remained steady ($51.5 million for the year ended December 31, 2009 as compared to $53.8 million for the same period in 2008).  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $95.0 million in available capacity under our current revolving credit agreement as of December 31, 2009 subject to customary covenant compliance.

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

As of December 31, 2009, we had total outstanding long-term debt of approximately $220.0 million, consisting of $150 million of senior notes, $67.5 million outstanding under our credit facilities, and approximately $2.5 million of various seller notes.  This represented an increase of $19.7 million over our total debt outstanding as of December 31, 2008.  The increase in outstanding debt since December 31, 2008 was primarily due to $18.9 million in additional borrowings under the credit facility to finance the Live Earth acquisition, the addition of a $0.9 million seller note, partially offset by the repayment of a $0.1 million seller note and repayments of equipment notes.  As of December 31, 2009, we had $67.5 million outstanding under the revolving credit facility and approximately $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $95.0 million in available capacity under the facility.  With $4.3 million cash on hand at December 31, 2009, our total capacity was approximately $99.3 million.

9.25% Senior Notes Due 2014

On July 5, 2006, we issued $150 million aggregate principal amount of 9.25% senior notes due 2014.  The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006 with the following redemption provisions:

•	Prior to June 15, 2010, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest; and

•	The notes may be callable beginning on June 15, 2010, 2011, and 2012 and thereafter at redemption prices of 104.625%, 102.313% and 100% of the principal amount plus accrued interest.

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

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limits our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the indenture.  As of December 31, 2009, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

Additionally, on July 5, 2006, we entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  The credit facility includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008 and again on February 19, 2009.  Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  The following table highlights the revised margins included in the October 2008 (Commitment Fee) and February 2009 (LIBOR Margin and Prime Margin) amendments:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	2.500	2.250	0.500
Equal to or greater than 3.0 and less than 3.5x	2.750	2.500	0.500
Equal to or greater than 3.5 and less than 4.0x	3.000	2.750	0.500
Equal to or greater than 4.0 and less than 4.5x	3.250	3.000	0.750
Equal to or greater than 4.5x	3.500	3.250	1.000

Our obligations under the credit facility are secured by the capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries.  The obligations are also guaranteed by substantially all of our operating subsidiaries.  Obligations under the credit facility are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the Credit Agreement), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

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

•
we maintain minimum Tangible Net Worth (as defined in the Credit Agreement) of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of our after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in our net worth resulting from the net cash proceeds of any future equity offerings;

In February 2010,  the definitions of “Pro Forma Adjusted EBITDA” and “Pro Forma Adjusted EBITDA Debt Service Ratio” were amended and “Consolidated Net Interest Expense” was added as a further defined term to the Credit Agreement (the “Amendment”).  The purpose of such definitional modifications and addition are as follows:

•
to exclude cash and non-cash income or expense attributable to any interest rate hedging agreement, now existing or which we enter into in the future, from the determination of our compliance with the Leverage Ratio under the terms of the Credit Agreement; and

•
to include cash income or expense (but not non-cash items) attributable to any interest rate hedging agreement that we enter into in the future from the determination of our compliance with the Pro Form Adjusted EBITDA Debt Service Ratio under the terms of the Credit Agreement.

The Amendment also provides that the applicable margin and fee schedule from the date of the Amendment until June 30, 2010, shall be at Level IV, unless our Leverage Ratio is greater than 4.50:1.00 in which case the applicable margin will be set at Level V, which applicable margins and fees are as follows:

	Base Rate	LIBOR	Letter of
Applicable Margin	Loan	Loan	Credit Fees
Level IV applicable margin	3.00	3.25	3.25
Level V applicable margin	3.25	3.50	3.50

As of December 31, 2009, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,330,246 shares of our common stock, which would represent approximately 31.6% of our outstanding common stock on a post-conversion basis as of March 1, 2010.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  After July 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 33.1% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

Other material terms of the preferred stock are as follows:

•
all dividends that would otherwise be payable through the fifth anniversary of issuance shall automatically be accelerated and paid in kind immediately prior to the occurrence of any of the following acceleration events:

•	liquidation;

•	bankruptcy;

•
closing of a public offering of common stock pursuant to an effective registration statement (except for Form S-4, solely for sales by third parties, or pursuant to Ares’ own registration rights agreement);

•	the average of the closing price of our common stock for each of 20 consecutive trading days exceeds $14.40 per share; and

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

Contractual Obligations

As of December 31, 2009, we had the following contractual obligations (in thousands).  For the year ended December 31, 2009, our cash paid for interest expense was $16.9 million.  Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt principal amount outstanding (1)	$220,075	$500	$69,575	$150,000	$—
Closure and post-closure costs (2)	185,374	—	1,801	2,571	181,002
Operating leases	4,803	1,077	1,604	685	1,437
Note payable	1,231	1,231	—	—	—
Estimated interest payments on long-term debt (3)	65,468	16,204	29,030	20,234	—
Estimated interest payments on note payable	28	28	—	—	—
Estimated payments on interest rate swap (4)	6,827	6,827	—	—	—
Total	$483,806	$25,867	$102,010	$173,490	$182,439

(1)	The long-term debt principal amount outstanding includes a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.

(2)
The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2009, without the impact of discounting and inflation.  We believe the amount and timing of these activities are reasonably estimable.  The cost in current dollars is inflated (2.5% at December 31, 2009) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2009).  Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

(3)
Estimated interest payments on fixed-rate debt including our senior notes are computed by using the fixed rates of interest on the balances of the debt according to the principal repayment schedule.  Estimated interest payments on debt with variable rates such as our credit facility are computed by using the applicable LIBOR rate plus interest margin and the balance of the debt as of the reporting date.

(4)
Estimated payments on interest rate swap are computed by using the notional amount of $150 million on the swap and the interest rate spread between 5.64% and three-month floating rate LIBOR as of the reporting date.

Other Commitments

As of December 31, 2009, we had the following other commitments (in thousands):

	Commitment Expiration By Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financial surety bonds (1)	$76,519	$76,519	$—	$—	$—
Standby letters of credit (2)	12,491	12,491	—	—	—
Total	$89,010	$89,010	$—	$—	$—

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

(2)
We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above.  As of December 31, 2009, $4.7 million had been provided to the surety bond underwriters.  We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims.  As of December 31, 2009, we had provided $7.8 million in standby letters of credit.  All of these standby letters of credit are renewed on an annual basis.  Our commitments for standby letters of credit are not recorded in our financial statements.  The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income.  However, we currently satisfy such claims from our cash flows from operations.

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

We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.  As of December 31, 2009, we had accrued approximately $2.3 million for these claims.  If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

Cash Flows

The following is a summary of our cash balances and cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash and cash equivalents at the end of the period	$4,329	$955	$1,138
Net cash provided by operating activities	$31,747	$34,294	$39,606
Net cash used in investing activities	$(46,868)	$(30,943)	$(121,013)
Net cash provided by (used in) financing activities	$18,495	$(3,534)	$30,338

Net cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 was $31.7 million, $34.3 million and $39.6 million, respectively.  The changes in cash flows from operating activities are primarily due to the changes in net income (loss), deferred taxes and the components of working capital from year to year as well as the impairment of goodwill in 2008.  Other items impacting operating cash flows include depreciation and amortization, stock-based compensation, unrealized gain or loss on interest rate swap as well as prepaid disposal usage in 2007, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $47.2 million, $37.9 million and $121.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The fluctuation is mainly caused by acquisitions over the years.  We spent substantially more on acquisitions in 2007.  In 2008, we reduced our acquisition activity in response to weakening market conditions.  Cash spent on acquisitions increased in 2009 as we completed our largest acquisition to date on December 31, 2009.  On the other hand, capital expenditures related to our existing operations remained steady in 2007 and 2008.  Such capital expenditures reduced in 2009 in anticipation of weaker markets and revenue decreases.

Net cash provided by (used in) financing activities during the years ended December 31, 2009, 2008 and 2007 was $18.5 million, $(3.5) million and $30.3 million, respectively.  Net cash provided by (used in) financing activities during the years ended December 31, 2009, 2008 and 2007 mainly includes a combination of borrowings under our revolving credit facilities, repayments of debt, payments under the common stock repurchase program which was terminated on December 18, 2008, changes in restricted cash, and financing costs associated with our credit facilities.

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

Landfill Accounting

Capitalized Landfill Costs

At December 31, 2009, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  As of December 31, 2009, no capitalized interest was included in capitalized landfill costs.  However, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to prepare them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of- production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our internal and/or third-party engineers.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of December 31, 2009, we have included 135 million cubic yards of expansion airspace with estimated development costs of approximately $96.5 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2009, 2008 and 2007:

	2009	2008	2007
Number of landfills owned	25	24	24
Landfill depletion and amortization expense (in thousands)	$9,680	$11,058	$10,483
Accretion expense (in thousands)	628	558	483
Closure and post-closure cost (in thousands)	—	—	513
	$10,308	$11,616	11,479
Airspace consumed (in thousands of cubic yards)	4,933	5,730	5,456
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.09	$2.03	$2.10

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

We assess potential impairment of our goodwill, intangible assets and other long-lived assets annually on October 31 and more frequently if there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying less likely.  If indicators of impairment were present for intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified.  The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.  Factors we consider important, that may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

Under the guidance of ASC Topic 350, the first step for the goodwill impairment test requires us to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  We estimated the fair value of our reporting units using a discounted cash flow approach.  The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  We based our projected cash flows on budgeted operating results for 2010.  For 2011 and future periods, we assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  We used an average discount rate of 9.9%, which represented our weighted average cost of capital and was evaluated by independent third parties for reasonableness.  Our reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, we allocated assets and liabilities accounted for within Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

In our discounted cash flow analysis in 2009, the estimated fair value for each of our reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.  During the goodwill impairment test in 2008, we made an impairment adjustment of $41.7 million as the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.

As a test of the reasonableness of the estimated fair values for our reporting units, we compared the fair value of our reporting units under the discounted cash flow approach less outstanding debt (implied fair value of equity) to our market capitalization as of the measurement date.  We compared the implied fair value of our equity to our market capitalization noting that the implied fair value of equity exceeded the market capitalization.  We considered the excess amount of implied fair value over market capitalization to be a control premium.  A control premium represents the ability of an acquirer to control the operations of the business.  The control premium determined as of the measurement date appeared reasonable as it is consistent with historical control premium levels observed in acquisitions of controlling interests in publicly-traded companies.  We will continue to monitor our market capitalization and expectations of future cash flows and will perform additional interim impairment testing if deemed necessary.

Allocation of Acquisition Purchase Price

A summary of our accounting policies for acquisitions is as follows:

•
Acquisition purchase price is allocated to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  We accrue the fair value of the payment of contingent purchase price, which takes into consideration the probability of the events surrounding the contingency.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009 and supersedes all existing non-SEC accounting and reporting standards.  As a result, this report on Form 10-K and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued a pronouncement which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This pronouncement is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of this pronouncement is not expected to have any impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued a pronouncement regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity in order to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This pronouncement is effective for fiscal years beginning after November 15, 2009 and earlier adoption is prohibited.  The adoption of this pronouncement is not expected to have any impact on our financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.”  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available.  ASU 2009-05 is effective for the Company on October 1, 2009.  The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.”  This update amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact of ASU 2009-13 on our financial position, results of operations or cash flows.

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

Our business is subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements.  These include, but are not limited to, the following:

•
current U.S. economic conditions and the related decline in construction activity, as well as any future downturns, has reduced and may continue to reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows;

•	increases in the costs of fuel could reduce our operating margins;

•	changes in interest rates may affect our profitability;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	increases in the costs of disposal, labor and insurance could reduce our operating margins;

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

Our future financial performance may also depend on our ability to pursue acquisitions, which will be subject to many risks and uncertainties including, but not limited to, the following:

•
on December 31, 2009, we consummated the acquisition of the Live Earth Companies with cash and the issuance of our common stock.  The acquisition of the Live Earth Companies is subject to various risks;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  This interest rate swap expires on November 1, 2010.  At December 31, 2009, the related floating rate was 0.25%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the year ended December 31, 2009, the net difference between the fixed amount we paid and the floating amount we received was $7.2 million.  Considering the rates in effect at December 31, 2009, the impact of the swap agreement is estimated to result in a $6.8 million loss related to the realized portion of the interest rate swap over the next 12 months.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of December 31, 2009 and 2008, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $82.5 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $0.8 million annually while a 100 basis point decrease in interest rates would result in $0.8 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.  Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.”  The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2009 (dollars in thousands):

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter	Total
Debt:
Senior notes	$—	$—	$—	$—	$150,000	$—	$150,000
Average interest rate (a)
Revolving credit agreement	$—	$67,500	$—	$—	$—	$—	$67,500
Average interest rate (b)
Other borrowings	$500	$500	$1,575	$—	$—	$—	$2,575
Average interest rate	10.0%	10.0%	5.5%	—	—	—	7.25%
Note payable	$1,231	$—	$—	$—	$—	$—	$1,231
Average interest rate	5.5%	—	—	—	—	—	5.5%

(a)	The interest rate of our senior notes is 9.25% as stipulated by the indenture.

(b)
Borrowings under the revolving credit agreement bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate.  The applicable margin is determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  As of December 31, 2009, the interest rate in effect for the revolving credit agreement was 3.2%.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of December 31, 2009, the fair value of these notes, based on quoted market prices, was the same as the carrying amount of $150 million.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCA Waste Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited WCA Waste Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  WCA Waste Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WCA Waste Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 8, 2010

WCA WASTE CORPORATION

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,329	$955
Accounts receivable, net of allowance for doubtful accounts of $318 and $1,173	21,767	24,956
Deferred tax assets	1,452	3,354
Prepaid expenses and other	4,575	2,108
Total current assets	32,123	31,373

Property and equipment, net	320,724	276,483
Goodwill, net	65,318	64,580
Intangible assets, net	7,051	7,486
Deferred financing costs, net	3,628	4,654
Deferred tax assets	2,385	2,992
Other assets	145	390
Total assets	$431,374	$387,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,013	$9,830
Accrued liabilities and other	17,290	17,275
Interest rate swap	6,489	6,379
Note payable	1,231	123
Current maturities of long-term debt	500	64
Total current liabilities	35,523	33,671

Long-term debt, less current maturities and discount	219,516	200,295
Interest rate swap	—	5,278
Accrued closure and post-closure liabilities	13,993	7,398
Other long-term liabilities	1,813	1,813
Total liabilities	270,845	248,455

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 870 shares and 828 shares, respectively (liquidation preference $96,006)	9	8
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 21,121 shares and 17,399 shares	211	174
Treasury stock	(5,322)	(5,322)
Additional paid-in capital	193,821	172,788
Contingent considerations	3,225	—
Retained earnings (deficit)	(31,415)	(28,145)
Total stockholders’ equity	160,529	139,503
Total liabilities and stockholders’ equity	$431,374	$387,958

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenue	$194,138	$208,009	$184,940
Expenses:
Cost of services	130,287	142,129	121,853
Depreciation and amortization	26,357	27,151	24,234
Impairment of goodwill	—	41,725	—
General and administrative (including stock-based compensation of $1,737, $2,212 and $1,977, respectively)	13,496	12,335	12,768
	170,140	223,340	158,855
Operating income (loss)	23,998	(15,331)	26,085

Other income (expense):
Interest expense, net	(18,052)	(18,560)	(16,765)
Impact of interest rate swap	(2,063)	(7,547)	(4,442)
Other income (expense), net	83	(62)	387
	(20,032)	(26,169)	(20,820)

Income (loss) before income taxes	3,966	(41,500)	5,265
Income tax (provision) benefit	(2,958)	13,737	(2,343)
Net income (loss)	1,008	(27,763)	2,922
Accrued payment-in-kind dividend on preferred stock	(4,278)	(4,076)	(3,876)
Net loss available to common stockholders	$(3,270)	$(31,839)	$(954)

Net loss available to common stockholders:
Earnings per share – basic	$(0.21)	$(1.96)	$(0.06)

Earnings per share – diluted	$(0.21)	$(1.96)	$(0.06)

Weighted average shares outstanding — basic	15,824	16,257	16,460

Weighted average shares outstanding — diluted	15,824	16,257	16,460

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)

							Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	750	$8	16,859	$169	18	$(174)	$161,316	$—	$6,460	$167,779
Cumulative effect of change in accounting principle (ASC Topic 740)	—	—	—	—	—	—	—	—	(1,812)	(1,812)
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	3,876	—	(3,876)	—
Issuance of preferred stock	55	—	—	—	—	—	—	—	—	—
Restricted shares withheld	—	—	(37)	—	—	—	(285)	—	—	(285)
Equity transaction costs	—	—	—	—	—	—	(5)	—	—	(5)
Issuance of restricted shares to employees and directors	—	—	261	2	—	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,765	—	—	1,765
Net income	—	—	—	—	—	—	—	—	2,922	2,922
Balance, December 31, 2007	805	$8	17,083	$171	18	$(174)	$166,665	$—	$3,694	$170,364
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,076	—	(4,076)	—
Issuance of preferred stock	23	—	—	—	—	—	—	—	—	—
Restricted shares withheld	—	—	(53)	(1)	—	—	(345)	—	—	(346)
Issuance of restricted shares to employees and directors	—	—	351	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	2,396	—	—	2,396
Common stock repurchased under repurchase program	—	—	(1,056)	—	1,056	(5,148)	—	—	—	(5,148)
Net loss	—	—	—	—	—	—	—	—	(27,763)	(27,763)
Balance, December 31, 2008	828	$8	16,325	$174	1,074	$(5,322)	$172,788	$—	$(28,145)	$139,503
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,278	—	(4,278)	—
Issuance of preferred stock	42	1	—	—	—	—	(1)	—	—	—
Issuance of common shares and earn-out shares grants	—	—	3,555	35	—	—	15,253	3,225	—	18,513
Restricted shares withheld	—	—	(73)	(1)	—	—	(174)	—	—	(175)
Issuance of restricted shares to employees and directors	—	—	240	3	—	—	(3)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,680	—	—	1,680
Net income	—	—	—	—	—	—	—	—	1,008	1,008
Balance, December 31, 2009	870	$9	20,047	$211	1,074	$(5,322)	$193,821	$3,225	$(31,415)	$160,529

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,008	$(27,763)	$2,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,357	27,151	24,234
Impairment of goodwill	—	41,725	—
Non-cash compensation charge	1,737	2,212	1,977
Amortization of deferred financing costs and debt discount	1,247	1,303	897
Deferred tax provision (benefit)	2,416	(14,339)	1,749
Accretion expense for closure and post-closure obligations	628	558	483
Gain on sale of assets	(86)	(178)	(387)
Net loss on early disposition of notes receivable/payable	—	221	—
Unrealized (gain) loss on interest rate swap	(5,168)	4,316	3,948
Prepaid disposal usage	—	—	1,037
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	6,657	(2,196)	(3,302)
Prepaid expenses and other	(2,570)	(287)	(1,851)
Accounts payable and other liabilities	(479)	1,571	7,899
Net cash provided by operating activities	31,747	34,294	39,606
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(23,375)	(8,144)	(92,835)
Proceeds from sale of fixed assets	334	477	376
Principal of note receivable	—	304	—
Proceeds from disposition of note receivable	—	6,225	—
Cost incurred on possible acquisitions	—	—	(71)
Capital expenditures	(23,827)	(29,805)	(28,483)
Net cash used in investing activities	(46,868)	(30,943)	(121,013)
Cash flows from financing activities:
Principal payments on long-term debt	(167)	(16,130)	(931)
Net change in revolving line of credit	18,883	17,340	31,277
Payments under common stock repurchase program	—	(5,148)	—
Decrease in restricted cash	—	1,339	9
Equity transaction costs	—	—	(5)
Deferred financing costs	(221)	(935)	(12)
Net cash provided by (used in) financing activities	18,495	(3,534)	30,338
Net change in cash and cash equivalents	3,374	(183)	(51,069)
Cash and cash equivalents at beginning of period	955	1,138	52,207
Cash and cash equivalents at end of period	$4,329	$955	$1,138

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Supplemental cash flow information:
Cash paid during the year for:
Interest	$16,914	$17,797	$16,903
Taxes	509	355	105

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	3,135	305	4,721
Acquisitions of operations, net of divestitures:
Accounts receivable	3,514	(186)	2,479
Prepaid expenses and other	167	(25)	(1,265)
Long-term note receivable, including current maturities	—	—	7,200
Property and equipment, net	44,507	3,405	55,201
Goodwill	738	4,193	28,566
Intangible assets	408	948	2,944
Debt and liabilities issued or assumed, net of debt discount	2,243	191	665
Long-term debt	859	—	1,575
Accrued closure post-closure liabilities	4,344	—	50
Common stock	35	—	—
Additional paid-in capital	15,253	—	—
Contingent considerations	3,225	—	—

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements
(dollars in thousands unless otherwise indicated)

(1)  Organization and Summary of Significant Accounting

(a) Business

WCA Waste Corporation (WCA or the Company) is an integrated company engaged in the collection, transfer, processing and disposal of non-hazardous solid waste.  The Company currently provides services to customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.

(b) Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for annual reports on Form 10-K.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

 (f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2009, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2009.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2009, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2006	$132,799	$3,751
Capital expenditures	9,198	—
Acquisition of landfill and other adjustments	43,393	(466)
Amortization expense	(10,483)	—
Obligations incurred and capitalized	453	453
Revisions to estimates of closure and post-closure activities	2,339	2,339
Interest accretion	—	483
December 31, 2007	$177,699	$6,560
Capital expenditures	12,657	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(11,058)	—
Obligations incurred and capitalized	516	516
Revisions to estimates of closure and post-closure activities	(236)	(236)
Interest accretion	—	558
December 31, 2008	$179,588	$7,398
Capital expenditures	18,320	—
Acquisition of landfill and other adjustments	28,401	4,344
Amortization expense	(9,680)	—
Obligations incurred and capitalized	414	414
Revisions to estimates of closure and post-closure activities	1,209	1,209
Interest accretion	—	628
December 31, 2009	$218,252	$13,993

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	December 31,
	2009	2008	2007
Recorded amounts:
Current portion	$—	$—	$—
Noncurrent portion	13,993	7,398	6,560
Total recorded	$13,993	$7,398	$6,560

The Company’s total anticipated cost for closure and post-closure activities is $185.4 million, as measured in current dollars.  The recorded liabilities as of December 31, 2009 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value.  The Company believes the amount and timing of these activities are reasonably estimable.  Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2010	2011	2012	2013	2014	Thereafter
$—	$—	$1,801	$182	$2,389	$181,002

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2009, 2008 and 2007) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2009, 2008 and 2007).  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability, the amount recorded would have been $39.4 million, $29.6 million and $26.9 million at December 31, 2009, 2008 and 2007, respectively.

The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology

Definitions:
Closure
Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2009, 2008 and 2007).
Cost Estimates:
Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 2.5% for 2009, 2008 and 2007.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure
The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed.  Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2009, 2008 and 2007).

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

The Company accrues the fair value of the payment of contingent purchase price, which takes into consideration the probability of the events surrounding the contingency.  Contingent purchase price related to landfills is allocated to landfill airspace and contingent purchase price for acquisitions other than landfills is allocated to the assets purchased and then to goodwill to the extent that the purchase price exceeds the fair value of the assets acquired.  At December 31, 2009, the Company recorded approximately $3.2 million of contingent consideration related to the fair value of 2,000,000 shares of the Company’s common stock that are issuable pursuant to certain earn-out provisions in the Live Earth acquisition agreement.

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

(j) Costs Incurred on Possible Acquisitions

In the past, costs incurred on possible acquisitions were capitalized as incurred and consisted primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process, and nonrefundable down payments.  Upon consummation of an acquisition accounted for as a purchase, deferred costs were capitalized as part of the purchase price.  Capitalized costs were reviewed for reasonableness on a periodic basis, and costs that management believed related to transactions that would not be consummated were charged to expense.  During 2007 and 2008, the Company expensed $44 and $115, respectively, of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations.  In accordance with ASC Topic 805, starting in 2009 all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the acquisition costs.  The Company expensed $1.0 million of such costs during 2009.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method.  During 2009, 2008 and 2007, the Company expensed $1,246, $896 and $844, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations.

(l) Interest Expense

Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, offset by interest income earned on the Company’s cash balances.  For the years ended December 31, 2009, 2008 and 2007, interest expense consists of the following (in thousands):

	2009	2008	2007
Note payable and long-term debt	$16,837	$17,616	$16,940
Amortization of deferred financing costs	1,246	896	844
Amortization of debt discount	—	406	53
	18,083	18,918	17,837
Less interest income	31	358	1,072
Interest expense, net	$18,052	$18,560	$16,765

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

Income taxes have been calculated in accordance with ASC Topic 740.  All tax amounts have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Income taxes payable are included with accrued liabilities on the Company’s balance sheets.  See note 5 “Certain Balance Sheet Accounts” for detail of accrued liabilities.  Tax positions measured and recognized in accordance with guidance issued by the FASB in 2006 (“Accounting for Uncertainty in Income Taxes”) are recorded in other long-term liabilities on the Company’s balance sheets.

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

(o) Revenue Recognition and Accounts Receivable

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

The Company’s receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.  Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

(p) Derivative Financial Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC Topic 815, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  For the years ended December 31, 2009, 2008 and 2007, the Company recorded $7.2 million, $3.2 million and $0.5 million, respectively, of realized loss as well as $(5.2) million, $4.3 million and $3.9 million, respectively, of unrealized (gain) loss related to the interest rate swap in the consolidated statement of operations.  This interest rate swap expires on November 1, 2010.

 (q) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value.

As of December 31, 2009, the fair value of the Company’s 9.25% senior notes, based on quoted market prices (Level 1), was the same as the carrying amount of $150 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis as of December 31, 2009.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$6,489	$—	$6,489
Total liabilities	$—	$6,489	$—	$6,489

(r) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

(s) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2009, 2008 and 2007, no single group or customer represents greater than 10% of total accounts receivable.

 (t) Segment Information

The Company’s revenue is derived from one industry segment, which includes collection, transfer and disposal of non-hazardous solid waste in the United States.  Operating segments (regions) are determined by the reporting structure and the vertical integration of the related operations.  The four regional managers report to the Company’s chief operating officer and the Company’s financial performance is evaluated based on the regional managers’ responsibilities.  See note 12 “Segment Reporting” for geographic information relating to the Company’s operations.

(u) Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009 and supersedes all existing non-SEC accounting and reporting standards.  As a result, this annual report on Form 10-K and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Contingent Liabilities.  The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with ASC Topic 450.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(3)  Acquisitions

On December 31, 2009, the Company consummated the acquisition of the operating subsidiaries of Live Earth, LLC (collectively, the “Live Earth Companies”), which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies, including the Sunny Farms Landfill, the Champion City Recovery Transfer Station and the related rail haul assets providing transfer of waste from the east coast to the Sunny Farms Landfill by rail.  Total consideration for this acquisition included $19.7 million of cash, 3,555,556 shares of the Company’s common stock valued at $15.3 million, and 2,000,000 contingent earn-out shares valued at $3.2 million on the acquisition date.

During 2009, the Company completed three acquisitions including the Live Earth acquisition.  Total consideration for these transactions included $22.9 million of cash, 3,555,556 shares of the Company’s common stock valued at $15.3 million, 2,000,000 contingent earn-out shares valued at $3.2 million on the acquisition date, and a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011, respectively.  These acquisitions resulted in the addition of one landfill, one transfer station and some tuck-in operations.

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

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, net of divestitures, has been allocated as follows (in thousands):

	2009	2008	2007
Accounts receivable	$3,514	$(186)	$2,479
Prepaid expenses and other	167	—	5
Property and equipment, net	44,507	3,406	55,201
Goodwill	738	4,193	28,566
Intangible assets	408	947	2,944
Accounts payable and accrued liabilities	(6,587)	(191)	(715)
	$42,747	$8,169	$88,480

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table above reflected $425 of purchase price adjustments in 2009 relating to the 2008 acquisitions.  In 2008, $20 of purchase price adjustments were related to the 2007 acquisitions.  In 2007, $39 of purchase price adjustments were associated with the 2006 acquisitions.

In connection with a certain prior acquisition, the Company acquired prepaid disposal rights at certain of the seller’s landfills.  These rights expire at the earlier of September 2010 or the usage of two million cubic yards.  The Company can utilize these rights to dispose of waste at the specified landfills.  The prepaid disposal rights were fully utilized in 2007.  During the year ended December 31, 2007, the Company utilized $428 of prepaid disposal rights, which is included as a cost of service in the related statements of operations.

The Company also paid $1,000 to acquire prepaid disposal rights at a landfill during the year ended December 31, 2007. At the time the Company acquired the landfill in 2007, prepaid disposal rights of $1,270 were utilized as part of the consideration given.

(4)  Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$1,008	$(27,763)	$2,922
Accrued payment-in-kind dividend on preferred stock	(4,278)	(4,076)	(3,876)
Net loss available to common stockholders	$(3,270)	$(31,839)	$(954)

Denominator:
Weighted average basic shares outstanding	15,824	16,257	16,460
Weighted average diluted shares outstanding	15,824	16,257	16,460

Earnings (loss) per share:
Basic	$(0.21)	$(1.96)	$(0.06)
Diluted	$(0.21)	$(1.96)	$(0.06)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	525	576	621
Restricted shares	638	687	594
Convertible preferred stock	9,074	8,637	8,221
Convertible debt	154	790	674
	10,391	10,690	10,110

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(5)  Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balance, beginning of year	$1,173	$1,498	$540
Amounts charged to expense	829	827	1,213
Amounts written off, net of amounts recovered	(1,684)	(1,152)	(255)
Balance, end of year	$318	$1,173	$1,498

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Prepaid insurance premiums	$1,978	$177
Prefunded insurance claims	285	224
Other	2,312	1,707
	$4,575	$2,108

Property and Equipment

Property and equipment consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Land and landfills	$306,329	$252,693
Vehicles and equipment	94,263	86,383
Containers	35,772	34,181
Buildings and improvements	16,985	11,339
Computers and software	1,606	1,602
Furniture and fixtures	1,055	989
	456,010	387,187
Less accumulated depreciation and amortization	135,286	110,704
	$320,724	$276,483

Accrued Liabilities and Other

Accrued liabilities and other consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Accrued insurance claims	$2,841	$3,407
Accrued payroll costs	3,493	3,184
Deferred revenue	4,994	5,416
Accrued taxes	1,258	2,142
Accrued interest	2,819	1,563
Other	1,885	1,563
	$17,290	$17,275

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(6)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2007	$102,112
Acquisitions	4,193
Impairment	(41,725)
Balance, December 31, 2008	$64,580
Acquisitions	738
Balance, December 31, 2009	$65,318

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

Under the guidance of ASC Topic 350, the first step for the goodwill impairment test requires the Company to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  The Company estimated the fair value of its reporting units using a discounted cash flow approach.  The key assumptions the Company used in preparing its discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  The Company based its projected cash flows on budgeted operating results for 2010.  For 2011 and future periods, the Company assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  The Company used an average discount rate of 9.9%, which represented its weighted average cost of capital and was evaluated by independent third parties for reasonableness.  The Company’s reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, the Company allocated assets and liabilities accounted for within its Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In the Company’s discounted cash flow analysis in 2007 and 2009, the estimated fair value for each of its reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.  During the fourth quarter of 2008, as the Company performed the annual impairment assessment of goodwill, there was a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions, as well as, worsening conditions in the overall economy.  Based on the first step analysis, the Company concluded that the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  After performing the second step, the Company determined that an impairment adjustment of $41.7 million was appropriate based on the differences between the implied fair value and the carrying value of the goodwill.

As a test of the reasonableness of the estimated fair values for its reporting units, the Company compared the fair value of its reporting units under the discounted cash flow approach less outstanding debt (implied fair value of equity) to its market capitalization as of the measurement date.  The Company compared the implied fair value of its equity to its market capitalization noting that the implied fair value of equity exceeded the market capitalization.  The Company considered the excess amount of implied fair value over market capitalization to be a control premium.  A control premium represents the ability of an acquirer to control the operations of the business.  The control premium determined as of the measurement date appeared reasonable as it is consistent with historical control premium levels observed in acquisitions of controlling interests in publicly-traded companies.   The Company will continue to monitor its market capitalization and expectations of future cash flows and will perform additional interim impairment testing if deemed necessary.

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2009 and 2008 (in thousands):

	Customer Contracts and Customer Lists	Covenants Not-to-Compete	Total
December 31, 2009
Intangible assets	$8,461	$1,296	$9,757
Less accumulated amortization	2,059	647	2,706
	$6,402	$649	$7,051
December 31, 2008
Intangible assets	$8,131	$1,218	$9,349
Less accumulated amortization	1,454	409	1,863
	$6,677	$809	$7,486

Amortization expense for these intangible assets was approximately $843, $733 and $558 for 2009, 2008 and 2007, respectively.  The intangible asset amortization expense estimated as of December 31, 2009, for the five years following 2009 is as follows (in thousands):

2010	2011	2012	2013	2014
$853	$835	$753	$677	$567

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Senior notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving credit facility with financial institutions, variable interest rate based on LIBOR plus a margin (3.24% and 6.25% at December 31, 2009 and 2008, respectively)	67,500	48,617
Notes payable to banks and financial institutions, payable monthly through August 2009, weighted average interest rate of 6.77% at December 31, 2008	—	39
Note payable, with interest rate of 5%, due in January 2010, paid in 2009	—	128
Seller note, with two installments of $500 due on January 15, 2010 and 2011	941	—
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	220,016	200,359
Less current maturities	500	64
	$219,516	$200,295

The Company has a $175 million revolving credit facility.  As of December 31, 2009, there were $67.5 million outstanding under the credit facility and $12.5 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $95.0 million in available capacity under the revolving credit facility.  See further discussions under Bank Credit Facility below.

9.25% Senior Notes Due 2014

On July 5, 2006, the Company issued $150 million aggregate principal amount of 9.25% senior notes due June 15, 2014.  The senior notes pay interest semi-annually on June 15 and December 15, commencing December 15, 2006, with the following redemption provisions:

•	Prior to June 15, 2010, the Company may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest; and

•	The notes may be callable beginning on June 15 of 2010, 2011, and 2012 and thereafter at redemption prices of 104.625%, 102.313% and 100% of the principal amount plus accrued interest.

The senior notes were issued under an indenture between the Company and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other provisions, limits the Company’s ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing the Company to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the indenture.

The senior notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of December 31, 2009.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Bank Credit Facility

Additionally, on July 5, 2006, the Company entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  The credit facility includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008 and again on February 19, 2009.  Applicable fees and margins are determined based on the Company’s leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  The following table highlights the revised margins included in the October 2008 (Commitment Fee) and February 2009 (LIBOR Margin and Prime Margin) amendments:

	LIBOR	Prime	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 3.0x	2.500	2.250	0.500
Equal to or greater than 3.0 and less than 3.5x	2.750	2.500	0.500
Equal to or greater than 3.5 and less than 4.0x	3.000	2.750	0.500
Equal to or greater than 4.0 and less than 4.5x	3.250	3.000	0.750
Equal to or greater than 4.5x	3.500	3.250	1.000

The Company’s obligations under the credit facility are secured by the capital stock of its subsidiaries and all tangible (including real estate) and intangible assets belonging to the Company and its subsidiaries.  The obligations are also guaranteed by substantially all of the Company’s operating subsidiaries.  Obligations under the credit facility are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the Credit Agreement), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  In the February 2009 amendment to the credit facility, the requirement that the Company maintain an Adjusted EBIT Debt Service Ratio (as defined in the Credit Agreement), until maturity, of not less than 1.25 to 1.00, was eliminated in favor of a requirement that the Company maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) of not less than 2.25 to 1.00 until maturity.  The Pro Forma Adjusted EBITDA Debt Service Ratio is determined on a trailing 12 month basis.  In addition, the February 2009 amendment (i) reduced the maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) from 3.00 to 1.00 to 2.50 to 1.00, (ii) imposed a restriction that the Company cannot make any maintenance capital expenditures exceeding 15% of its consolidated total revenue as calculated at the end of a fiscal year and (iii) replaced the prior minimum net worth covenant with a minimum tangible net worth covenant.  The Company is required to maintain minimum tangible net worth of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of its after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in its net worth resulting from the net cash proceeds of any future equity offerings.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In February 2010, the definitions of “Pro Forma Adjusted EBITDA” and “Pro Forma Adjusted EBITDA Debt Service Ratio” were amended and “Consolidated Net Interest Expense” was added as a further defined term to the Credit Agreement (the “Amendment”).  The purpose of such definitional modifications and addition are as follows:

•
to exclude cash and non-cash income or expense attributable to any interest rate hedging agreement, now existing or which the Company enters into in the future, from the determination of the Company’s compliance with the Leverage Ratio under the terms of the Credit Agreement; and

•
to include cash income or expense (but not non-cash items) attributable to any interest rate hedging agreement that the Company enters into in the future from the determination of the Company’s compliance with the Pro Form Adjusted EBITDA Debt Service Ratio under the terms of the Credit Agreement.

The Amendment also provides that the applicable margin and fee schedule from the date of the Amendment until June 30, 2010, shall be at Level IV, unless the Company’s Leverage Ratio is greater than 4.50:1.00 in which case the applicable margin will be set at Level V, which applicable margins and fees are as follows:

	Base Rate	LIBOR	Letter of
Applicable Margin	Loan	Loan	Credit Fees
Level IV applicable margin	3.00	3.25	3.25
Level V applicable margin	3.25	3.50	3.50

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

Other Debt Instruments

In connection with one acquisition in 2009, the Company issued a seller note valued at $0.9 million with two future payments of $0.5 million due on January 15, 2010 and 2011.

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

The Company has entered into interest rate swap agreements from time to time.  On July 7, 2006, the Company entered into a $150 million swap agreement effective July 11, 2006 where the Company pays 5.64% fixed and receives three-month LIBOR floating interest.  This interest rate swap expires on November 1, 2010.  See note 1(p) “Derivative Financial Instruments” for further discussion of the accounting for and valuation of this interest rate swap agreement.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The aggregate payments of long-term debt outstanding at December 31, 2009 are as follows (in thousands):

2010	$500
2011	68,000
2012	1,575
2013	—
2014	150,000
Thereafter	—
$220,075

(8)  Note Payable

In December of 2009, the Company issued a note payable for $1,619 to a financial institution to fund the payments of general insurance premiums.  The note bears interest at 5.5% and principal and interest are payable monthly through October 1, 2010.

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

Stock-based Compensation

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of December 31, 2009, there were approximately 493,000 remaining shares authorized for issuance.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Additionally during 2009, 2008 and 2007, approximately 313,000, 388,000 and 287,000 restricted shares of the common stock of the Company were granted to certain directors, officers and key employees with an aggregate market value of $939, $2,477 and $2,289 on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.  During the years ended December 31, 2009, 2008 and 2007, $1,653, $2,182 and $1,765 of stock compensation expense related to these restricted shares was recognized.  As of December 31, 2009, the unrecognized compensation expense associated with restricted shares was $1,839 and will be recognized over an average period of 1.93 years.

The following table reflects the restricted share activity for the Company during 2009, 2008 and 2007 (in thousands):

	2009			2008			2007
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	687	$6.93		594	$7.85		478	$7.84
Granted	313	3.00		388	6.38		287	7.97
Vested	(289)	6.87		(258)	8.21		(145)	8.09
Forfeited	(73)	6.26		(37)	6.97		(26)	7.57
Unvested at end of year	638	$5.10	1.93	687	$6.93	2.62	594	$7.85	3.31

The following table reflects the option activity for the Company during 2009, 2008 and 2007 (in thousands, except per share data):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	576	$9.52	621	$9.51	634	$9.52
Grants	—	—	—	—	—	—
Forfeitures	(51)	9.50	(45)	9.50	(13)	9.80
Outstanding at end of year	525	$9.52	576	$9.52	621	$9.51

The following table summarizes information about the stock options outstanding at December 31, 2009 (in thousands, except per share data):

	Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
9.50	514	$9.50	4.5
10.28 – 10.39	11	10.34	5.0
	525	$9.52	4.5

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2009, there was no intrinsic value as of December 31, 2009.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Other

On December 31, 2009, the Company issued 3,555,556 shares of its common stock valued at $15.3 million and granted 2,000,000 contingent earn-out shares valued at $3.2 million in connection with the Live Earth acquisition.  The fair value of the earn-out shares on the acquisition date was recorded as Contingent Considerations within Stockholders’ Equity on the Company’s balance sheet as of December 31, 2009.

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

(10)  Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees.  Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company.  Salary deferrals are 100% vested at all times.  Matching contributions to the plan for the years ended December 31, 2009, 2008 and 2007 totaled $288, $402 and $370, respectively.

(11)  Income Taxes

The Company’s (provision) benefit for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting income (loss), adjusted for permanent book-tax differences.  The Company’s federal and state income tax (provision) benefit attributable to pre-tax income (loss) for the periods reported consist of the following (in thousands):

	2009	2008	2007
Current:
Federal	$—	$(93)	$(196)
State	(542)	(509)	(398)
Deferred:
Federal	(1,616)	14,313	(1,791)
State	(800)	26	42
Income tax (provision) benefit	$(2,958)	$13,737	$(2,343)

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

At December 31, 2009 and 2008, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Deferred tax assets:
Federal net operating loss carryforward	$13,506	$7,746
State net operating loss carryforward	6,717	5,142
Other	3,444	7,312
Alternative minimum tax	335	428
Deferred tax assets before valuation allowance	24,002	20,628
Valuation allowance	(7,647)	(6,221)
Deferred tax assets after valuation allowance	16,355	14,407
Deferred tax liabilities:
Excess of book basis over tax basis of property	(13,379)	(8,553)
Prepaid expenses	(378)	(419)
Other	1,239	911
Deferred tax liabilities	(12,518)	(8,061)
Net deferred tax assets	$3,837	$6,346

At December 31, 2009, the Company had a federal net operating loss carryforward (NOL) of approximately $38.6 million which, if not utilized, will begin to expire in 2022.  Additionally the Company has state NOLs of approximately $164.8 million which, if not utilized, will expire beginning in 2009.  The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited.  Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOLs.  The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $7,647 and $6,221, respectively.  The change in the total valuation allowance for the years ended December 31, 2009, 2008 and 2007 was a net increase of $1,426, $2,905 and $692, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In June 2006, the FASB issued a pronouncement (“Accounting for Uncertainty in Income Taxes”) which is included in ASC Topic 740.  This pronouncement prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The pronouncement is effective for fiscal years beginning after December 15, 2006.  The Company is required to record the impact of its adoption as an adjustment to the January 1, 2007, beginning balance of retained earnings rather than the consolidated statement of operations.

As a result of the implementation in 2007, the Company recorded approximately $1,812 in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$1,813
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Additions for tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2009	$1,813

Included in the balance of unrecognized tax benefits as of December 31, 2009, was $1,813 of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the year ended December 31, 2009, the Company accrued approximately $3 of gross interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $26 in the balance of unrecognized tax benefits for a tax position related to prior years.

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

The table below reconciles the Company’s statutory income tax (provision) benefit attributable to pre-tax income (loss) to its effective income tax (provision) benefit at December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Statutory federal tax (provision) benefit	$(1,388)	$14,525	$(1,843)
State income tax (provision) benefit, net of federal tax (provision) benefit	554	2,592	460
Adjustment to valuation allowance	(1,426)	(2,905)	(692)
Nondeductible expenses and other	(695)	(469)	(267)
FIN 48 interest and penalties	(3)	(6)	(1)
Effective tax (provision) benefit	$(2,958)	$13,737	$(2,343)

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(12)  Segment Reporting

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Collection:
Residential	$55,086	$50,433	$41,647
Commercial	25,082	21,607	19,069
Roll-off	45,763	57,756	53,501
Total collection	125,931	129,796	114,217
Disposal	68,831	75,456	70,797
Less intercompany	25,109	29,527	26,994
Disposal, net	43,722	45,929	43,803
Transfer and other	35,924	46,413	40,986
Less intercompany	11,439	14,129	14,066
Transfer and other, net	24,485	32,284	26,920
Total revenue	$194,138	$208,009	$184,940

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Region I	Region II	Region III	Region IV (1)	Corporate	Total
Year ended December 31, 2009:
Revenue	$50,846	$101,749	$41,543	$—	$—	$194,138
Depreciation and amortization	5,783	12,811	7,276	—	487	26,357
Operating income (loss)	5,766	16,774	3,599	—	(2,141)	23,998
Total assets	81,983	176,913	101,304	45,122	26,052	431,374
Goodwill	25,367	18,648	21,303	—	—	65,318
Capital expenditures	5,780	15,391	2,625	—	31	23,827
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$—	$208,009
Depreciation and amortization	5,415	13,195	8,041	—	500	27,151
Impairment of goodwill	—	25,944	15,781	—	—	41,725
Operating income (loss)	6,307	(10,107)	(13,149)	—	1,618	(15,331)
Total assets	83,420	173,609	106,303	—	24,626	387,958
Goodwill	25,277	18,000	21,303	—	—	64,580
Capital expenditures	6,552	16,020	6,370	—	359	29,301
Year ended December 31, 2007:
Revenue	$52,543	$84,917	$47,480	$—	$—	$184,940
Depreciation and amortization	5,261	11,079	7,460	—	434	24,234
Operating income (loss)	8,297	14,325	4,585	—	(1,122)	26,085
Capital expenditures	6,891	13,800	7,757	—	710	29,158

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

(1) Assets in Region IV were acquired on December 31, 2009.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(13)  Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms.  Lease expense aggregated $2,132, $2,028 and $1,265 during 2009, 2008 and 2007, respectively.  The long-term, non-cancelable rental obligations as of December 31, 2007 are due in the following years (in thousands):

2010	$1,077
2011	906
2012	698
2013	388
2014	297
2015 and thereafter	1,437
$4,803

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts.  Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2009 aggregated approximately $76.5 million.

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

The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  As of December 31, 2009, the Company was not aware of any significant environmental liabilities.

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

(14)  Related-Party Transactions

The Company reimburses its outside board members for expenses incurred in connection with their service as directors.  Total payments of $1, $10 and $2 were made during 2009, 2008 and 2007, respectively, for such reimbursements.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(15)  Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2009 and 2008 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2009:
Revenue	$48,190	$50,174	$49,546	$46,228	$194,138
Operating income	6,471	6,745	6,986	3,796	23,998
Net loss available to common stockholders	(490)	(229)	(250)	(2,301)	(3,270)
Basic earnings (loss) per share	$(0.03)	$(0.01)	$(0.02)	$(0.14)	$(0.21)
Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(0.02)	$(0.14)	$(0.21)
2008:
Revenue	$48,837	$52,746	$52,782	$53,644	$208,009
Operating income (loss)	5,055	6,551	6,965	(33,902)	(15,331)
Net income (loss) available to common stockholders	(3,357)	1,865	(305)	(30,042)	(31,839)
Basic earnings (loss) per share	$(0.20)	$0.11	$(0.02)	$(1.91)	$(1.96)
Diluted earnings (loss) per share	$(0.20)	$0.11	$(0.02)	$(1.91)	$(1.96)

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

(16)  Subsequent Events

On February 17, 2010, the Company, Comerica Bank, in its capacity as administrative agent, and certain other lenders, entered into the February 2010 Amendment to the Credit Agreement.  The terms of the Credit Agreement that were modified by the February 2010 Amendment are discussed above in note 7 to the consolidated financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

Item 9A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this annual report on Form 10-K for the fiscal year ended December 31, 2009.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Information relating to our Board of Directors and Certain Committees of our Board of Directors,” respectively, in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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

The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements,” and “Compensation of Directors” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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
2.1
Equity Interest and Asset Purchase Agreement dated December 9, 2009 among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrants Form 8-K (File No. 000-50808) filed with the SEC on December 15, 2009.

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

10.1+
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

10.5+
Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.6+
Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.7+
WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8+
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

10.10
Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 19, 2008).

10.11
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.12
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.13
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.14
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.15
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

Exhibit No.	Description
10.16
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.17
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.18
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.19+
Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.20+
Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.21
Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.22
Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.23
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.24
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.25
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010.

10.26
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.27
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.28
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2009.

Exhibit No.	Description
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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

Date:  March 8, 2010

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

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 8, 2010
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 8, 2010
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 8, 2010
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	March 8, 2010
Joseph J. Scarano, Jr.	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 8, 2010
Richard E. Bean

/s/ Daniel J. Clark	Director	March 8, 2010
Daniel J. Clark

/s/ Preston Moore, Jr.	Director	March 8, 2010
Preston Moore Jr.

/s/ Roger A. Ramsey	Director	March 8, 2010
Roger A. Ramsey

/s/ Jeffrey b. schwartz	Director	March 8, 2010
Jeffrey B. Schwartz

/s/ Jeffrey S. Serota	Director	March 8, 2010
Jeffrey S. Serota

/s/ John V. Singleton	Director	March 8, 2010
Honorable John V. Singleton

EXHIBIT INDEX

Exhibit No.	Description
2.1
Equity Interest and Asset Purchase Agreement dated December 9, 2009 among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrants Form 8-K (File No. 000-50808) filed with the SEC on December 15, 2009.

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

10.1+
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

10.5+
Form of WCA Waste Corporation Stock Option Agreement under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on November 10, 2004).

10.6+
Form of Executive Officer Restricted Stock Grant under the 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).

10.7+
WCA Waste Corporation Management Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 9, 2007).

10.8+
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

10.10
Third Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 19, 2008).

10.11
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.12
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.13
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.14
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.15
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.16
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.17
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.18
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.19+
Form of Stock Option Agreement under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.20+
Form of Executive Officer Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.21
Form of Non Employee Director Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.22
Form of Restricted Stock Grant under the Second Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.23
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.24
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.25
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010.

10.26
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.27
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.28
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2009.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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