Form 10-K/A
WCA WASTE CORP
filed 2010-04-29
CIK 1282398

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 9, 2010, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission and indicated that it would be incorporating portions of its Proxy Statement for the 2010 Annual Meeting of Stockholders.  This Amendment No. 1 on Form 10-K/A amends such Annual Report on Form 10-K solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.  Except as discussed above, no other revisions are being made to such Annual Report on Form 10-K and this amendment does not reflect events occurring after the filing of such Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Name	Age	Director Since
Tom J. Fatjo, Jr. (1)	69	2000
Jerome M. Kruszka	61	2000
Richard E. Bean	66	2004
Roger A. Ramsey	71	2004
Preston R. Moore, Jr.	77	2006
Honorable John V. Singleton	92	2006
Daniel J. Clark	55	2010
_________

(1)	Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.

Tom J. Fatjo, Jr.  Mr. Fatjo, Jr. has served as Chairman of the Board of Directors and Chief Executive Officer since our formation in September 2000.  Since August 1998, Mr. Fatjo, Jr. has also served as the Chairman of the Board and Chief Executive Officer of our former parent, Waste Corporation of America, LLC (“WCA LLC”).  From 1992 to August 1998, Mr. Fatjo, Jr. served as the chairman and chief executive officer, and from 1994 to 1996 as the president, of TransAmerican Waste Industries, Inc., or TransAmerican, a publicly-held waste management company that merged into USA Waste Services, Inc. in 1998.  In 1990 and 1991, Mr. Fatjo, Jr. was the co-founder and the chairman of the board of directors and chief executive officer of Republic Waste Industries, Inc., or Republic Waste, another publicly-held waste management company.  Mr. Fatjo, Jr. also founded Browning-Ferris Industries, Inc., or BFI, formerly one of the nation’s largest solid waste management companies and now a part of Republic Services, Inc., another publicly-held waste management company.  From 1966 to 1976, Mr. Fatjo, Jr. served as the co-chief executive officer responsible for BFI’s mergers and acquisitions and corporate development activities.  Mr. Fatjo, Jr. remained on BFI’s board until 1980.  Mr. Fatjo, Jr. received a Bachelor of Arts degree from Rice University.  Mr. Fatjo, Jr. has over 44 years of experience in the solid waste management industry, and this experience, along with his service as our Chief Executive Officer, qualifies him to serve as Chairman of our Board of Directors.  Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.

Jerome M. Kruszka.  Mr. Kruszka has served as one of our directors and our President and Chief Operating Officer since our formation in September 2000.  Since August 1998, Mr. Kruszka has also served as a director and as the President and Chief Operating Officer of our former parent, WCA LLC.  From 1996 to August 1998, Mr. Kruszka served as the president and chief operating officer, and from 1997 to 1998 as a director, of TransAmerican. In 1971, Mr. Kruszka began his career with Waste Management, Inc., the largest publicly-held waste management company in the United States.  From 1971 to 1996, Mr. Kruszka held several positions with Waste Management, Inc. and its affiliates, including general manager, district manager and regional manager for northern California, where over 20 divisions involved in collection, transfer, recycling and landfill operations reported to him, and including vice president of operations, western region manager and member of the executive committee of Chemical Waste Management, Inc. (an affiliate of Waste Management).  Mr. Kruszka has over 39 years of experience in the solid waste management industry, and this experience, along with his service as our President and Chief Operating Officer, qualifies him to serve as a member of our Board of Directors.

Richard E. Bean.  Mr. Bean has served as one of our directors and as a member of our Audit Committee and Compensation Committee since June 2004.  Mr. Bean is also a member of our Acquisition Committee.  Mr. Bean is the Chair of our Audit Committee.  Since 1976, Mr. Bean has served as the Executive Vice President and as a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery.  Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean is currently the chairman of the board and audit committee of First City Financial Corp., and a director and the chairman of the audit committee of Sanders Morris Harris Group Inc., both of which are publicly-held companies.  Mr. Bean served as a member of the portfolio administration committee of First City Bancorporation Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its remaining assets.  Mr. Bean also served as a director of our former parent, WCA LLC, from its inception in August 1998 through September 2000, and as a director of and chairman of the audit committee of TransAmerican from February 1997 to May 1998.  Mr. Bean is also a stockholder and director of several closely held corporations.  Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and member of the audit committee.  Mr. Bean received an M.B.A. in Accounting and a Bachelor of Business Administration in Finance with honors from the University of Texas at Austin and has been a Certified Public Accountant since 1968.  Mr. Bean’s independence and experience as an accountant qualifies him to serve as a member of our Board of Directors.

Roger A. Ramsey.  Mr. Ramsey has served as one of our directors and as a member of our Audit Committee and Compensation Committee since June 2004.  Mr. Ramsey is also a member of our Acquisition Committee.  Mr. Ramsey is the Chair of our Compensation Committee. From December 1999 until its sale in August 2007, Mr. Ramsey served as Chairman of the Board of VeriCenter, Inc., a privately-owned managed hosting services provider.  Since October 2004, Mr. Ramsey has served as Chairman and Chief Executive Officer of Medserve, Inc., a privately-owned medical waste company.  From July 1997 to December 1998, Mr. Ramsey served as the Chairman of the Board (non-executive) of Allied Waste Industries, Inc. and as a director from January 1999 to December 2002.  From 1989 to June 1997, Mr. Ramsey served as the founder, Chairman and Chief Executive Officer of Allied Waste Industries, Inc.  Mr. Ramsey is also the former Vice President and Chief Financial Officer, and a co-founder, of BFI. Mr. Ramsey received a B.S. in Commerce (cum laude) from Texas Christian University and has been a Certified Public Accountant since 1962.  Mr. Ramsey is a director and member of the audit and compensation committees of Carrizo Oil & Gas, Inc., a publicly-held company.  Mr. Ramsey’s independence and experience as an accountant qualifies him to serve as a member of our Board of Directors.

Preston R. Moore, Jr.  Mr. Moore has served as one of our directors since November 2006.  Mr. Moore is a 1954 graduate of the University of Texas at Austin.  Mr. Moore has served as Chairman and Chief Executive Officer of Wilson Business Products, Systems & Services, Inc., and later as President of Wilson Industries.  He also served as President of Volcano Therapeutics, Inc. a publicly-held company, a position from which he retired in 2001.  Mr. Moore was appointed by President George H.W. Bush to serve as the Chief Financial Officer and Assistant Secretary for Administration for the United States Department of Commerce from 1990 through 1992.  From 1995 through 1998, Mr. Moore served as a Director of TransAmerican. Mr. Moore currently serves on the Advisory Council of the University of Texas McCombs School of Business, and on the James A. Baker School of Public Policy Leadership Committee at Rice University.  Mr. Moore’s independence and experience as an executive officer of a publicly-held company qualifies him to serve as a member of our Board of Directors.

Honorable John V. Singleton.  Judge Singleton has served as one of our directors since November 2006.  Judge Singleton is a graduate of the University of Texas at Austin and obtained his license to practice law in the State of Texas in 1942.  Judge Singleton served as a Lieutenant and Gunnery Officer on the USS Dempsey and the USS Greenwood in the United States Navy from 1942 until 1946.  Mr. Singleton practiced law in Houston, Texas until 1966, when President Lyndon Johnson appointed him to serve as a District Judge for the United States District Court for the Southern District of Texas.

In 1979, Judge Singleton was appointed Chief Judge of the Southern District, and took senior status in 1988.  Judge Singleton also served as a District Judge Representative to the Judicial Conference of the United States from 1980 through 1983.  Judge Singleton retired from the bench in 1992.  He continues to practice law in association with Richard Haynes & Associates.  From 1995 through 1998, Judge Singleton served as a Director of TransAmerican.  Judge Singleton’s independence, experience in legal matters and as a former director of a publicly-held company qualifies him to serve as a member of our Board of Directors.

Daniel J. Clark.  On January 15, 2010, Mr. Clark was appointed to fill a vacancy on our Board of Directors.  Since 2000, Mr. Clark has served as a principal of United Nations Insurance Agency, a privately held company that engages in underwriting surety bonds in the waste industry.  Mr. Clark has been responsible for the strategic planning and implementation for national surety programs, the fiscal management of a waste industry surety bond portfolio and the development and supervision of national marketing campaigns.  From 1997 to 2000, Mr. Clark served as Senior Vice President of Corporate Relations for Century Business Services, Inc.  From 1983 to 1993, Mr. Clark served as Chief of Staff for United States Congressman Edward F. Feighan.  Mr. Clark received a B.A. in Political Science from Kalamazoo College and a J.D. from the Cleveland State University Marshall College of Law.  Mr. Clark’s experience in the waste industry qualifies him to serve as a member of our Board of Directors.

Directors Designated by Ares Corporate Opportunities Fund II, L.P.

Ares Corporate Opportunities Fund II, L.P. (“ACOF II”), as the sole owner of our Preferred Stock, is entitled to elect members to the Board of Directors voting as a separate class as follows: (i) two directors to the Board of Directors for so long as ACOF II continues to hold Preferred Stock representing at least 20% of “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming the PIK Dividends accelerated to include a full five years); (ii) one director for so long as it continues to hold at least 10% of post-conversion equity; and (iii) no directors if its post-conversion equity is below 10%.  Accordingly, ACOF II has designated the two members to the Board of Directors as set forth below.  Such members, when officially elected by ACOF II, serve a one-year term or until their successors are duly elected and qualified or until their earlier death, resignation or removal.  Although the Preferred Stock votes together with the Common Stock on all other matters on an as-converted basis, the Preferred Stock does not vote with respect to directors elected by holders of Common Stock.  In connection with its right to elect directors, ACOF II also agreed to certain limits on the qualifications of such directors, and it receives rights to directors and officers insurance and indemnification and observation rights on committees of the Board of Directors.

The names and certain additional information with respect to each of the ACOF II-designated members are set forth below.  Although ACOF II has already designated the following persons as their nominees to the Board of Directors, ACOF II has informed us that these persons will be officially elected and become members of the Board of Directors immediately following the Annual Meeting.  The members of the Board of Directors designated by ACOF II have consented to being named in this proxy statement.  There are no family relationships among any of our executive officers and the directors designated by ACOF II.

Name	Age	Director Since
Jeffrey S. Serota	44	2006
Jeffrey B. Schwartz	35	2008

Jeffrey S. Serota.  Mr. Serota has served as one of our directors since September 2006.  Mr. Serota is a member of our Acquisition Committee.  Mr. Serota is a senior partner in the Private Equity Group of Ares Management. Prior to joining Ares Management in 1997, Mr. Serota was a vice president in the Investment Banking Department of Bear, Stearns & Co. where he specialized in providing investment banking services to financial sponsor clients of the firm.  Prior to joining Bear Stearns, Mr. Serota was with Dabney/Resnick, Inc., a boutique investment bank.  At Dabney/Resnick, Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities.  Mr. Serota also worked at Salomon Brothers Inc. focusing on mergers and acquisitions and merchant banking transactions.  Mr. Serota also serves on the boards of directors of EXCO Resources, Inc., Douglas Dynamics, Inc. and SandRidge Energy, Inc. and previously served as a director of EXCO Resources, Inc. from July 2003 to October 2005, as well as the boards of directors of several private companies.  Mr. Serota's qualifications to serve on our Board of Directors include his leadership experience as a partner at Ares Management, his investment banking and financial expertise and his years of experience providing advisory services to other middle-market companies in the industrial sector.  Mr. Serota graduated magna cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business and received an M.B.A. from UCLA’s Anderson School of Management.

Jeffrey B.  Schwartz.  Mr. Schwartz’s has served as one of our directors since June 2008.  Mr. Schwartz is a Principal in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2004, Mr. Schwartz was a Vice President in the Financial Sponsors Group at Lehman Brothers where specialized in providing acquisition advice to financial sponsors on potential leveraged buyouts.  Prior to Lehman Brothers, Mr. Schwartz was with the Wasserstein Perella Group where he specialized in mergers and acquisitions and leveraged finance.  Mr. Schwartz also currently serves on the boards of directors of Stream Global Services, Inc., Nortek, Inc., GNC Acquisition Holdings Inc., and previously was a member of the board of directors of Samsonite Corporation from September 2005 until May 2007.  Mr. Schwartz’s experience with acquisitions and leveraged buyouts and his experience serving on other boards of public companies allows him to bring valuable insight to our Board of Directors.  Mr. Schwartz graduated from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics.

Identification of Executive Officers

EXECUTIVE OFFICERS

The following persons served as our executive officers, at the discretion of the Board of Directors, during 2009.  Except as set forth below, there are no family relationships among any of our executive officers or nominees for director.  The biographies for Mr. Tom J. Fatjo, Jr., our chairman of the board and chief executive officer, and Mr. Jerome M. Kruszka, our president and chief operating officer, are listed above under the heading “Identification of Directors.”

Name	Age	Position Held
Tom J. Fatjo, Jr.	69	Chairman of the Board and Chief Executive Officer
Jerome M. Kruszka	61	President and Chief Operating Officer
Charles A. Casalinova	51	Senior Vice President and Chief Financial Officer
Tom J. Fatjo, III	45	Senior Vice President — Finance and Secretary
_________

(1)	Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.

The biographical information of Tom J. Fatjo, Jr. and Jerome M. Kruszka are included under the heading “Identification of Directors” above.

Charles A. Casalinova.  Mr. Casalinova has served as our senior vice president and chief financial officer since our formation in September 2000.  Since July 1999, Mr. Casalinova has also served as the senior vice president and chief financial officer of  WCA LLC.  From 1981 to July 1999, Mr. Casalinova held several positions at Waste Management, Inc., including division controller, regional chief information officer, acquisition controller, regional vice president/controller for Louisiana, Mississippi, Arkansas, Oklahoma and north Texas, and regional vice president/controller for Illinois and Indiana.  Mr. Casalinova received a Bachelor of Business Administration degree in Accounting from the University of Akron and became a Certified Public Accountant in 1989.  Mr. Casalinova has over 29 years of experience in the solid waste management industry.

Tom J. Fatjo, III.  Mr. Fatjo, III has served as our senior vice president — finance and secretary since February 2004.  Prior to that, Mr. Fatjo, III served as our senior vice president and treasurer since our formation in September 2000.  Since September 2000, Mr. Fatjo, III has also served as the senior vice president and treasurer of  WCA LLC.  From August 1998 to September 2000, Mr. Fatjo, III served as vice president, treasurer and director of Waste Corporation of America, Inc.  From 1992 to August 1998, Mr. Fatjo, III served as vice president-treasurer of TransAmerican.  Mr. Fatjo, III began his career in the solid waste industry with Republic Waste, where he was in charge of investor relations from 1990 through 1991.  Mr. Fatjo, III received a Bachelor of Business Administration degree in Finance from the University of Texas at Austin.  Mr. Fatjo, III has over 20 years of experience in the solid waste management industry.  Mr. Fatjo, III is the son of Tom J. Fatjo, Jr. our Chairman of the Board and Chief Executive Officer.

Risk Management

Our Board of Directors oversees our management, which is responsible for the day-to-day management of the inherent risks of our business.  Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and our independent registered public accounting firm.  In addition, members of management (including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel) also report directly to the Board of Directors on significant risk management issues.

Identification of Audit Committee and Financial Expert

Audit Committee

The Audit Committee is comprised of Messrs. Bean, Ramsey and Moore.  Mr. Bean serves as chairman of the Audit Committee.

Our Board of Directors has determined that Mr. Bean qualifies as an “audit committee financial expert” as that term is defined by Item 407 of Regulation S-K and a “financially sophisticated audit committee member” as that term is defined under Rule 5605(c)(2)(A) of the Marketplace Rules of the NASDAQ Stock Market, Inc.  The Board of Directors has determined that each member of the Audit Committee is “independent,” as that term is defined in the applicable Marketplace Rules of the NASDAQ Stock Market, Inc. and Rule 10A-3 under the Securities Exchange Act of 1934.  The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), (ii) impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors in the absence of such designation, or (iii) affect the duties, obligations or liability of any other member of the audit committee or the board of directors.  The other members of our audit committee satisfy the financial literacy and other requirements for audit committee members under the NASDAQ Marketplace Rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

The table below sets forth the aggregate compensation paid during 2009 to our directors for the current year’s board service.  We did not grant options, non-equity incentive plan awards, or any compensation other than the payment of fees and the grant of restricted stock as shown below.  Our two employee directors, Tom J. Fatjo, Jr. and Jerome M. Kruszka, did not receive any additional compensation for board service during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Richard E. Bean	45,750	29,527	75,277
Preston Moore, Jr.	35,000	29,527	64,527
Roger A. Ramsey	41,250	29,527	70,777
Jeffrey B. Schwartz (3)	33,500	29,527	63,027
Jeffrey S. Serota (3)	32,500	29,527	62,027
John V. Singleton	35,000	29,527	64,527
Daniel J. Clark (4)	—	—	—
_________

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to shares of restricted stock granted pursuant to the 2004 WCA Waste Corporation Incentive Plan, as amended and restated (the “Amended Plan”), as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 9, 2010, for further discussion on the recognition of stock-based compensation.

(2)
As of December 31, 2009, Messrs. Bean, Moore, Ramsey, Schwartz and Serota and Judge Singleton each had 6,316 outstanding unvested stock awards.  Restricted stock awards are made to each of our outside directors annually following their election at our Annual Meeting of Stockholders.  These annual restricted stock awards to our outside directors vest one year from the grant date.

(3)
These shares are held by Messrs. Schwartz and Serota for the benefit of Ares Management LLC (“Ares Management”) and the other Ares Entities.  Messrs. Schwartz and Serota are associated with Ares Management LLC and the other Ares Entities.  Pursuant to the policies of the Ares Entities, each of Messrs. Schwartz and Serota holds these securities as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights in respect of such securities to Ares Management.  Messrs. Schwartz and Serota each disclaim beneficial ownership of these shares.

(4)	Mr. Clark was appointed to the Board of Directors on January 15, 2010 and, therefore, did not receive any director compensation during 2009.

The following table sets forth the fees paid in 2009 to our non-employee directors for their service on the Board of Directors and committees of the Board and attendance at Board and committee meetings:

Annual Retainer	Annual Fee for Audit Committee Chairperson	Annual Fee for Compensation Committee Chairperson	Board Attendance Fee (in person)	Board Attendance Fee (telephonic)	Committee Attendance Fee (in person)	Committee Attendance Fee (telephonic)
$25,000	$10,000	$5,000	$1,000	$500	$500	$250

For 2009, Messrs. Bean, Moore, Ramsey, Schwartz and Serota and Judge Singleton each received $25,000 as their annual retainer for membership on the Board.  Messrs. Bean and Ramsey received $10,000 and $5,000 for serving as chair of the Audit and Compensation Committees, respectively.  Pursuant to the attendance fee schedule, Mr. Bean received $10,750, Mr. Moore received $10,000, Mr. Ramsey received $11,250, Mr. Schwartz received $8,500, Mr. Serota received $7,500 and Judge Singleton received $10,000 for attendance at the Board of Directors and committee meetings during 2009.

At the Board meeting immediately following the 2009 Annual Meeting of Stockholders, which was held in June 2009, Messrs. Bean, Ramsey, Moore, Schwartz and Serota and Judge Singleton each received 6,316 shares of restricted Common Stock for the current year of Board service.  The number of shares received by the non-executive officer directors in 2009 was determined by dividing $60,000 by the greater of $9.50 per share or the closing price per share of our Common Stock on the grant date.  The closing price of our Common Stock on the date of grant was less than $9.50 per share.  The restricted shares issued to the non-executive officer directors vest in full one year from the grant date, with full vesting upon termination of such non-employee director’s board service on account of his death, permanent disability or a Change in Control (as defined under the Amended Plan).

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. All directors receive reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.

No members of our Board, other than Messrs. Fatjo, Jr. and Kruszka whose compensation is described under “Executive Compensation” above, were paid any compensation in 2009 for their services as a director of the company other than the standard compensation arrangement for directors described in this narrative and reimbursement of expenses.  In 2009, our officers and employees who also served as directors did not receive additional compensation for their service as a director and each non-employee director received the cash compensation indicated above.

Compensation of Executive Officers

EXECUTIVE COMPENSATION

The following tables set forth the aggregate compensation earned during 2009, 2008 and 2007 by the chief executive officer, the chief financial officer and our two mostly highly compensated executive officers other than the chief executive officer and the chief financial officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1) (3)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (4)	Total ($)
Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer	2009 2008 2007	395,430 395,430 385,785	345,183 401,639 316,711	449,703 123,572 385,785	79,786 129,374 122,881	1,270,102 1,050,015 1,211,162
Jerome M. Kruszka, President and Chief Operating Officer	2009 2008 2007	395,430 395,430 385,785	345,183 401,639 316,711	449,703 123,572 385,785	6,529 28,840 7,091	1,196,845 949,481 1,095,372
Charles A. Casalinova, Senior Vice President and Chief Financial Officer	2009 2008 2007	296,599 296,599 289,365	250,801 294,984 237,552	337,307 83,418 260,429	35,323 22,483 22,832	920,030 697,484 810,178
Tom J. Fatjo, III, Senior Vice President—Finance and Secretary	2009 2008 2007	296,599 296,599 241,046	224,953 255,969 197,886	337,307 83,418 216,941	27,788 14,946 26,534	886,647 650,932 682,407
_________

Columns without data have been omitted.

(1)
This column represents the dollar amount recognized for financial statement reporting purposes in fiscal 2009, 2008 and 2007, respectively, with respect to shares of restricted Common Stock granted pursuant to the Amended Plan, as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 9, 2010, for further discussion on the recognition of stock-based compensation.  For more information on these awards, see the Grants of Plan-Based Awards table below.

(2)	This column represents cash payments made under the 2007 Management Incentive Plan (the “MIP”).

(3)
Amounts shown in this column include both (i) restricted stock grants made pursuant to the terms of each of the NEOs’ employment agreements which are awarded annually in an amount equal to their respective NEO’s annual salary divided by the greater of $9.50 per share or the average closing and bid price of our Common Stock for the last 10 days proceeding the grant date and (ii) MIP awards made in the form of restricted stock; however, the amounts shown for 2009 do not reflect that portion of awards granted pursuant to the MIP that were made in the form of restricted Common Stock in February 2010 with respect to the achievement of performance goals in 2009 and, therefore, do not include the fair value of the restricted stock awards earned in 2009 and granted to the NEOs in February 2010 under the MIP.  All restricted shares reflected in this column vest over three years and are subject to forfeiture under certain circumstances.  The table below reflects the number and fair value of the shares of restricted Common Stock that were granted to each of the NEOs under the MIP in February 2010 with respect to the achievement of performance goals established for 2009:

Named Executive Officer	Grant Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($) (*)
Tom J. Fatjo, Jr.	2/12/2010	22,363	93,701
Jerome M. Kruszka	2/12/2010	22,363	93,701
Charles A. Casalinova	2/12/2010	16,773	70,279
Tom J. Fatjo, III	2/12/2010	16,733	70,279
_________

*	Based on the market value per share of Common Stock on the date of grant of $4.19 per share.

(4)	The amounts reported for each of the named executive officers in “All Other Compensation” are show below (in dollars):

Named Executive Officer	401(k) Matching Contributions ($) (1)	Health Insurance Premiums ($)	Personal Use of Company Aircraft ($) (2)
Tom J. Fatjo, Jr.	—	8,264	71,522
Jerome M. Kruszka	4,125	2,404	—
Charles A. Casalinova	5,500	8,264	21,559
Tom J. Fatjo, III	4,125	8,264	15,399
_________

(1)
We sponsor a 401(k) Profit Sharing Plan for its eligible employees including the NEOs.  Under this plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by us, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with us.  Salary deferrals are 100% vested at all times.

(2)
We calculate the amount of the personal aircraft usage perquisite based on our incremental cost.  The calculation is based on the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and other variable costs.  Under applicable Internal Revenue Service regulations, we impute income to the NEOs for their personal aircraft usage based upon the Standard Industry Fare Level (SIFL) rates set by the U.S. Department of Transportation.  The amount of imputed income for each NEO, based on the SIFL rates, may not exceed annual limits established by our Board of Directors.  The imputed income to each of the NEOs for the personal aircraft usage in 2009 was as follows (with the maximum amounts established by the Board of Directors indicated in parentheses): $30,870 ($50,000 limit) for Mr. Fatjo, Jr.; $8,553 ($35,000 limit) for Mr. Casalinova; and $8,423 ($35,000 limit) for Mr. Fatjo, III.

Grants of Plan-Based Awards for Fiscal Year 2009

We did not grant non-equity or equity incentive plan awards or stock options during 2009.  Rather, we granted stock awards consisting of restricted Common Stock under the Amended Plan and pursuant to employment agreements with each of our NEOs.  All of the stock awards granted in 2009 vest in equal one-third increments on January 8, 2010, January 8, 2011 and January 8, 2012.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2009 under the Amended Plan and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Tom J. Fatjo, Jr.	1/8/2009	41,624	104,060
Jerome M. Kruszka	1/8/2009	41,624	104,060
Charles A. Casalinova	1/8/2009	31,220	78,050
Tom J. Fatjo, III	1/8/2009	31,220	78,050
_________

(1)
The number of shares of restricted Common Stock was computed by dividing the NEOs base salary for 2009 by the market value of one share of our Common Stock as of the grant date, but such amount will not be less than $9.50 per share regardless of the market value on the grant date.

(2)	Based on the market value on the date of grant of $2.50 per share.

In accordance with the terms of the MIP and the employment agreements with each of our NEOs, stock awards were granted to each of the NEOs in 2009 for 50% of the performance compensation earned under the MIP in 2008.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2009 under the MIP and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($)
Tom J. Fatjo, Jr.	2/12/2009	13,008	27,967
Jerome M. Kruszka	2/12/2009	13,008	27,967
Charles A. Casalinova	2/12/2009	8,781	18,879
Tom J. Fatjo, III	2/12/2009	8,871	18,879
_________

(1)
The number of shares of restricted Common Stock was computed by dividing 50% of the incentive compensation amount earned under the MIP by each of the NEOs in 2008 by the market value of one share of our Common Stock as of the grant date, but such amount will not be less than $9.50 per share regardless of the market value on the grant date.

(2)	Based on the market value on the date of grant of $2.15 per share.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

On January 5, 2007, our subsidiary, WCA Management Company, L.P. (“WCA Management”), entered into an employment agreement (retroactively effective to January 1, 2007, the “Effective Date”) with each of Tom J. Fatjo, Jr., our chief executive officer, Jerome M. Kruszka, our president and chief operating officer, Charles A. Casalinova, our senior vice president and chief financial officer, and Tom J. Fatjo, III, our senior vice president-finance and secretary.  We have guaranteed WCA Management’s obligations under these employment agreements.    On December 8, 2008, the employment agreement with each NEO was amended and restated to make adjustments required by the regulations promulgated under Section 409A of the Internal Revenue Code, as amended.  No changes were made to any of the NEO’s respective employment agreements relating to the financial benefits available to the NEOs in connection with their employment or resulting from a change in control. Below is a summary description of the material terms of these employment agreements and, as such, is not complete.  Complete copies of each of these employment agreements are filed as exhibits to our Current Report on Form 8-K filed December 12, 2008 with the SEC.

•
Term of Each Employment Agreement.  The employment agreement for each of the NEOs provides for a term of three years commencing on the Effective Date plus any extensions (the “Term”).  On the first day of each calendar month, the Term is automatically extended for an additional calendar month unless WCA Management or the NEO gives notice not to extend the Term.  The agreements terminate on the earlier of (i) the last day of the Term (as extended), (ii) the NEO’s death, (iii) notice that the NEO is “permanently disabled” (as defined in the employment agreements), (iv) WCA Management’s termination of the NEO’s employment for “cause” (as defined in the employment agreements) or (v) the NEO’s termination of his employment for “good reason” (as defined in the employment agreements).

•	Compensation. The employment agreements provide for the following base salaries for the NEOs for 2009 and 2010:

Named Executive Officer	2009 Base Salary ($)	2010 Base Salary ($)
Tom J. Fatjo, Jr.	395,430	395,430
Jerome M. Kruszka	395,430	395,430
Charles A. Casalinova	296,599	296,599
Tom J. Fatjo, III	296,599	296,599

In accordance with our compensation policies and the employment agreements with each of the NEOs, the base salaries are increased each year by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area.  However, no increase in 2009 base salaries for any of the NEOs was made due to a company-wide cost reduction initiative.

•	Participation in Compensation Plans. Each NEO and various other key officers are eligible to participate in the following plans:

•
2007 Management Incentive Plan.  Pursuant to the MIP, each participant, including the NEOs, has the opportunity to earn an annual bonus based on performance measures and annual incentive plan goals, which are established by the Compensation Committee.  The opportunity to earn a bonus under the MIP is expressed as percentage of base salary and is set each year for each NEO separately.  For 2009 and 2010, the maximum percentage of base salary for each NEO is 200%.  For 2009, the Compensation Committee and the Board of Directors established three performance goals.  The first performance goal consisted of an EBITDA target amount established by the Compensation Committee which represented 35% of the total potential MIP incentive award for each NEO for 2009.  The second performance goal, which also represented 35% of the total potential MIP incentive award for 2009, consisted of a targeted level of cash earnings before income taxes (“Cash EBIT,” which is determined by subtracting cash expenditures from company EBITDA for 2009).  The third performance goal under the MIP for 2009 consisted of various strategic and operational non-financial performance goals that were jointly established by the Compensation Committee and the Board of Directors, which goals represented 30% of the total potential MIP incentive award for each NEO for 2009.  For 2009, 53.5% of the EBITDA target was met and each of the NEOs received MIP awards equal to 37.45% of their respective base salaries, with one-half of the award paid in cash and one-half paid in restricted shares of our Common Stock.  100% of the Cash EBIT target was met in 2009 and each of the NEOs received MIP awards equal to 70% of their respective base salaries, with one-half of the award paid in cash and one-half paid in restricted shares of our Common Stock.  All of the non-financial performance goals were achieved in 2009 and each of the NEOs received MIP awards equal to 60% of their respective base salaries, all of which was paid in cash.

•
Restricted Stock Grants.  Under the terms of their respective employment agreements, the NEOs receive annual grants of restricted Common Stock under the Amended Plan, with such grants being made in January of each year.  The number of shares of restricted Common Stock granted to each NEO in such year is equal to the fair market value of his base salary for the relevant year divided by the market value of one share of our Common Stock on the date of grant.  Fair market value for these purposes will not be less than $9.50 per share.  For purposes of the January 2010 grant, the number of shares received was calculated using $9.50 per share, which was greater than the current market value on such date.  Under the terms of the employment agreements, each NEO will be entitled to receive a restricted stock grant based on the same formula in each subsequent year in which such NEO remains an employee.  These restricted stock grants vest in one-third increments over the three-year period following the date of grant.  Dividends are payable on these awards, whether or not they are vested, to the extent any dividends are paid on the Common Stock.

•
Other Plans.  The NEOs and, to the extent applicable, the NEOs’ family, dependents and beneficiaries, may participate in the benefit or similar plans, policies or programs provided to similarly situated employees under our standard employment practices as in effect from time to time.

•	Termination and Change in Control Payments. The employment agreements provide for the following termination payments:

•
Upon termination for any reason whatsoever, an NEO (or in case of death, his estate) is entitled to all salary and expense reimbursements due through the date of such termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies or programs in which he was participating at the time of such termination.

•
Upon termination for death or permanent disability (as defined in the employment agreement), in lieu of any further salary, bonus payments, or other severance, an NEO (or his estate, as applicable) will be entitled to a lump-sum cash severance payment equal to the amount of his base salary (computed at the rate then in effect) for the remaining Term of the employment agreement.

•
Upon termination of an NEO for any reason other than death, permanent disability or cause (as defined in the employment agreement), or if the NEO terminates his employment for good reason (as defined in the employment agreement), he will be entitled to continued salary payments throughout the balance of the Term, to continue coverage under any annual and long-term incentive plans, and to other benefits pursuant to the employment agreement.  If WCA Management pays this salary and benefits for the Term of the employment agreement, the NEO will be subject to non-competition and confidentiality covenants through that full Term.

•
Upon a Change in Control (as defined below) or within 24 months thereafter, an NEO (and certain other key officers) will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) his reporting level is significantly reduced (as determined by the officer in good faith), (c) his base salary and annual incentive compensation is reduced by 10% or more, or (d) he is required to relocate by more than 50 miles.  If triggered, the Change in Control payments to an NEO (or other key officers) will be made in a lump sum cash payment equal to three times the sum of (i) his base salary and (ii) his average annual bonus pursuant to any annual bonus plan in effect as to any of the three consecutive calendar years ending immediately before the calendar year in which the last event triggering the right to the payment occurred.  “Change in Control” is defined to mean any one of the following events:

(i)
a change in the ownership of WCA Waste Corporation, a change in the effective control of a company or a change in the ownership of a substantial portion of the assets of a corporation, as specifically provided in Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), which includes if one person or more persons acting as a group acquires ownership of more than fifty percent (50%) of the total fair market value or voting power of our stock;

(i)
one person, or more than one person acting as a group, acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) ownership of our stock; or

(iii)
a majority of members of our Board of Directors is replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the Board of Directors before the date of the appointment or election.

If this definition of Change in Control does not conform to the definition of change in control under Section 409A of the Code, as in effect from time to time, the definition will be deemed amended for purposes of the NEOs’ employment agreements to conform to the requirements of Section 409A of the Code.

•
Any payment to be made to the respective NEOs resulting from his “separation from service,” as defined in Section 409A of the Code, will be delayed for six months following such separation from service.

•
 Gross-Up Payments for Excise Taxes.  If payments to be made to NEOs or other key officers (whether under the employment agreements or any other agreement or plan) are subject to state or federal excise taxes (and any interest or penalties with respect to such taxes), such officers will be entitled to additional payments so that the net amount after payment of the excise tax (and any such interest or penalties) will equal the total payments they are entitled to receive under their employment agreements.  However, if no excise tax would be payable if the total payments were reduced by 3% or less, then the aggregate payments shall be reduced by the amount necessary to avoid application of the excise tax.

•
Other provisions.  The employment agreements with the NEOs (and other key officers) also contain other provisions, including provisions to prevent duplication of benefits to waive any requirement that an officer seek other employment, to prevent any reduction in payments because of compensation earned from other employers, and to waive any offset rights by WCA Waste.  The employment agreements also subject each NEO and other key officers to certain non-compete and confidentiality covenants during the Term of the employment agreements.

Additional information regarding the termination and Change-in-Control provisions of the NEOs’ employment agreements are set forth below under “- Potential Payments Upon Termination or Change-in-Control.”

The following table sets forth certain information regarding equity-based awards received by each of the NEOs as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Tom J. Fatjo, Jr.	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,537 (2)	58,209	—	—
	—	—	—	—	—	27,750 (3)	119,325	—	—
	—	—	—	—	—	27,073 (4)	116,414	—	—
	—	—	—	—	—	41,624 (5)	178,983	—	—
	—	—	—	—	—	13,008 (6)	55,934	—	—
Jerome M. Kruszka	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,537 (2)	58,209	—	—
	—	—	—	—	—	27,750 (3)	119,325	—	—
	—	—	—	—	—	27,073 (4)	116,414	—	—
	—	—	—	—	—	41,624 (5)	178,983	—	—
	—	—	—	—	—	13,008 (6)	55,934	—	—
Charles A. Casalinova	75,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	10,155 (2)	43,667	—	—
	—	—	—	—	—	20,814 (3)	89,500	—	—
	—	—	—	—	—	18,276 (4)	78,587	—	—
	—	—	—	—	—	31,220 (5)	134,246	—	—
	—	—	—	—	—	8,781 (6)	37,758	—	—
Tom J. Fatjo, III	65,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	8,458 (2)	36,369	—	—
	—	—	—	—	—	20,814 (3)	89,500	—	—
	—	—	—	—	—	15,224 (4)	65,463	—	—
	—	—	—	—	—	31,220 (5)	134,246	—	—
	—	—	—	—	—	8,781 (6)	37,758	—	—
_________

(1)	Determined by multiplying the closing market price of our Common Stock as of December 31, 2009 ($4.30) by the number of shares in the prior column.

(2)
These restricted stock awards were granted on January 8, 2007 under the terms of the NEOs’ respective employment agreements and the Amended Plan.  The first two one-third increment of these restricted stock awards vested on January 8, 2008 and 2009.  The remaining one-third increments of the restricted stock awards vested as follows:

Named Executive Officer	1/8/2010
Mr. Fatjo, Jr.	13,537
Mr. Kruszka	13,537
Mr. Casalinova	10,155
Mr. Fatjo, III	8,458

(3)
These restricted stock awards were granted on January 8, 2008 under the terms of the NEOs’ respective employment agreements and the Amended Plan. The first one-third increment of these restricted stock awards vested on January 8, 2009 and the remaining restricted stock awards vest as follows:

Named Executive Officer	1/8/2010	1/8/2011
Mr. Fatjo, Jr.	13,875	13,875
Mr. Kruszka	13,875	13,875
Mr. Casalinova	10,407	10,407
Mr. Fatjo, III	10,407	10,407

(4)
These restricted stock awards were granted on February 12, 2008 in payment of the incentive compensation earned for 2007 be each of the NEOs under the MIP.  The first one-third increment of these restricted stock awards vested on February 12, 2009 and the remaining restricted stock awards vest as follows:

Named Executive Officer	2/12/2010	2/12/2011
Mr. Fatjo, Jr.	13,536	13,537
Mr. Kruszka	13,536	13,537
Mr. Casalinova	9,138	9,138
Mr. Fatjo, III	7,612	7,612

(5)	These restricted stock awards were granted on January 8, 2009 under the terms of the NEOs’ respective employment agreements and the Amended Plan and vest as follows:

Named Executive Officer	1/8/2010	1/8/2011	1/8/2012
Mr. Fatjo, Jr.	13,874	13,875	13,875
Mr. Kruszka	13,874	13,875	13,875
Mr. Casalinova	10,406	10,407	10,407
Mr. Fatjo, III	10,406	10,407	10,407

(6)	These restricted stock awards were granted on February 25, 2009 in payment of the incentive compensation earned for 2008 be each of the NEOs under the MIP and vest as follows:

Named Executive Officer	2/25/2010	2/25/2011	2/25/2012
Mr. Fatjo, Jr.	4,336	4,336	4,336
Mr. Kruszka	4,336	4,336	4,336
Mr. Casalinova	2,927	2,927	2,927
Mr. Fatjo, III	2,927	2,927	2,927

In 2009, none of the NEOs exercised any of the options previously granted to them, all of which are vested in full.  The following table sets forth certain information regarding vesting of restricted stock held by the NEOs during the year ended December 31, 2009.

Stock Vested In Fiscal Year 2009

Named Executive Officer	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
Tom J. Fatjo, Jr.	54,037	129,135
Jerome M. Kruszka	54,037	129,135
Charles A. Casalinova	39,515	94,471
Tom J. Fatjo, III	34,656	83,044
__________

(1)
Determined by multiplying the number of shares of stock that vested during 2009 by the closing market price of our Common Stock on the respective vesting dates, but excluding any tax obligation incurred in connection with such vesting.

Potential Payments Upon Termination or Change-in-Control

The following summaries set forth potential payments payable to our NEOs upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.  For purposes of the following summaries, dollar amounts are estimates based on salary as of December 31, 2009, benefits paid to the named executive officer in fiscal year 2009 (and any prior years as applicable) and stock and option holdings of the name executive officer as of December 31, 2009.  The summaries assume a price per share of our common stock of $4.30 per share, which was the closing price per share on December 31, 2009, as reported on the NASDAQ Global Market.

Termination and Change in Control. Each of our NEOs is entitled to certain benefits under his employment agreement upon any of the following:

•	we terminate his employment as a result of his death;

•	we terminate his employment as a result of his permanent disability;

•	we terminate his employment for cause;

•	the NEO terminates his employment for good reason; and

•	the NEO involuntarily terminates for any reason other than cause within 24 months following a Change in Control.

Upon our Change in Control, all of the NEOs restricted stock that is unvested will automatically accelerate and become fully vested.

Upon termination for any reason whatsoever, each NEO (or in case of death, his estate) is entitled to all salary and expense reimbursements due to such NEO through the date of his termination and such benefits as are available pursuant to the terms of any benefit or similar plans, policies or programs in which he was participating at the time of such termination.

Death or Permanent Disability.  Upon termination for death or permanent disability, in lieu of further salary, bonus payments, or other severance, we will pay to such NEO (or his estate), within 30 days of such termination, a lump sum cash severance payment equal to his base salary for the remaining term of his employment agreement as in effect immediately prior to such termination.

Termination by Us for Reason Other than Death, Permanent Disability, or Cause, or by the NEO for Good Reason.  Throughout the full term of each NEO’s employment agreement, we shall continue to pay such NEO’s salary, continue coverage in any annual and long-term incentive plans, and provide benefits as described in his employment agreement.

Termination by Us within 24 Months Following a Change in Control.  We shall pay to each NEO, within thirty (30) days after termination (in the event such termination occurs within 24 months of a Change in Control), a lump sum cash payment equal to three times the sum of (i) the NEO’s annual base salary in effect immediately prior to the Change in Control and (ii) the NEO’s average annual bonus.  The average annual bonus shall mean the average annual bonus earned by the affected NEO pursuant to any annual bonus plan in which such NEO participated during any of the three consecutive calendar years ending immediately prior to the year of termination.

If any payment or benefit under each NEO’s employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, such NEO is entitled to receive an additional amount (“tax gross-up”) to adjust for the incremental tax costs of those payments to him.  However, if any NEO’s payments due on a termination following a Change in Control do not exceed 103% of his average compensation for the previous five years, then his payments shall be scaled back such that an excise tax is not due.

Tom Fatjo Jr.

Assuming  that Tom Fatjo Jr.’s employment was terminated under each of these circumstances, or a change in control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,186,290 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo Jr. or without cause by WCA Waste Corporation	3,583,662 (2)	—	982,993 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,867,152 (4)	—	528,866 (5)
__________

(1)	This amount represents three times the 2009 base salary for Mr. Fatjo.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2009; (b) the maximum award for which Mr. Fatjo was eligible in 2009 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2009; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2009.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2009 ($4.30).

(4)	Cash severance is equal to three times the sum of Mr. Fatjo’s 2009 base salary ($395,430) and his average annual bonus over the prior three calendar years ($560,287).

(5)
As of December 31, 2009, Mr. Fatjo held 122,992 shares of unvested restricted stock.  The value of accelerated unvested restricted stock was calculated by multiplying 122,992 shares underlying Mr. Fatjo’s unvested restricted stock by $4.30 (our closing price per share on December 31, 2009).

Jerome M. Kruszka

Assuming  that Jerome M. Kruszka’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,186,290 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Kruszka or without cause by WCA Waste Corporation	3,578,456 (2)	—	982,993 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,867,152 (4)	—	528,866 (5)
__________

(1)	This amount represents three times the 2009 base salary for Mr. Kruszka.

(2)
This amount represents three times the sum of (a) Mr. Kruszka’s annual base salary for 2009; (b) the maximum award for which Mr. Kruszka was eligible in 2009 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2009; and (d) the health insurance premiums made for Mr. Kruszka’s benefit in 2009.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2009 ($4.30).

(4)	Cash severance is equal to three times the sum of Mr. Kruszka’s base salary ($395,430) and average annual bonus over the prior three calendar years ($560,287).

(5)
As of December 31, 2009, Mr. Kruszka held 122,992 shares of unvested restricted stock.  The value of accelerated unvested restricted stock was calculated by multiplying 122,992 shares underlying Mr. Kruszka’s unvested restricted stock by $4.30 (our closing price per share on December 31, 2009).

Charles A. Casalinova

Assuming  that Charles A. Casalinova’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	889,797 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Casalinova or without cause by WCA Waste Corporation	2,532,723 (2)	—	724,374 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,074,146 (4)	—	383,758 (5)
__________

(1)	This amount represents three times the 2009 base salary for Mr. Casalinova.

(2)
This amount represents three times the sum of (a) Mr. Casalinova’s annual base salary for 2009; (b) the maximum award for which Mr. Casalinova was eligible in 2009 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2009; and (d) the health insurance premiums made for Mr. Casalinova’s benefit in 2009.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2009 ($4.30).

(4)	Cash severance is equal to three times the sum of Mr. Casalinova’s base salary ($296,599) and average annual bonus over the prior three calendar years ($394,783).

(5)
As of December 31, 2009, Mr. Casalinova held 89,246 shares of unvested restricted stock.  The value of accelerated unvested restricted stock was calculated by multiplying 89,246 shares underlying Mr. Casalinova’s unvested restricted stock by $4.30 (our closing price per share on December 31, 2009).

Tom Fatjo, III

Assuming  that Tom Fatjo, III’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	889,797 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo, III or without cause by WCA Waste Corporation	2,528,598 (2)	—	703,953 (3)
Involuntary Termination other than for cause within 24 months of a change in control	1,987,170 (4)	—	363,337 (5)
__________

(1)	This amount represents three times the 2009 base salary for Mr. Fatjo, III.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2009; (b) the maximum award for which Mr. Fatjo was eligible in 2009 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2009; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2009.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be granted during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2009 ($4.30).

(4)	Cash severance is equal to three times the sum of Mr. Fatjo’s base salary ($296,599) and average annual bonus over the prior three calendar years ($365,791).

(5)
As of December 31, 2009, Mr. Fatjo held 84,497 shares of unvested restricted stock.  The value of accelerated unvested restricted stock was calculated by multiplying 84,497 shares underlying Mr. Fatjo’s unvested restricted stock by $4.30 (our closing price per share on December 31, 2009).

ITEM 12. SECURITY OWNERSHIP OF CERTAINBENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class of Preferred Stock (1)
Ares Corporate Opportunities Fund II, L.P. (2)	9,324,503 (2)	31.6%	891,514 (2)	100.0%
River Road Asset Management, LLC (3)	1,013,187	5.0%	—	—
Dimensional Fund Advisors LP (4)	1,391,123	6.9%	—	—
Joseph E. LoConti and Group Members (5)
Joseph E. LoConti (5)	1,526,093	7.6%	—	—
Daniel J. Clark (5)	588,827	2.9%	—	—
Patricia A. Skoda, Trustee, Patricia A. Skoda Revocable Trusts (5)	115,146	0.6%	—	—
__________

(1)
Other than the beneficial ownership of Common Stock by ACOF II, which percentage amount is presented on a fully-converted basis, all other beneficial ownership percentages are based on 20,203,836 shares of Common Stock and 891,514 shares of Preferred Stock outstanding as of March 2, 2010.  For additional information regarding the Preferred Stock, please see “Additional Terms of the Preferred Stock” below.

(2)
The following information is based on the Schedule 13D filed with the SEC on October 1, 2009 by ACOF II and certain affiliated entities.  The general partner of ACOF II is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II is ACOF Operating Manager II, L.P. (“ACOF Operating Manager II”).  ACOF Operating Manager II is indirectly controlled by Ares Management LLC (“Ares Management”), which, in turn, is indirectly controlled by Ares Partners Management Company LLC.  Each of the foregoing entities (collectively and together with Ares Management, the “Ares Entities”) and the partners, members and managers thereof, other than ACOF II, disclaims beneficial ownership of the shares of the Company’s securities owned by ACOF II, except to the extent of any pecuniary interest therein.  The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

Shares reported include 25,264 and 12,632 shares held of record for the benefit of the Ares Entities by Jeffrey S. Serota and Jeffrey B. Schwartz, respectively, two of our directors who are associated with the Ares Entities.  Pursuant to the policies of the Ares Entities, each of Messrs. Serota and Schwartz holds these securities as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights in respect of such securities to Ares Management.  Accordingly, Messrs. Serota and Schwartz each disclaim beneficial ownership of these shares.

(3)
Based on the amended Schedule 13G filed with the SEC on January 15, 2010, River Road Asset Management, LLC has sole voting power with respect to 1,013,187 shares of Common Stock and sole dispositive power with respect to 1,347,835 shares of Common Stock.  The address of River Road Asset Management, LLC is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.

(4)
Based on the Schedule 13G filed with the SEC on February 8, 2010, Dimensional Fund Advisors LP has sole voting power with respect to 1,391,123 shares of Common Stock and sole dispositive power with respect to 1,400,473 shares of Common Stock.  The address for Dimensional Fund Advisors LP is 6300 Bee Caves Road, Austin, TX 78746.

(5)
The information in the table above and the following information is based on Amendment No. 3 to the Schedule 13D filed with the SEC on January 20, 2010.  Joseph E. LoConti has sole voting and dispositive power with respect to 1,526,093 shares of Common Stock.  Daniel J. Clark has sole voting and dispositive power with respect to 588,827 shares of Common Stock and shared voting and dispositive power with respect to 777,778 shares of Common Stock.  Patricia A. Skoda, as Trustee of the Patricia A. Skoda Revocable Trust, has shared voting and dispositive power with respect to 892,924 shares of Common Stock.  We have not included in the shares beneficially owned by Daniel J. Clark and Patricia A. Skoda, Trustee 777,778 shares of Common Stock (the “Clark and Skoda Earn-Out Shares”) that may be issued to Live Earth Funding LLC upon the satisfaction of certain earn-out conditions set forth in an Equity Interest and Asset Purchase Agreement dated December 9, 2009, among WCA Waste Corporation, Live Earth LLC and certain other entities.  The Clark and Skoda Earn-Out Shares can not be issued prior to December 31, 2010.  Mr. Clark and Mrs. Skoda, as Trustee, have an ownership interest and voting discretion as members of Live Earth Funding LLC, and as such may be deemed to beneficially own the Clark and Skoda Earn-Out Shares.  The address for Mr. LoConti and the other members of the group is 6140 Parkland Boulevard, suite 300, Mayfield Heights, OH 44124.

Directors and Executive Officers

Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.  The address of all directors and executive officers in this table is c/o WCA Waste Corporation, One Riverway, Suite 1400, Houston, Texas 77056.  Ownership amounts are as of March 2, 2010.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Tom J. Fatjo, Jr. (2)	1,055,138	5.2%
Jerome M. Kruszka (3)	727,847	3.6%
Charles A. Casalinova (4)	398,980	2.0%
Tom J. Fatjo, III (5)	527,672	2.6%
Daniel J. Clark (6)	588,527	2.9%
Richard E. Bean (7)	140,725	*
Roger A. Ramsey (8)	55,580	*
Preston R. Moore, Jr.	73,630	*
Honorable John V. Singleton	25,264	*
Jeffrey S. Serota (9)	25,264	*
Jeffrey B. Schwartz (10)	12,632	*
All directors and executive officers as a group (11 persons)	3,568,985	17.7%
__________

*	Represents beneficial ownership of less than 1%.

(1)	Percent of shares beneficially owned is based on 20,203,836 shares of Common Stock outstanding as of March 2, 2010.

(2)
Includes: (a) 98,368 shares owned by Tom J. Fatjo, Jr. Trust; (b) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (c) 12,296 shares owned by Channing Fatjo 1998 Gift Trust. Mr. Fatjo, Jr. is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including shares of Common Stock.  Also includes: (w) 211,491 shares owned by Fatjo WCA Partners, L.P., a limited partnership, controlled by Mr. Fatjo, Jr.; (x) 58,131 shares owned by First Sugar Hill Partners, LP, a limited partnership, the sole general partner of which is a corporation controlled by Mr. Fatjo, Jr. (“FSH Partners”); and (y) 100,000 shares underlying options currently exercisable.  Mr. Fatjo, Jr. disclaims beneficial ownership of the securities held by  Fatjo WCA Partners, L.P. and FSH Partners except to the extent of his pecuniary interest therein.  Includes 122,992 shares of restricted Common Stock that will not be vested within 60 days of March 2, 2010.  Mr. Fatjo, Jr. has voting power over such unvested shares of restricted stock.

(3)
Includes 100,000 shares underlying options currently exercisable.  Includes 122,992 shares of restricted Common Stock that will not be vested within 60 days of March 2, 2009.  Mr. Kruszka has voting power over such unvested shares of restricted stock.

(4)
Includes 75,000 shares underlying options currently exercisable.  Includes 89,246 shares of restricted Common Stock that will not be vested within 60 days of March 2, 2010.  Mr. Casalinova has voting power over such unvested shares of restricted stock.

(5)
Includes: (a) 3,074 shares owned by Thomas J. Fatjo, IV Descendant’s Trust; (b) 3,074 shares owned by Berkeley E. Fatjo Descendant’s Trust; (c) 3,074 shares owned by Travis C. Fatjo Descendant’s Trust; (d) 3,074 shares owned by Justin D. Ruud Descendant’s Trust; (e) 3,074 shares owned by Landon C. Ruud Descendant’s Trust; (f) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (g) 12,296 shares owned by Channing Fatjo 1998 Gift Trust.  Mr. Fatjo, III is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including their shares of Common Stock.  Also includes: (v) 3,000 shares held by Tom J. Fatjo, III IRA;

(w) 11,510 shares held by Mr. Fatjo, III as a limited partner of FSH Partners; (x) 26,172 shares held by Mr. Fatjo, III as a limited partner of Fatjo WCA Partners, L.P.; and (y) 65,000 shares underlying options currently exercisable.  Includes 84,497 shares of restricted Common Stock that will not be vested within 60 days of March 2, 2010.  Mr. Fatjo, III has voting power over such unvested shares of restricted stock.

(6)
Does not include shares over which Mr. Clark shares voting and dispositive power that he may be deemed to beneficially own as a member of Live Earth Funding LLC.  For additional information, please see above “Security Ownership of Certain Beneficial Owners and Management – Owners of More Than 5% of Common and Preferred Stock.”

(7)	Includes 20,000 shares underlying options currently exercisable.

(8)	Includes 20,000 shares underlying options currently exercisable.

(9)
Mr. Serota is a Senior Partner in the Private Equity Group of Ares Management, which indirectly controls ACOF II.  Mr. Serota disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein and further disclaims beneficial ownership of 25,264 shares for which he is the record holder of, but has assigned all economic, pecuniary and voting rights to, Ares Management.

(10)
Mr. Schwartz is a Principal in the Private Equity Group of Ares Management, which indirectly controls ACOF II.  Mr. Schwartz disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein and further disclaims beneficial ownership of 12,632 shares for which he is the record holder of, but has assigned all economic, pecuniary and voting rights to, Ares Management.

Equity Compensation Plans

We maintain one equity compensation plan, the 2004 WCA Waste Corporation Incentive Plan, as amended and restated, under which we may issue stock options, restricted stock awards and performance awards to employees, directors, and other key persons.  This plan was approved by our shareholders.  The Company does not maintain any retirement or pension benefit plans for its executive officers.

The following table provides information as of December 31, 2009, on this plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,163,060	$9.52 (2)	492,611
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,163,060	$9.52 (2)	492,611
__________

(1)	Consists of the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.

(2)	Includes 525,000 options to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Business Combinations with Interested Stockholders

WCA LLC owned all of the outstanding capital stock of WCA prior to our initial public offering in June 2004.  In anticipation of and in connection with the initial public offering, we completed an internal corporate reorganization, pursuant to which WCA briefly became the parent of WCA LLC and pursuant to which WCA spun off WCA LLC as a separate company with operations in Florida, Colorado and New Mexico.  Shares of our Common Stock were issued to WCA LLC in connection with the reorganization and our acquisition of a 227-acre landfill located in Ft. Meade, Florida from WCA LLC on September 30, 2005.  On July 14, 2009, WCA LLC sold all of the shares it owned in WCA to Joseph E. LoConti (300,611 shares), Daniel J. Clark (141,000 shares), the Patricia A. Skoda Revocable Trust (the “Skoda Trust”) (50,000 shares) and United Nations Insurance Agency (100,000 shares).  Mr. LoConti is special counsel to United Nations Insurance Agency and the shares acquired by United Nations Insurance Agency have since been distributed to Messrs. LoConti and Clark.  Messrs. LoConti and Clark and the Skoda Trust own more than 5% of our Common Stock.  Mr. Clark serves on our Board of Directors. Mr. LoConti serves as an advisor to our Board of Directors, for which he receives no compensation.  Although certain of our directors and officers held membership interests in WCA LLC, they did not have voting or dispositive power over the shares of our Common Stock held by WCA LLC, including the shares sold to Mr. LoConti, Mr. Clark, the Skoda Trust and United Nations Insurance Agency.  WCA LLC is in the process of liquidating its assets.

Mr. LoConti, Mr. Clark, and the Skoda Trust, of which Patricia A. Skoda is trustee, are non-managing members of Live Earth LLC (“Live Earth”), as is Mrs. Skoda’s husband, Greg Skoda.  On December 31, 2009, we acquired all of the equity interests of the four operating subsidiaries of Live Earth and certain of its assets.  The consideration that we paid for the Live Earth acquisition consisted of $2,000,000 in cash, the repayment of $16,750,000 of indebtedness, the issuance of 3,555,556 shares of our Common Stock and the future issuance of up to 2,000,000 shares of Common Stock (the “Earn-Out Shares”) which are subject to certain earn-out provisions.  The earn-out payments are based on the achievement of specified EBITDA targets with respect to the acquired business for any four consecutive fiscal quarters from January 1, 2010 to December 31, 2012 as described in the Live Earth acquisition agreement.  If on or before December 31, 2012, the acquired business achieves $6.25 million in EBITDA for any four consecutive fiscal quarters, then 1,555,556 of the Earn-Out Shares will be issued subject to the terms of the Live Earth acquisition agreement.  If on or before December 31, 2012, the acquired business achieves $7.0 million in EBITDA for any four consecutive fiscal quarters, then 444,444 of the Earn-Out Shares will be issued subject to the terms of the Agreement.  Up to 777,778 of the Earn-Out Shares are issuable to Live Earth Funding LLC, in which Messrs. Clark and Skoda and the Skoda Trust have an ownership interest.

On October 25, 2009, prior to the transaction disclosed above Messrs. LoConti, Clark and Skoda entered into a letter agreement with WCA Waste Corporation with respect to their desire to enter into the transaction with one of our affiliates, pursuant to which they, as a group, would become beneficial owners of more than 15% of the outstanding WCA Common Stock.  The letter agreement approved the transaction solely for the purposes of Section 203(a)(1) of the DGCL, in order to provide that the restrictions on business combinations with interested stockholders set forth in Section 203 of the DGCL shall not apply to transactions between us and Messrs. LoConti, Clark and Skoda.

Voting Agreement

In connection with the execution of the Live Earth acquisition agreement, Mr. LoConti, Mr. Clark and the Trust, who in the aggregate beneficially own more than 5% of our Common Stock and own and hold limited liability company interest holders of Live Earth, entered into a Voting Agreement with us pursuant to which they agreed to vote all shares of our Common Stock held by them at the time of the special meeting called for purposes approving the issuance up to a maximum of 5,555,556 shares of our Common Stock as consideration in connection with the proposed acquisition by us of the Live Earth Companies in favor of such proposal.  They also agreed not to revoke their consent, as holders of limited liability company interests of Live Earth, to the Live Earth acquisition.

Stockholders’ Agreement

In connection with the Live Earth acquisition, we entered into a Stockholders’ Agreement with Messrs. LoConti, Clark and Skoda and the Skoda Trust (collectively, the “Stockholders”) on January 15, 2009 (the “Stockholders’ Agreement”).  The Stockholders’ Agreement provides that, unless approved by a majority of the members of the Board of Directors, the Stockholders will not, subject to certain exclusions, acquire more than 30% of any class of our voting securities (the “Maximum Ownership Limitation”) or sell or transfer shares of our Common Stock representing more than 10% of our Common Stock in any single transaction or series of related transactions to any person or entity.  In addition, the Stockholders have agreed to vote their shares of our voting stock at all meetings of our stockholders and shall vote such shares in a manner recommended by the majority of the members of our Board of Directors.

The obligations of the Stockholders under the Stockholders’ Agreement, other than the Maximum Ownership Limitation, terminate in the event that either Tom Fatjo, Jr. or Jerome M. Kruszka are no longer serving in as our CEO and President, respectively.  In addition, the Stockholders’ Agreement will terminate on the earlier of (i) January 15, 2015 or (ii) the 180th day after the date on which the Messrs. LoConti, Clark and Skoda and the Skoda Trust collectively own voting securities representing less than 5% of the outstanding voting power represented by all of our voting securities then outstanding.

Performance Bonds

Mr. LoConti, Mr. Clark and other members of Live Earth LLC and Live Earth Funding, LLC are members, officers or otherwise related to Evergreen Indemnity Company.  Evergreen issues substantially all of the closure and post-closure bonds that provide the required financial assurance for WCA’s obligations with respect to our landfill and transfer station operations, as well as certain other financial assurance instruments such as performance bonds with respect to our municipal waste collection contracts.  In connection therewith, WCA has paid the following amounts to Evergreen for the last two fiscal years: $1,288,000 for the year ended December 31, 2008 and $1,359,000 for the year December 31, 2009.  Mr. Clark was not a member of our Board of Directors until January 2010.  We have had a business relationship with Evergreen pre-dating Messrs. Clark and LoConti’s ownership of our Common Stock.

Gecko Transaction

In 2005, we acquired the Eagle Ridge landfill in Missouri from Gecko Investments, LLC.  Both Messrs. LoConti and Clark had an interest in that transaction and received a portion of the approximate $12 million in consideration that we paid in that transaction.

Affirmative Determinations Regarding Director Independence

Under applicable NASDAQ and SEC requirements, (i) we are required to have a majority of independent directors and (ii) all of the members of each committee, including our audit and compensation committees, must be independent.  The Board of Directors has affirmatively determined that each of Richard E. Bean, Daniel J. Clark, Preston Moore, Jr., Roger A. Ramsey and Honorable John V. Singleton is an “independent director” as such term is defined in The Marketplace Rules of the NASDAQ Stock Market, Inc. and Rule 10A-3 under the Securities Exchange Act of 1934.  The Board of Directors has also affirmatively determined that each member of the Compensation Committee satisfies the independence requirements applicable to the Compensation Committee as prescribed by The Marketplace Rules of the NASDAQ Stock Market, Inc. and the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by the Independent Auditors

KPMG LLP, an independent registered public accounting firm, has served as our independent auditors since 2000 and audited our consolidated financial statements for the year ended December 31, 2009.  KPMG LLP has billed WCA Waste Corporation the aggregate fees set forth in the table below for 2009 and 2008.

	2009	2008
Audit Fees (1)	$ 825,000	$ 850,000
Audit-Related Fees (2)	100,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$ 925,000	$ 850,000
__________

(1)
These represent the aggregate fees billed for professional services rendered by KPMG LLP for the audit of WCA Waste’s interim condensed consolidated annual financial statements for the years ended December 31, 2009 and 2008 and reviews of the consolidated financial statements included in WCA Waste’s quarterly reports on Form 10-Q for the years then ended and the audit of internal control over financial reporting of WCA Waste as of December 31, 2009.

(2)	The 2009 audit-related fees represent fees billed for professional services in connection with the Live Earth acquisition and other matters.

All of the above fees were pre-approved by either the Audit Committee or the Chairman of the Audit Committee acting on behalf of the Audit Committee.  The Audit Committee concluded that the provision of the aforementioned services by KPMG LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee Charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC.  No such services provided in 2009 or 2008 were pre-approved pursuant to any such exceptions.

The Audit Committee delegates to the chairman the authority to approve in advance all audit, audit-related, tax and other services and permissible non-audit services to be provided by KPMG LLP if presented to the full committee at the next regularly scheduled meeting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits filed as a part of this Amendment No. 1 on Form 10K/A are as follows:

Exhibit Number	Description

31.1 #	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

____________________ # Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCA WASTE CORPORATION

By:	/s/ Charles A. Casalinova
Charles A. Casalinova
Senior Vice President and
Chief Financial Officer

Date:  April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	April 29, 2010
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Charles A. Casalinova	Senior Vice President and Chief	April 29, 2010
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	April 29, 2010
Joseph J. Scarano, Jr.	(Principal Accounting Officer)