Form 10-Q
period 2010-04-30
WCA WASTE CORP
filed 2010-04-30
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☑

As of April 28, 2010, there were 20,199,707 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

Our business is subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements.  These include, but are not limited to, the following:

•
prevailing U.S. economic conditions over the last two years and the related decline in construction activity, as well as any future downturns, has reduced and may continue to reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows;

•	increases in the costs of fuel may reduce our operating margins;

•	changes in interest rates may affect our profitability;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	governmental authorities may enact climate change regulations that could increase our costs to operate;

•	increases in the costs of disposal, labor and insurance may reduce our operating margins;

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

We describe these and other risks in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”).

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,000	$4,329
Accounts receivable, net of allowance for doubtful accounts of $288 (unaudited) and $318, respectively	21,157	21,767
Deferred tax assets	1,452	1,452
Prepaid expenses and other	4,966	4,575
Total current assets	32,575	32,123

Property and equipment, net of accumulated depreciation and amortization of $141,944 (unaudited) and $135,286, respectively	316,723	320,724
Goodwill, net	65,318	65,318
Intangible assets, net	6,836	7,051
Deferred financing costs, net	3,406	3,628
Deferred tax assets	2,924	2,385
Other assets	145	145
Total assets	$427,927	$431,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,879	$10,013
Accrued liabilities and other	16,989	17,290
Interest rate swap	4,720	6,489
Note payable	826	1,231
Current maturities of long-term debt	500	500
Total current liabilities	32,914	35,523

Long-term debt, less current maturities and discount	219,035	219,516
Accrued closure and post-closure liabilities	14,279	13,993
Other long-term liabilities	1,814	1,813
Total liabilities	268,042	270,845

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 892 shares and 870 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 21,278 shares and 21,121 shares	213	211
Treasury stock	(5,322)	(5,322)
Additional paid-in capital	195,031	193,821
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(33,271)	(31,415)
Total stockholders’ equity	159,885	160,529
Total liabilities and stockholders’ equity	$427,927	$431,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$52,307	$48,190
Expenses:
Cost of services	38,139	31,937
Depreciation and amortization	7,288	6,532
General and administrative (including stock-based compensation of $396 and $447, respectively)	3,232	3,250
	48,659	41,719
Operating income	3,648	6,471

Other income (expense):
Interest expense, net	(4,692)	(4,459)
Impact of interest rate swap	(252)	(378)
Other income, net	9	29
	(4,935)	(4,808)

Income (loss) before income taxes	(1,287)	1,663
Income tax (provision) benefit	539	(1,099)
Net income (loss)	(748)	564
Accrued payment-in-kind dividend on preferred stock	(1,108)	(1,054)
Net loss available to common stockholders	$(1,856)	$(490)

Net loss available to common stockholders:
Earnings per share — basic	$(0.10)	$(0.03)

Earnings per share — diluted	$(0.10)	$(0.03)

Weighted average shares outstanding — basic	19,523	15,742

Weighted average shares outstanding — diluted	19,523	15,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(748)	$564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,288	6,532
Non-cash compensation charge	396	447
Amortization of deferred financing costs and debt discount	322	299
Deferred tax provision (benefit)	(539)	1,099
Accretion expense for closure and post-closure obligations	294	155
Gain on sale of assets	(9)	(29)
Unrealized gain on interest rate swap	(1,769)	(1,190)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	610	5,000
Prepaid expenses and other	(788)	(1,404)
Accounts payable and other liabilities	(715)	3,384
Net cash provided by operating activities	4,342	14,857

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(1,349)
Proceeds from sale of fixed assets	9	39
Capital expenditures	(3,080)	(7,236)
Net cash used in investing activities	(3,071)	(8,546)

Cash flows from financing activities:
Principal payments on long-term debt	(500)	(147)
Net change in revolving line of credit	—	(1,617)
Deferred financing costs	(100)	(221)
Net cash used in financing activities	(600)	(1,985)

Net change in cash and cash equivalents	671	4,326
Cash and cash equivalents at beginning of period	4,329	955
Cash and cash equivalents at end of period	$5,000	$5,281

Supplemental cash flow information:
Interest paid	$873	$787
Income taxes paid	—	—
Note payable	—	1,619

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 9, 2010 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009.  The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company does not expect that the impact of these recently issued accounting standards that are not yet effective will have a material impact on the Company’s financial condition, results of operations or cash flows upon adoption.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” This update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

2. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorizes the issuance of up to 2,250,000 shares.  As of March 31, 2010, there were approximately 345,000 remaining shares authorized for issuance.

During the three months ended March 31, 2010, a total of 223,960 restricted shares of the Company’s common stock were granted to certain officers with an aggregate market value of $0.9 million on the grant dates.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at December 31, 2009	638	$5.10
Granted	224	4.16
Vested	(210)	5.80
Forfeited	(4)	5.32
Unvested at March 31, 2010	648	$4.55	2.26

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2009	525	$9.52
Grants	—	—
Forfeitures	(10)	9.50
Outstanding at March 31, 2010	515	$9.52	4.24

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of March 31, 2010, there was no intrinsic value as of March 31, 2010.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

3. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$(748)	$564
Accrued payment-in-kind dividend on preferred stock	(1,108)	(1,054)
Net loss available to common stockholders	$(1,856)	$(490)

Denominator:
Weighted average basic shares outstanding	19,523	15,742
Dilutive effect of restricted share issuances	—	—
Weighted average diluted shares outstanding	19,523	15,742

Earnings (loss) per share:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2010	2009
Stock options	515	545
Restricted shares	648	656
Convertible preferred stock	9,344	8,894
Convertible debt	154	790
	10,661	10,885

4. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (3.48% and 3.24% at March 31, 2010 and December 31, 2009, respectively)	67,500	67,500
Seller note, with two installments of $500 due on January 15, 2010 and 2011	460	941
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	219,535	220,016
Less current maturities	500	500
	$219,035	$219,516

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of March 31, 2010.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.  As of March 31, 2010, the fair value of these notes, based on quoted market prices, was the same as the carrying amount of $150 million.

The Company has a $175 million revolving credit facility.  As of March 31, 2010, there were $67.5 million outstanding under the revolving credit facility and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $94.9 million in available capacity under the facility.  With $5.0 million cash on hand at March 31, 2010, the total capacity was approximately $99.9 million.

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

5. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the three months ended March 31, 2010 and 2009, the Company reflected approximately $0.2 million and $0.4 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $2.0 million and $1.6 million, respectively, and the unrealized gain in the mark to market of the swap was $1.8 million and $1.2 million, respectively, for the three months ended March 31, 2010 and 2009.

6. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$4,720	$—	$4,720
Total liabilities	$—	$4,720	$—	$4,720

7. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At March 31, 2010, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2009 to March 31, 2010:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2009	$218,252	$13,993
Capital expenditures	1,312	—
Amortization expense	(2,893)	—
Obligations incurred and capitalized	169	169
Revisions to estimates of closure and post-closure activities	(177)	(177)
Interest accretion	—	294
March 31, 2010	$216,663	$14,279

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2010	2009
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	14,279	13,993
Total recorded	$14,279	$13,993

The Company’s total anticipated cost for future closure and post-closure activities is $187.7 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $40.2 million and $39.4 million at March 31, 2010 and December 31, 2009, respectively.

8. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax (provision) benefit for the three months ended March 31, 2010 as a percentage of pre-tax income (loss) was 41.9% as compared to 66.1% for the three months ended March 31, 2009.  The rate in the current period is based on the Company’s anticipated 2010 annual effective income tax rate of 52.2% as compared to 43.4% for the three months ended March 31, 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 52.2%, the Company reflected an additional 10.3% of income taxes in the three months ended March 31, 2010 for discrete items within the period related to stock-based compensation expense.

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

Under the provision of ASC Subtopic 740-10-25, the Company recorded approximately $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2010, the Company had unrecognized tax benefits of $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.  The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the three months ended March 31, 2010, the Company accrued approximately $1,000 of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $26,300 in the balance of unrecognized tax benefits for a tax position related to prior years.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company issued 219,378 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.  These shares vest over three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2009 to March 31, 2010:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2009	$9	$211	$(5,322)	$193,821	$3,225	$(31,415)	$160,529
Net loss	—	—	—	—	—	(748)	(748)
Accrued payment-in-kind dividend on preferred stock	—	—	—	1,108	—	(1,108)	—
Issuance of restricted shares to employees	—	2	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	363	—	—	363
Restricted shares withheld	—	—	—	(259)	—	—	(259)
March 31, 2010	$9	$213	$(5,322)	$195,031	$3,225	$(33,271)	$159,885

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

10. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Collection:
Residential	$13,304	$13,466
Commercial	6,421	6,148
Roll-off	9,985	11,701
Total collection	29,710	31,315
Disposal	21,072	17,079
Less intercompany	6,130	6,096
Disposal, net	14,942	10,983
Transfer and other	10,230	8,744
Less intercompany	2,575	2,852
Transfer and other, net	7,655	5,892
Total revenue	$52,307	$48,190

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three months ended March 31, 2010 and 2009:

	Region I	Region II	Region III	Region IV	Corporate	Total
Three months ended March 31, 2010:
Revenue	$12,158	$22,968	$9,790	$7,391	$—	$52,307
Depreciation and amortization	1,307	3,203	1,660	1,012	106	7,288
Operating income (loss)	1,501	1,869	727	(357)	(92)	3,648
Capital expenditures	283	2,296	80	418	3	3,080
Three months ended March 31, 2009:
Revenue	$12,346	$25,945	$9,899	$—	$—	$48,190
Depreciation and amortization	1,446	3,185	1,781	—	120	6,532
Operating income (loss)	1,373	4,846	661	—	(409)	6,471
Capital expenditures	2,238	4,188	806	—	4	7,236
Capital expenditures (Acquisitions, net of divestitures)	—	—	1,872	—	—	1,872

Total assets:
March 31, 2010	$81,012	$175,689	$100,097	$45,227	$25,902	$427,927
December 31, 2009	81,983	176,913	101,304	45,122	26,052	431,374

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

12. SUBSEQUENT EVENTS

On April 8, 2010, the Company completed the sale of certain assets including real estate, operating equipment, collection routes and intangible assets associated with its Jonesboro, Arkansas operations to an unaffiliated third party.  The sale price for the Jonesboro operations was approximately $2.3 million in cash.  The Company expects to recognize a gain of approximately $1 million in the second quarter of 2010.

The Company has evaluated subsequent events through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K  for the year ended December 31, 2009 as filed with the SEC on March 9, 2010. The discussion below contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q.  Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the south and central regions of the United States.  As of March 31, 2010, we served approximately 336,000 commercial, industrial and residential collection customers and 5,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of March 31, 2010, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, one transfer station is idle, and we operate but do not own three of the transfer stations.

General Review of Results for the Three Months Ended March 31, 2010

Revenue and earnings for the three months ended March 31, 2010 were substantially impacted by the severe weather in several markets, integration costs and the economy.  As a result, roll-off collection revenue and disposal revenue (other than disposal revenue from Sunny Farms Landfill and related rail haul operations we acquired on December 31, 2009) decreased compared to the three months ended March 31, 2009.  However, we experienced a substantial upturn in March which provided approximately 45% of the first quarter EBITDA.

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three months ended March 31, 2010 was 67.1%.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Collection	48.7%	54.8%
Disposal	34.5%	29.9%
Transfer and other	16.8%	15.3%
Total revenue before intercompany elimination	100.0%	100.0%

The following table reflects our total revenue by source for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Collection:
Residential	$13,304	$13,466
Commercial	6,421	6,148
Roll-off	9,985	11,701
Total collection	29,710	31,315
Disposal	21,072	17,079
Less intercompany	6,130	6,096
Disposal, net	14,942	10,983
Transfer and other	10,230	8,744
Less intercompany	2,575	2,852
Transfer and other, net	7,655	5,892
Total revenue	$52,307	$48,190

Please read note 10 to our condensed consolidated financial statements included in Item 1 of this report for certain geographic information related to our operations.

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

All acquisition-related transaction and restructuring costs are expensed as incurred.  Acquisition-related costs that were previously capitalized include third-party expenditures related to acquisitions, such as legal, engineering, and accounting expenses, and direct expenditures such as travel costs.  Acquisition-related costs also include indirect expenditures, such as salaries, commissions and other corporate services.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Adjusted EBITDA	$11,043	$13,032
Depreciation and amortization	(7,288)	(6,532)
Merger and acquisition related expenses	(98)	—
Interest expense, net	(4,692)	(4,459)
Impact of interest rate swap	(252)	(378)
Income tax (provision) benefit	539	(1,099)
Accrued payment-in-kind dividend on preferred stock	(1,108)	(1,054)
Net loss available to common stockholders	$(1,856)	$(490)

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

Since completing our initial public offering in June 2004 through the three months ended March 31, 2010, we have completed 37 acquisitions.  The purchase price for these acquisitions consisted of approximately $256.6 million of cash and accrued future payments, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities, 5,281,892 shares of our common stock and 2,000,000 contingent earn-out shares, less a note receivable valued at $7.2 million.

There were no acquisitions during the three months ended March 31, 2010.  Information concerning our acquisitions may be found in our previously filed periodic and current reports.

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

The integration of the Live Earth acquisition, that was consummated on December 31, 2009, is proceeding smoothly with improved operating efficiency and increased volume.  As a result of this acquisition, we now have disposal capacity in the midwest with service to the upper east coast via rail.  Since this industry segment has a higher component of transportation costs, overall company profit margins are lower.

We have renewed our focus on growth by acquisition.  We continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.  In executing our acquisition strategy, we are placing particular emphasis on opportunities for greater internalization of waste into our Sunny Farms Landfill in Ohio and our Fort Bend County Landfill near Houston, Texas.  Given the unique opportunities for rail transportation of solid waste into our Sunny Farms Landfill and the limited local solid waste disposal capacity on the east coast, we are actively seeking to acquire collection and transfer station companies on the upper east coast.  We will also continue evaluating opportunistic potential acquisitions outside our existing footprint where we feel we can generate meaningful revenue and EBITDA growth.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three months ended March 31, 2010 and 2009 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Three months ended March 31, 2010:
Revenue	$12,158	$22,968	$9,790	$7,391	$—	$52,307	100.0
Cost of services	8,476	16,182	6,745	6,736	—	38,139	72.9
Depreciation and amortization	1,307	3,203	1,660	1,012	106	7,288	13.9
General and administrative	874	1,714	658	—	(14)	3,232	6.2
Operating income (loss)	$1,501	$1,869	$727	$(357)	$(92)	$3,648	7.0
Three months ended March 31, 2009:
Revenue	$12,346	$25,945	$9,899	$—	$—	$48,190	100.0
Cost of services	8,726	16,432	6,779	—	—	31,937	66.3
Depreciation and amortization	1,446	3,185	1,781	—	120	6,532	13.6
General and administrative	801	1,482	678	—	289	3,250	6.7
Operating income (loss)	$1,373	$4,846	$661	$—	$(409)	$6,471	13.4
Increase/(decrease) in 2010 compared to 2009:
Revenue	$(188)	$(2,977)	$(109)	$7,391	$—	$4,117
Cost of services	(250)	(250)	(34)	6,736	—	6,202
Depreciation and amortization	(139)	18	(121)	1,012	(14)	756
General and administrative	73	232	(20)	—	(303)	(18)
Operating income (loss)	$128	$(2,977)	$66	$(357)	$317	$(2,823)

Revenue. Total revenue for the three months ended March 31, 2010 increased $4.1 million, or 8.5%, to $52.3 million from $48.2 million for the three months ended March 31, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $7.9 million of the revenue increase while internal volume decreased $2.7 million, operational price decreases contributed $1.1 million, and pricing from fuel surcharges remained flat.  Severe weather during January and February of 2010 significantly impacted our collection and disposal revenues in several markets.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of new regions acquired which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $7.4 million of the revenue increase.  The revenue decrease of $3.0 million in Region II was primarily attributed to volume decreases of $2.2 million, price decreases of $1.1 million, and decreases in fuel surcharges of $0.2 million, partially offset by acquisition growth of $0.5 million.

Cost of services. Total cost of services for the three months ended March 31, 2010 increased $6.2 million, or 19.4%, to $38.1 million from $31.9 million for the three months ended March 31, 2009.  The increase in cost of services was primarily a result of acquisitions, partially offset by decreases in cost of services as a result of decreases in revenue.  Other factors that led to the increase included fuel, landfill site maintenance, and disposal costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $6.7 million of the increase in cost of services.  As mentioned above, severe weather impacted our revenues in several markets. As a result, cost of services in Region II decreased significantly less than the revenue decrease in this region.

Overall cost of services increased to 72.9% of revenue for the three months ended March 31, 2010 from 66.3% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV.  Cost of services in this region accounted for 91.1% of its revenue due to integration costs as well as higher transportation and disposal costs.  Other than the impact of Region IV, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 4.9% for the three months ended March 31, 2009 to 6.2% for the three months ended March 31, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended March 31, 2010 increased $0.8 million, or 11.6%, to $7.3 million from $6.5 million for the three months ended March 31, 2009.  These increases can be attributed to acquisitions, capital expenditures, and increased amortization corresponding with increased landfill volume usage.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Operating income	$3,648	7.0%	$6,471	13.4%
Interest expense, net	(4,692)	(9.0)	(4,459)	(9.2)
Impact of interest rate swap	(252)	(0.5)	(378)	(0.8)
Other income, net	9	0.0	29	0.1
Income tax (provision) benefit	539	1.0	(1,099)	(2.3)
Accrued payment-in-kind dividend on preferred stock	(1,108)	(2.1)	(1,054)	(2.2)
Net loss available to common stockholders	$(1,856)	(3.6)%	$(490)	(1.0)%

Interest expense, net. Interest expense, net for the three months ended March 31, 2010 increased $0.2 million, or 5.2%, to $4.7 million from $4.5 million for the three months ended March 31, 2009.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions.

Impact of interest rate swap. The impact of interest rate swap for the three months ended March 31, 2010 was attributable to a $2.0 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.8 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended March 31, 2009 consisted of a $1.6 million loss related to the realized portion of the interest rate swap and a $1.2 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 5 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax (provision) benefit. Income tax (provision) benefit for the three months ended March 31, 2010 as a percentage of pre-tax income (loss) was 41.9% as compared to 66.1% for the three months ended March 31, 2009.  The rate in the current year period is based on our anticipated 2010 annual effective income tax rate of 52.2% as compared to 43.4% for the three months ended March 31, 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 52.2%, income taxes during the three months ended March 31, 2010 reflected an additional 10.3% for discrete items related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended March 31, 2010 and 2009, respectively.

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

To address potential credit and liquidity issues, we consider several items.  Despite severe weather during January and February of 2010 which significantly impacted our collection and disposal revenues in several markets, we experienced a substantial upturn in March which provided approximately 45% of our first quarter EBITDA.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $94.9 million in available capacity under our current revolving credit agreement as of March 31, 2010 subject to customary covenant compliance.

The revolving credit facility is in effect until mid 2011.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report and Item 1A “Risk Factors” below.

 A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  We have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of March 31, 2010, we had total outstanding long-term debt of approximately $219.5 million, consisting of $150 million of senior notes, $67.5 million outstanding under our credit facilities, and approximately $2.0 million of various seller notes.  This represented a decrease of $0.5 million over our total debt outstanding as of December 31, 2009.  The decrease in outstanding debt since December 31, 2009 was primarily due to the repayment of $0.5 million on a seller note.  As of March 31, 2010, we had $67.5 million outstanding under the revolving credit facility and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $94.9 million in available capacity under the facility.  With $5.0 million cash on hand at March 31, 2010, our total capacity was approximately $99.9 million.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,368,892 shares of our common stock, which would represent approximately 31.7% of our outstanding common stock on a post-conversion basis as of March 31, 2010.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  After July 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 33.1% of our outstanding common stock on a post-conversion basis as of March 31, 2010.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2010 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 9, 2010.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $4.3 million and $14.9 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income (loss) as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation and unrealized gain on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $3.1 million and $8.6 million for the three months ended March 31, 2010 and 2009, respectively.  Acquisitions of businesses and capital expenditures for normal operations accounted for $1.3 million and $4.2 million of the decrease over the prior year period, respectively.

Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $0.6 million and $2.0 million, respectively.  Net cash used in financing activities mainly includes repayments of debt in all periods.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements.  Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 7 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2009.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2009.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At March 31, 2010, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of March 31, 2010, we have included 138 million cubic yards of expansion airspace with estimated development costs of approximately $103.0 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$2,893	$9,680
Accretion expense (in thousands)	294	628
	$3,187	$10,308
Airspace consumed (in thousands of cubic yards)	1,396	4,933
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.28	$2.09

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  This interest rate swap expires on November 1, 2010.  At March 31, 2010, the related floating rate was 0.25%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the three months ended March 31, 2010, the net difference between the fixed amount we paid and the floating amount we received was $2.0 million.  Considering the rates in effect at March 31, 2010, the impact of the swap agreement is estimated to result in a $4.7 million loss related to the realized portion of the interest rate swap over the next 12 months.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of March 31, 2010 and December 31, 2009, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $82.5 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $0.8 million annually while a 100 basis point decrease in interest rates would result in $0.8 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of March 31, 2010, the fair value of these notes, based on quoted market prices, was the same as the carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please read note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS.

In general, there have been no significant changes in our risk factors since December 31, 2009.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2010	44,327	(1)	$4.14	—	—
February 1 – February 28, 2010	17,745	(1)	$4.28	—	—
March 1 – March 31, 2010	—		—	—	—
Total	62,072	(1)	$4.18	—	—

(1)	Represents shares of WCA Waste Corporation’s common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: April 30, 2010

EXHIBIT INDEX

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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