Form 10-Q
period 2010-06-30
WCA WASTE CORP
filed 2010-08-05
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
or
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

As of August 2, 2010, there were 20,187,829 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,152	$4,329
Accounts receivable, net of allowance for doubtful accounts of $276 (unaudited) and $318, respectively	25,310	21,767
Deferred tax assets	1,452	1,452
Prepaid expenses and other	4,181	4,575
Total current assets	38,095	32,123

Property and equipment, net of accumulated depreciation and amortization of $146,547 (unaudited) and $135,286, respectively	314,370	320,724
Goodwill, net	64,975	65,318
Intangible assets, net	6,621	7,051
Deferred financing costs, net	3,922	3,628
Deferred tax assets	1,496	2,385
Other assets	152	145
Total assets	$429,631	$431,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,320	$10,013
Accrued liabilities and other	16,936	17,290
Interest rate swap	2,623	6,489
Note payable	416	1,231
Current maturities of long-term debt	500	500
Total current liabilities	33,795	35,523

Long-term debt, less current maturities and discount	219,047	219,516
Accrued closure and post-closure liabilities	13,482	13,993
Other long-term liabilities	1,814	1,813
Total liabilities	268,138	270,845

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 892 shares and 870 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 21,263 shares and 21,121 shares, respectively	213	211
Treasury stock, 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	196,429	193,821
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(33,061)	(31,415)
Total stockholders’ equity	161,493	160,529
Total liabilities and stockholders’ equity	$429,631	$431,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$60,295	$50,174	$112,602	$98,364
Expenses:
Cost of services	43,264	33,184	81,403	65,121
Depreciation and amortization	7,771	6,841	15,059	13,373
General and administrative (including stock-based compensation of $330, $453, $726 and $900, respectively)	2,586	3,404	5,818	6,654
Gain on sale of assets	(880)	(16)	(889)	(45)
	52,741	43,413	101,391	85,103
Operating income	7,554	6,761	11,211	13,261

Other income (expense):
Interest expense, net	(4,687)	(4,555)	(9,379)	(9,014)
Write-off of deferred financing costs	(184)	—	(184)	—
Impact of interest rate swap	68	(465)	(184)	(843)
	(4,803)	(5,020)	(9,747)	(9,857)

Income before income taxes	2,751	1,741	1,464	3,404
Income tax provision	(1,429)	(908)	(890)	(2,007)
Net income	1,322	833	574	1,397
Accrued payment-in-kind dividend on preferred stock	(1,112)	(1,062)	(2,220)	(2,116)
Net income (loss) available to common stockholders	$210	$(229)	$(1,646)	$(719)

Net income (loss) available to common stockholders:
Earnings per share — basic	$0.01	$(0.01)	$(0.08)	$(0.05)

Earnings per share — diluted	$0.01	$(0.01)	$(0.08)	$(0.05)

Weighted average shares outstanding — basic	19,580	15,810	19,552	15,776

Weighted average shares outstanding — diluted	19,735	15,810	19,552	15,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$574	$1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,059	13,373
Non-cash compensation charge	726	900
Amortization of deferred financing costs	655	615
Write-off of deferred financing costs	184	—
Deferred tax provision	890	2,007
Accretion expense for closure and post-closure obligations	561	312
Gain on sale of assets	(889)	(45)
Unrealized gain on interest rate swap	(3,866)	(2,401)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,543)	4,485
Prepaid expenses and other	469	(1,233)
Accounts payable and other liabilities	1,578	160
Net cash provided by operating activities	12,398	19,570

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(1,349)
Proceeds from sale of assets	2,306	55
Capital expenditures	(10,248)	(16,099)
Net cash used in investing activities	(7,942)	(17,393)

Cash flows from financing activities:
Principal payments on long-term debt	(500)	(163)
Net change in revolving line of credit	—	8,383
Deferred financing costs	(1,133)	(221)
Net cash provided by (used in) financing activities	(1,633)	7,999

Net change in cash and cash equivalents	2,823	10,176
Cash and cash equivalents at beginning of period	4,329	955
Cash and cash equivalents at end of period	$7,152	$11,131

Supplemental cash flow information:
Interest paid	$8,509	$8,470
Interest rate swap paid	4,075	2,288
Income taxes paid	515	345

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 9, 2010 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009.  The unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

In preparing its financial statements, the Company makes numerous estimates and assumptions affecting the accounting for, and recognition and disclosure of, assets, liabilities, stockholders’ equity, revenues and expenses.  The most difficult, uncertain and subjective estimates and assumptions that the Company makes relate to accounting for landfills, asset impairments, and self-insurance reserves and recoveries.  The Company makes estimates and assumptions because some of the information that it uses in accounting, recognition and disclosure depends upon future events and other information cannot be precisely determined based on available data or based on generally accepted methodologies.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

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

2. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  The plan authorized the issuance of up to 2,250,000 shares of the Company’s common stock.  As of June 30, 2010, there were approximately 108,000 remaining shares of the Company’s common stock authorized for issuance.

During the six months ended June 30, 2010, a total of 223,960 restricted shares of the Company’s common stock were granted to certain of the Company’s officers with an aggregate market value of $0.9 million on the grant dates.  There were no restricted share grants during the three months ended June 30, 2010.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	648	$4.55		638	$5.10
Granted	—	—		224	4.16
Vested	(86)	4.61		(296)	5.45
Forfeited	(1)	7.17		(5)	5.54
Unvested at June 30, 2010	561	$4.54	2.22	561	$4.54	2.22

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	515	$9.52		525	$9.52
Grants	—	—		—	—
Forfeitures	(4)	9.50		(14)	9.50
Outstanding at June 30, 2010	511	$9.52	4.00	511	$9.52	4.00

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of June 30, 2010, there was no intrinsic value as of June 30, 2010.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

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

The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,322	$833	$574	$1,397
Accrued payment-in-kind dividend on preferred stock	(1,112)	(1,062)	(2,220)	(2,116)
Net income (loss) available to common stockholders	$210	$(229)	$(1,646)	$(719)

Denominator:
Weighted average basic shares outstanding	19,580	15,810	19,552	15,776
Dilutive effect of restricted share issuances	155	—	—	—
Weighted average diluted shares outstanding	19,735	15,810	19,552	15,776

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.08)	$(0.05)
Diluted	$0.01	$(0.01)	$(0.08)	$(0.05)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Stock options	511	534	511	534
Restricted shares	57	685	561	685
Convertible preferred stock	9,485	9,028	9,415	8,962
Convertible debt	154	790	154	790
	10,207	11,037	10,641	10,971

4. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (3.61% and 3.24% at June 30, 2010 and December 31, 2009, respectively)	67,500	67,500
Seller note, with two installments of $500 due on January 15, 2010 and 2011	472	941
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	219,547	220,016
Less current maturities	500	500
	$219,047	$219,516

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of June 30, 2010.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.  As of June 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $145.5 million compared to a carrying amount of $150 million.

On June 30, 2010, the Company, Comerica Bank, in its capacity as Administrative Agent, together with Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between the Company, Comerica Bank as administrative agent and certain other lenders set forth therein, as previously amended.  Regions Bank, Branch Banking and Trust Company, and CoBank, ACB have become new participating lenders under the Credit Agreement.

The Amendment extended the term of the Credit Agreement and the revolving credit facility, which would have expired on July 5, 2011, to January 31, 2014.  The Amendment also increased the total revolving credit commitments available to the Company from the participating lenders under the Credit Agreement to $200 million from $175 million.  The Company incurred $1.0 million of financing costs associated with the Amendment.  In addition, the Company wrote off $0.2 million of deferred financing costs in proportion to reduced commitments from the original participating lenders.

The Amendment modified some of the pricing terms and conditions of the Credit Agreement; however, such modifications will not significantly increase the Company’s borrowing costs at current borrowing levels.  In lieu of an unused commitment fee, the Company is required to pay, quarterly in arrears, an annual facility fee in an amount ranging from 0.375% to 0.875% of the total revolving credit commitments of $200 million available under the Credit Agreement (the “Facility Fee”).   The Company is also obligated to pay an annual letter of credit fee in an amount ranging from 2.125% to 2.625% of the letter of credit obligations outstanding under the Credit Agreement (the “L/C Fee”).  Any borrowings under the Credit Agreement will bear interest at either (x) the Eurodollar London Interbank Offered Rate (“LIBOR”) for the applicable interest period, plus a spread ranging from 2.125% to 2.625% per annum (a “LIBOR Loan”) or (y) a base rate equal to the greater of (1) the Federal Funds Rate plus 1%, (2) the Prime Rate as published by Comerica Bank from time to time, or (3) one-month LIBOR plus 1.00%, plus a spread ranging  from 1.625% to 2.125% (a “Base Rate Loan”).  The Facility Fee, the L/C Fee and the applicable spread on a LIBOR Loan and a Base Rate Loan depends on the Company’s Leverage Ratio (as such term is defined in the Credit Agreement as previously amended).  From the date of the Amendment until the Company’s Compliance Certificate is delivered to the administrative agent for the fiscal quarter ended June 30, 2010, the Facility Fee will be 0.625%, the L/C Fee will be 2.625% and the spreads applicable to LIBOR Loans and Base Rate Loans will be 2.625% and 2.125%, respectively.  The Amendment did not result in any material modifications to the representations and warranties, covenants or other terms and provisions of the Credit Agreement.

As of June 30, 2010, there were $67.5 million outstanding under the Credit Agreement and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $119.9 million in available capacity.  With $7.2 million cash on hand at June 30, 2010, the total capacity was approximately $127.1 million.  The carrying amount of our revolving credit facility approximates its fair value because interest rates and pricing are variable and, therefore, approximate current market rates for instruments with similar risk and maturities.  The fair value of our debt is determined as of our balance sheet date and is subject to change.

5. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  This interest rate swap expires on November 1, 2010.  At June 30, 2010, the related floating rate was 0.53%.  Considering the rates in effect at June 30, 2010, the impact of the swap agreement is estimated to result in a $2.6 million loss related to the realized portion of the interest rate swap over the next 12 months.

At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the three and six months ended June 30, 2010, the Company reflected approximately $0.1 million net gain and $0.2 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $2.0 million and $4.1 million, respectively, and the unrealized gain in the mark to market of the swap was $2.1 million and $3.9 million, respectively, for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company reflected approximately $0.5 million and $0.8 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $1.7 million and $3.2 million, respectively, and the unrealized gain in the mark to market of the swap was $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2009.

6. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 by level within the fair value hierarchy.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$2,623	$—	$2,623
Total liabilities	$—	$2,623	$—	$2,623

7. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At June 30, 2010, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not yet commenced operations as of June 30, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The Company may not be successful in obtaining expansion permits for airspace that has been considered probable.  If not successful in obtaining these permits, certain previously capitalized costs will be charged to expense.

Closure and Post-Closure Obligations

The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of a landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period between 5 and 30 years depending on type and location.

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  The Company’s ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2009 to June 30, 2010:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2009	$218,252	$13,993
Capital expenditures	4,902	—
Amortization expense	(6,372)	—
Obligations incurred and capitalized	358	358
Revisions to estimates of closure and post-closure activities	(1,430)	(1,430)
Interest accretion	—	561
June 30, 2010	$215,710	$13,482

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2010	2009
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	13,482	13,993
Total recorded	$13,482	$13,993

The Company’s total anticipated cost for future closure and post-closure activities is $183.6 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $38.5 million and $39.4 million at June 30, 2010 and December 31, 2009, respectively.

8. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax provision for the six months ended June 30, 2010 as a percentage of pre-tax income was 60.8% as compared to 59.0% for the six months ended June 30, 2009.  The rate in the current period is based on the Company’s anticipated 2010 annual effective income tax rate of 51.7% as compared to 45.1% for the six months ended June 30, 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 51.7%, the Company reflected an additional 9.1% of income taxes in the six months ended June 30, 2010 for discrete items within the period mainly related to stock-based compensation expense.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the six months ended June 30, 2010, the Company accrued approximately $1.3 thousand of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $26.3 thousand in the balance of unrecognized tax benefits for a tax position related to prior years.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company issued 218,762 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.  These shares vest over three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2009 to June 30, 2010:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2009	$9	$211	$(5,322)	$193,821	$3,225	$(31,415)	$160,529
Net income	—	—	—	—	—	574	574
Accrued payment-in-kind dividend on preferred stock	—	—	—	2,220	—	(2,220)	—
Issuance of restricted shares to employees	—	2	—	(2)	—	—	—
Accretion of unearned compensation	—	—	—	715	—	—	715
Restricted shares withheld	—	—	—	(325)	—	—	(325)
June 30, 2010	$9	$213	$(5,322)	$196,429	$3,225	$(33,061)	$161,493

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

10. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Collection:
Residential	$13,005	$13,799	$26,309	$27,265
Commercial	6,167	6,243	12,588	12,391
Roll-off	11,580	12,068	21,565	23,769
Total collection	30,752	32,110	60,462	63,425
Disposal	27,207	18,476	48,279	35,555
Less Intercompany	7,671	6,673	13,801	12,769
Disposal, net	19,536	11,803	34,478	22,786
Transfer and other	13,203	9,284	23,433	18,028
Less Intercompany	3,196	3,023	5,771	5,875
Transfer and other, net	10,007	6,261	17,662	12,153
Total revenue	$60,295	$50,174	$112,602	$98,364

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three and six months ended June 30, 2010 and 2009:

	Region I	Region II	Region III	Region IV	Corporate	Total
Three months ended June 30, 2010:
Revenue	$13,018	$24,804	$11,498	$10,975	$—	$60,295
Depreciation and amortization	1,377	3,385	1,673	1,215	121	7,771
Operating income	1,470	2,511	2,928	147	498	7,554
Capital expenditures	288	3,935	2,705	234	6	7,168
Three months ended June 30, 2009:
Revenue	$12,942	$25,991	$11,241	$—	$—	$50,174
Depreciation and amortization	1,485	3,315	1,915	—	126	6,841
Operating income (loss)	1,590	4,466	1,276	—	(571)	6,761
Capital expenditures	2,317	6,261	269	—	16	8,863

Six months ended June 30, 2010:
Revenue	$25,176	$47,772	$21,288	$18,366	$—	$112,602
Depreciation and amortization	2,684	6,588	3,333	2,227	227	15,059
Operating income (loss)	2,971	4,389	3,655	(210)	406	11,211
Capital expenditures	571	6,231	2,785	652	9	10,248
Six months ended June 30, 2009:
Revenue	$25,288	$51,936	$21,140	$—	$—	$98,364
Depreciation and amortization	2,931	6,500	3,696	—	246	13,373
Operating income (loss)	2,991	9,312	1,938	—	(980)	13,261
Capital expenditures	4,555	10,449	1,075	—	20	16,099
Capital expenditures (Acquisitions)	—	—	1,872	—	—	1,872

Total assets:
June 30, 2010	$79,950	$175,504	$100,486	$46,362	$27,329	$429,631
December 31, 2009	81,983	176,913	101,304	45,122	26,052	431,374

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of June 30, 2010, we served approximately 326,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of June 31, 2010, we owned and/or operated 25 landfills, 25 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, one transfer station is idle, and we operate but do not own three of the transfer stations.

General Review of Results for the Three and Six Months Ended June 30, 2010

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three and six months ended June 30, 2010 was 74.3% and 70.9%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Collection	43.3%	53.6%	45.8%	54.2%
Disposal	38.2%	30.9%	36.5%	30.4%
Transfer and other	18.5%	15.5%	17.7%	15.4%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Collection:
Residential	$13,005	$13,799	$26,309	$27,265
Commercial	6,167	6,243	12,588	12,391
Roll-off	11,580	12,068	21,565	23,769
Total collection	30,752	32,110	60,462	63,425
Disposal	27,207	18,476	48,279	35,555
Less Intercompany	7,671	6,673	13,801	12,769
Disposal, net	19,536	11,803	34,478	22,786
Transfer and other	13,203	9,284	23,433	18,028
Less Intercompany	3,196	3,023	5,771	5,875
Transfer and other, net	10,007	6,261	17,662	12,153
Total revenue	$60,295	$50,174	$112,602	$98,364

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$15,361	$13,861	$26,404	$26,893
Depreciation and amortization	(7,771)	(6,841)	(15,059)	(13,373)
Merger and acquisition related expenses	(36)	(259)	(134)	(259)
Interest expense, net	(4,687)	(4,555)	(9,379)	(9,014)
Write-off of deferred financing costs	(184)	—	(184)	—
Impact of interest rate swap	68	(465)	(184)	(843)
Income tax provision	(1,429)	(908)	(890)	(2,007)
Accrued payment-in-kind dividend on preferred stock	(1,112)	(1,062)	(2,220)	(2,116)
Net income (loss) available to common stockholders	$210	$(229)	$(1,646)	$(719)

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

Since completing our initial public offering in June 2004 through the six months ended June 30, 2010, we have completed 37 acquisitions.  The purchase price for these acquisitions consisted of approximately $256.6 million of cash and accrued future payments, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities, 5,281,892 shares of our common stock and 2,000,000 contingent earn-out shares, less a note receivable valued at $7.2 million.

There were no acquisitions during the six months ended June 30, 2010.  Information concerning our acquisitions may be found in our previously filed periodic and current reports.

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

We have renewed our focus on growth by acquisition.  We continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure.  In executing our acquisition strategy, we are placing particular emphasis on opportunities for greater internalization of waste into our Sunny Farms Landfill in Ohio and our Fort Bend County Landfill near Houston, Texas.  Given the unique opportunities for rail transportation of solid waste into our Sunny Farms Landfill and the limited local solid waste disposal capacity on the east coast, we are actively seeking to acquire collection and transfer station companies on the upper east coast.  We will also continue evaluating opportunistic potential acquisitions outside our existing footprint where we feel we can generate meaningful revenue and EBITDA growth.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three months ended June 30, 2010 and 2009 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Three months ended June 30, 2010:
Revenue	$13,018	$24,804	$11,498	$10,975	$—	$60,295	100.0
Cost of services	9,147	17,201	7,303	9,613	—	43,264	71.8
Depreciation and amortization	1,377	3,385	1,673	1,215	121	7,771	12.9
General and administrative	874	1,713	618	—	(619)	2,586	4.3
(Gain) loss on sale of assets	150	(6)	(1,024)	—	—	(880)	(1.5)
Operating income	$1,470	$2,511	$2,928	$147	$498	$7,554	12.5
Three months ended June 30, 2009:
Revenue	$12,942	$25,991	$11,241	$—	$—	$50,174	100.0
Cost of services	9,067	16,730	7,387	—	—	33,184	66.2
Depreciation and amortization	1,485	3,315	1,915	—	126	6,841	13.6
General and administrative	801	1,480	678	—	445	3,404	6.8
Gain on sale of assets	(1)	—	(15)	—	—	(16)	0.0
Operating income (loss)	$1,590	$4,466	$1,276	$—	$(571)	$6,761	13.4
Increase/(decrease) in 2010 compared to 2009:
Revenue	$76	$(1,187)	$257	$10,975	$—	$10,121
Cost of services	80	471	(84)	9,613	—	10,080
Depreciation and amortization	(108)	70	(242)	1,215	(5)	930
General and administrative	73	233	(60)	—	(1,064)	(818)
(Gain) loss on sale of assets	151	(6)	(1,009)	—	—	(864)
Operating income (loss)	$(120)	$(1,955)	$1,652	$147	$1,069	$793

Revenue. Total revenue for the three months ended June 30, 2010 increased $10.1 million, or 20.2%, to $60.3 million from $50.2 million for the three months ended June 30, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $11.5 million of the revenue growth while internal volume decreased $0.3 million, operational price decreases contributed $1.0 million, and pricing from fuel surcharges increased $0.6 million.  In addition, the revenue was negatively impacted by $0.7 million due to the asset sale of our Jonesboro operations in April 2010.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of new regions acquired which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $11.0 million of the revenue increase.  The revenue decrease of $1.2 million in Region II was primarily attributed to volume decreases of $1.3 million, price decreases of $0.5 million, partially offset by acquisition growth of $0.5 million and increases in fuel surcharges of $0.1 million.

Cost of services. Total cost of services for the three months ended June 30, 2010 increased $10.1 million, or 30.4%, to $43.3 million from $33.2 million for the three months ended June 30, 2009.  The increase in cost of services was primarily a result of acquisitions.  Other factors that led to the increase included fuel and insurance costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $9.6 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue primarily due to rising fuel costs in the region as well as higher insurance costs in Oklahoma.

Overall cost of services increased to 71.8% of revenue for the three months ended June 30, 2010 from 66.2% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV.  Cost of services in this region accounted for 87.6% of its revenue due to integration costs as well as higher transportation and disposal costs.  Other than the impact of Region IV, higher fuel and insurance costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.2% for the three months ended June 30, 2009 to 5.9% for the three months ended June 30, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended June 30, 2010 increased by 13.6% to $7.8 million from $6.8 million for the three months ended June 30, 2009.  The increase can be attributed to the acquisition of Region IV, partially offset by decreased amortization associated with volume decline in other regions.

General and administrative. Total general and administrative expense for the three months ended June 30, 2010 decreased $0.8 million, or 24.0%, to $2.6 million from $3.4 million for the three months ended June 30, 2009.  The decrease in general and administrative expense was mainly attributable to decreases in payroll-related expenses, and merger and acquisition related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.8% of revenue during the three months ended June 30, 2009 to 4.3% of revenue during the three months ended June 30, 2010.

(Gain) loss on sale of assets. (Gain) loss on sale of assets for the three months ended June 30, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
Operating income	$7,554	12.5%	$6,761	13.4%
Interest expense, net	(4,687)	(7.8)	(4,555)	(9.1)
Write-off of deferred financing costs	(184)	(0.3)	—	—
Impact on interest rate swap	68	0.1	(465)	(0.9)
Income tax provision	(1,429)	(2.4)	(908)	(1.8)
Accrued payment-in-kind dividend on preferred stock	(1,112)	(1.8)	(1,062)	(2.1)
Net income (loss) available to common stockholders	$210	0.3%	$(229)	(0.5)%

Interest expense, net. Interest expense, net for the three months ended June 30, 2010 increased $0.1 million, or 2.9%, to $4.7 million from $4.6 million for the three months ended June 30, 2009.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions.

Write-off of deferred financing costs.  The $0.2 million write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of an amendment on June 30, 2010, which extended the term of the credit agreement from July 5, 2011 to January 31, 2014 and increased our borrowing capacity from $175 million to $200 million under the agreement.

Impact of interest rate swap. The impact of interest rate swap for the three months ended June 30, 2010 was attributable to a $2.0 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $2.1 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended June 30, 2009 consisted of a $1.7 million loss related to the realized portion of the interest rate swap and a $1.2 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 5 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the three months ended June 30, 2010 as a percentage of pre-tax income was 51.9% as compared to 52.2% for the three months ended June 30, 2009.  The rate in the current year period is based on our anticipated 2010 annual effective income tax rate of 51.7% as compared to 45.1% for the same period in 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 51.7%, income taxes during the first six months of 2010 reflected an additional 9.1% for discrete items mainly related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the six months ended June 30, 2010 and 2009 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Six months ended June 30, 2010:
Revenue	$25,176	$47,772	$21,288	$18,366	$—	$112,602	100.0
Cost of services	17,623	33,383	14,048	16,349	—	81,403	72.3
Depreciation and amortization	2,684	6,588	3,333	2,227	227	15,059	13.4
General and administrative	1,748	3,427	1,276	—	(633)	5,818	5.1
(Gain) loss on sale of assets	150	(15)	(1,024)	—	—	(889)	(0.8)
Operating income (loss)	$2,971	$4,389	$3,655	$(210)	$406	$11,211	10.0
Six months ended June 30, 2009:
Revenue	$25,288	$51,936	$21,140	$—	$—	$98,364	100.0
Cost of services	17,793	33,162	14,166	—	—	65,121	66.2
Depreciation and amortization	2,931	6,500	3,696	—	246	13,373	13.6
General and administrative	1,602	2,962	1,356	—	734	6,654	6.8
Gain on sale of assets	(29)	—	(16)	—	—	(45)	(0.1)
Operating income (loss)	$2,991	$9,312	$1,938	$—	$(980)	$13,261	13.5
Increase/(decrease) in 2010 compared to 2009:
Revenue	$(112)	$(4,164)	$148	$18,366	$—	$14,238
Cost of services	(170)	221	(118)	16,349	—	16,282
Depreciation and amortization	(247)	88	(363)	2,227	(19)	1,686
General and administrative	146	465	(80)	—	(1,367)	(836)
(Gain) loss on sale of assets	179	(15)	(1,008)	—	—	(844)
Operating income (loss)	$(20)	$(4,923)	$1,717	$(210)	$1,386	$(2,050)

Revenue. Total revenue for the six months ended June 30, 2010 increased $14.2 million, or 14.5%, to $112.6 million from $98.4 million for the six months ended June 30, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $19.5 million of the revenue growth while internal volume decreased $2.5 million, operational price decreases contributed $2.7 million, and pricing from fuel surcharges increased $0.5 million.  In addition, the revenue was negatively impacted by $0.6 million due to the asset sale of our Jonesboro operations in April 2010 as well as severe weather during January and February of 2010 which significantly affected our collection and disposal revenues in several markets.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of new regions acquired which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $18.4 million of the revenue increase.  The revenue decrease of $4.2 million in Region II was primarily attributed to volume decreases of $3.1 million, price decreases of $2.0 million, and decreases in fuel surcharges of $0.2 million, partially offset by acquisition growth of $1.1 million.

Cost of services. Total cost of services for the six months ended June 30, 2010 increased $16.3 million, or 25.0%, to $81.4 million from $65.1 million for the six months ended June 30, 2009.  The increase in cost of services was primarily a result of acquisitions.  Other factors that led to the increase included fuel and insurance costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $16.3 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue primarily due to rising fuel costs in the region, higher insurance costs in Oklahoma, and more landfill site maintenance costs in Texas.

Overall cost of services increased to 72.3% of revenue for the six months ended June 30, 2010 from 66.2% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV.  Cost of services in this region accounted for 89.0% of its revenue due to integration costs as well as higher transportation and disposal costs.  Other than the impact of Region IV, higher fuel and insurance costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.0% for the six months ended June 30, 2009 to 6.0% for the six months ended June 30, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the six months ended June 30, 2010 increased $1.7 million, or 12.6%, to $15.1 million from $13.4 million for the six months ended June 30, 2009.  The increase can be attributed to the acquisition of Region IV, partially offset by decreased amortization associated with volume decline in other regions.

General and administrative. Total general and administrative expense for the six months ended June 30, 2010 decreased by 12.6% to $5.8 million from $6.7 million for the six months ended June 30, 2009.  The decrease in general and administrative expense was mainly attributable to decreases in payroll-related expenses, and merger and acquisition related expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.8% of revenue during the six months ended June 30, 2009 to 5.1% of revenue during the six months ended June 30, 2010.

(Gain) loss on sale of assets. (Gain) loss on sale of assets for the six months ended June 30, 2010 was $0.8 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
Operating income	$11,211	10.0%	$13,261	13.5%
Interest expense, net	(9,379)	(8.3)	(9,014)	(9.2)
Write-off of deferred financing costs	(184)	(0.2)	—	—
Impact on interest rate swap	(184)	(0.2)	(843)	(0.9)
Income tax provision	(890)	(0.8)	(2,007)	(2.0)
Accrued payment-in-kind dividend on preferred stock	(2,220)	(2.0)	(2,116)	(2.1)
Net loss available to common stockholders	$(1,646)	(1.5)%	$(719)	(0.7)%

Interest expense, net. Interest expense, net for the six months ended June 30, 2010 increased $0.4 million, or 4.0%, to $9.4 million from $9.0 million for the six months ended June 30, 2009.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions.

Write-off of deferred financing costs.  The $0.2 million write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of an amendment on June 30, 2010, which extended the term of the credit agreement from July 5, 2011 to January 31, 2014 and increased our borrowing capacity from $175 million to $200 million under the agreement.

Impact of interest rate swap. The impact of interest rate swap for the six months ended June 30, 2010 was attributable to a $4.1 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $3.9 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the six months ended June 30, 2009 consisted of a $3.2 million loss related to the realized portion of the interest rate swap and a $2.4 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 5 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the six months ended June 30, 2010 as a percentage of pre-tax income was 60.8% as compared to 59.0% for the six months ended June 30, 2009.  The rate in the current year period is based on our anticipated 2010 annual effective income tax rate of 51.7% as compared to 45.1% for the same period in 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 51.7%, income taxes during the first six months of 2010 reflected an additional 9.1% for discrete items mainly related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $2.2 million and $2.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the six months ended June 30, 2010 and 2009, respectively.

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

To address potential credit and liquidity issues, we consider several items.  Despite severe weather during January and February of 2010 which significantly impacted our collection and disposal revenues in several markets, our EBITDA has improved since March 2010.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $119.9 million in available capacity under our current revolving credit agreement as of June 30, 2010 subject to customary covenant compliance.

A recent amendment to our revolving credit agreement on June 30, 2010 extends the term until January 31, 2014 and increases our borrowing capacity from $175 million to $200 million.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report and Item 1A “Risk Factors” below.  For further information about our credit facility, please see “Bank Credit Facility” below.

A portion of our capital additions is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of June 30, 2010, we had total outstanding long-term debt of approximately $219.5 million, consisting of $150 million of senior notes, $67.5 million outstanding under our credit facilities, and approximately $2.0 million of various seller notes.  This represented a decrease of $0.5 million over our total debt outstanding as of December 31, 2009.  The decrease in outstanding debt since December 31, 2009 was primarily due to the repayment of $0.5 million on a seller note.  As of June 30, 2010, we had $67.5 million outstanding under the revolving credit facility and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $119.9 million in available capacity under the facility.  With $7.2 million cash on hand at June 30, 2010, our total capacity was approximately $127.1 million.

9.25% Senior Notes Due 2014

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period. The defined terms are set forth in the indenture.  As of June 30, 2010, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

On June 30, 2010, we, Comerica Bank, in its capacity as Administrative Agent, together with Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between us, Comerica Bank as administrative agent and certain other lenders set forth therein, as previously amended.  Regions Bank, Branch Banking and Trust Company, and CoBank, ACB have become new participating lenders under the Credit Agreement.

The Amendment extended the term of the Credit Agreement and the revolving credit facility, which would have expired on July 5, 2011, to January 31, 2014.  The Amendment also increased the total revolving credit commitments available to us from the participating lenders under the Credit Agreement to $200 million from $175 million.  We incurred $1.0 million of financing costs associated with the Amendment.  In addition, we wrote off $0.2 million of deferred financing costs in proportion to reduced commitments from the original participating lenders.

The Amendment modified some of the pricing terms and conditions of the Credit Agreement; however, such modifications will not significantly increase our borrowing costs at current borrowing levels.  In lieu of an unused commitment fee, we are required to pay, quarterly in arrears, an annual facility fee in an amount ranging from 0.375% to 0.875% of the total revolving credit commitments of $200 million available under the Credit Agreement (the “Facility Fee”).   We are also obligated to pay an annual letter of credit fee in an amount ranging from 2.125% to 2.625% of the letter of credit obligations outstanding under the Credit Agreement (the “L/C Fee”).  Any borrowings under the Credit Agreement will bear interest at either (x) the Eurodollar London Interbank Offered Rate (“LIBOR”) for the applicable interest period, plus a spread ranging from 2.125% to 2.625% per annum (a “LIBOR Loan”) or (y) a base rate equal to the greater of (1) the Federal Funds Rate plus 1%, (2) the Prime Rate as published by Comerica Bank from time to time, or (3) one-month LIBOR plus 1.00%, plus a spread ranging  from 1.625% to 2.125% (a “Base Rate Loan”).  The Facility Fee, the L/C Fee and the applicable spread on a LIBOR Loan and a Base Rate Loan depends on our Leverage Ratio (as such term is defined in the Credit Agreement as previously amended).  From the date of the Amendment until our Compliance Certificate is delivered to the administrative agent for the fiscal quarter ended June 30, 2010, the Facility Fee will be 0.625%, the L/C Fee will be 2.625% and the spreads applicable to LIBOR Loans and Base Rate Loans will be 2.625% and 2.125%, respectively.  The Amendment did not result in any material modifications to the representations and warranties, covenants or other terms and provisions of the Credit Agreement.

Our credit facility is subject to various financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), maintain specified debt service ratios, limit capital expenditures, and maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that would not correspond to GAAP or Non-GAAP measures disclosed in this report and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

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

In February 2010, the definitions of “Pro Forma Adjusted EBITDA” and “Pro Forma Adjusted EBITDA Debt Service Ratio” were amended and “Consolidated Net Interest Expense” was added as a further defined term to the Credit Agreement.  The purpose of such definitional modifications and addition are as follows:

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

As of June 30, 2010, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,484,829 shares of our common stock, which would represent approximately 32.0% of our outstanding common stock on a post-conversion basis as of June 30, 2010.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  On July 27, 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 33.1% of our outstanding common stock on a post-conversion basis as of June 30, 2010.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or six months ended June 30, 2010 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 9, 2010.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $12.4 million and $19.6 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation, write-off of deferred financing costs, deferred taxes, gain on sale of assets and unrealized gain on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $10.2 million and $17.5 million for the six months ended June 30, 2010 and 2009, respectively.  Acquisitions of businesses and capital expenditures for normal operations accounted for $1.3 million and $5.9 million of the decrease over the prior year period, respectively.  A $2.3 million increase in proceeds from sale of assets also contributed to the decrease in net cash used in investing activities.

Net cash provided by (used in) financing activities for the six months ended June 30, 2010 and 2009 was $(1.6) million and $8.0 million, respectively.  Net cash provided by (used in) financing activities mainly includes repayments of debt, borrowings under our credit facilities, and additional financing costs that have been incurred and capitalized.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off balance sheet arrangements.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At June 30, 2010, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of June 30, 2010, we have included 138 million cubic yards of expansion airspace with estimated development costs of approximately $102.3 million in our calculation of the rates used for the amortization of landfill costs.

Closure and Post-Closure Obligations

We have material financial commitments for the costs associated with our future obligations for final closure, which is the closure of the landfill, the capping of the final uncapped areas of a landfill and post-closure maintenance of those facilities, which is generally expected to be for a period between 5 and 30 years depending on type and location.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2010 and the year ended December 31, 2009:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$6,372	$9,680
Accretion expense (in thousands)	561	628
	$6,933	$10,308
Airspace consumed (in thousands of cubic yards)	3,095	4,933
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.24	$2.09

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  This interest rate swap expires on November 1, 2010.  At June 30, 2010, the related floating rate was 0.53%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the six months ended June 30, 2010, the net difference between the fixed amount we paid and the floating amount we received was $4.1 million.  Considering the rates in effect at June 30, 2010, the impact of the swap agreement is estimated to result in a $2.6 million loss related to the realized portion of the interest rate swap over the next 12 months.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of June 30, 2010 and December 31, 2009, we had no debt outstanding that bears interest at variable or floating rates.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $132.5 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.3 million annually while a 100 basis point decrease in interest rates would result in $1.3 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of June 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $145.5 million compared to a carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2010	3,513	(1)	$4.75	—	—
May 1 – May 31, 2010	4,769	(1)	$4.96	—	—
June 1 – June 30, 2010	5,790	(1)	$4.51	—	—
Total	14,072	(1)	$4.72	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: August 5, 2010

EXHIBIT INDEX

10.1
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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