Form 10-Q
period 2010-10-29
WCA WASTE CORP
filed 2010-10-29
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
or
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

As of October 26, 2010, there were 20,504,097 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,105	$4,329
Accounts receivable, net of allowance for doubtful accounts of $588 (unaudited) and $318, respectively	26,115	21,767
Deferred tax assets	1,452	1,452
Prepaid expenses and other	3,138	4,575
Total current assets	34,810	32,123

Property and equipment, net of accumulated depreciation and amortization of $152,678 (unaudited) and $135,286, respectively	317,759	320,724
Goodwill, net	67,460	65,318
Intangible assets, net	7,196	7,051
Deferred financing costs, net	3,566	3,628
Deferred tax assets	454	2,385
Other assets	160	145
Total assets	$431,405	$431,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,260	$10,013
Accrued liabilities and other	19,455	17,290
Interest rate swap	713	6,489
Note payable	—	1,231
Current maturities of long-term debt	500	500
Total current liabilities	33,928	35,523

Long-term debt, less current maturities and discount	219,059	219,516
Accrued closure and post-closure liabilities	13,921	13,993
Other long-term liabilities	1,815	1,813
Total liabilities	268,723	270,845

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 914 shares and 870 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 21,578 shares and 21,121 shares, respectively	216	211
Treasury stock, 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	197,970	193,821
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(33,416)	(31,415)
Total stockholders’ equity	162,682	160,529
Total liabilities and stockholders’ equity	$431,405	$431,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$59,279	$49,546	$171,881	$147,910
Expenses:
Cost of services	42,055	32,786	123,458	97,907
Depreciation and amortization	7,623	6,714	22,682	20,087
General and administrative (including stock-based compensation of $312, $438, $1,038 and $1,338, respectively)	2,925	3,060	8,743	9,714
Gain on sale of assets	(7)	(46)	(896)	(91)
	52,596	42,514	153,987	127,617
Operating income	6,683	7,032	17,894	20,293

Other income (expense):
Interest expense, net	(4,811)	(4,511)	(14,190)	(13,525)
Write-off of deferred financing costs	—	—	(184)	—
Impact of interest rate swap	(47)	(905)	(231)	(1,748)
	(4,858)	(5,416)	(14,605)	(15,273)

Income before income taxes	1,825	1,616	3,289	5,020
Income tax provision	(1,042)	(790)	(1,932)	(2,797)
Net income	783	826	1,357	2,223
Accrued payment-in-kind dividend on preferred stock	(1,138)	(1,076)	(3,358)	(3,192)
Net loss available to common stockholders	$(355)	$(250)	$(2,001)	$(969)

Net loss available to common stockholders:
Earnings per share — basic	$(0.02)	$(0.02)	$(0.10)	$(0.06)

Earnings per share — diluted	$(0.02)	$(0.02)	$(0.10)	$(0.06)

Weighted average shares outstanding — basic	19,635	15,850	19,580	15,801

Weighted average shares outstanding — diluted	19,635	15,850	19,580	15,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,357	$2,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,682	20,087
Non-cash compensation charge	1,038	1,338
Amortization of deferred financing costs	1,011	931
Write-off of deferred financing costs	184	—
Deferred tax provision	1,932	2,797
Accretion expense for closure and post-closure obligations	828	469
Gain on sale of assets	(896)	(91)
Unrealized gain on interest rate swap	(5,776)	(3,429)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,306)	5,745
Prepaid expenses and other	917	(1,353)
Accounts payable and other liabilities	3,937	2,342
Net cash provided by operating activities	22,908	31,059

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,407)	(3,689)
Proceeds from sale of assets	2,327	146
Capital expenditures	(20,419)	(20,501)
Net cash used in investing activities	(21,499)	(24,044)

Cash flows from financing activities:
Principal payments on long-term debt	(500)	(167)
Net change in revolving line of credit	—	(117)
Deferred financing costs	(1,133)	(221)
Net cash used in financing activities	(1,633)	(505)

Net change in cash and cash equivalents	(224)	6,510
Cash and cash equivalents at beginning of period	4,329	955
Cash and cash equivalents at end of period	$4,105	$7,465

Supplemental cash flow information:
Interest paid	$9,635	$9,267
Interest rate swap paid	6,103	3,964
Income taxes paid	515	509

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 9, 2010 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009.  The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

2. ACQUISITIONS

The Company completed two acquisitions during the nine months ended September 30, 2010.  On August 1, 2010, the Company acquired the customer base of Washita Disposal located near Oklahoma City, Oklahoma.  On September 1, 2010, the Company purchased certain residential collection routes and assets from Five JAB Environmental Services, LLC near Houston, Texas.  Total consideration of these two acquisitions consisted of $3.4 million in cash and 20,492 shares of the Company’s common stock valued at $0.1 million.

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

The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition date.  The acquisitions were not significant within the meaning of Regulation S-X to the Company as a whole.

Based on the preliminary assessments of values for these acquisitions, the Company reflected fixed assets of $0.5 million, intangible assets of $0.8 million, goodwill of $2.5 million and net working capital of $(0.3) million.

Subsequently, on October 1, 2010, the Company completed two acquisitions.  The Company acquired certain assets of Sprint Waste Services, L.P. and DINA Industries, Inc., two collection operations in the greater Houston area.  The consideration for the Sprint acquisition was $3.6 million which included $3.5 million of cash and $0.1 million of the Company’s common stock.  The Company purchased DINA Industries, Inc. for $0.5 million in cash.

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  This amendment (1) increased the Company’s common stock authorized for issuance under the plan from 2,250,000 shares to 2,900,000 shares, (2) established an “evergreen” provision to increase the number of shares available for awards and grants on January 1 of each year by the lesser of (i) 500,000 additional shares or (ii) a number of shares such that the total authorized shares under the plan following such increase would be equal to 9% of the fully-diluted common shares issued and outstanding as of December 31 of the preceding year, and (3) made the shares surrendered by participants to satisfy tax withholding obligations available for future issuance.  As of September 30, 2010, there were approximately 739,000 remaining shares of the Company’s common stock authorized for issuance.

During the three and nine months ended September 30, 2010, 296,484 and 520,444 restricted shares of the Company’s common stock were granted to certain of the Company’s officers and directors with an aggregate market value of $1.4 million and $2.3 million on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	561	$4.54		638	$5.10
Granted	296	4.76		520	4.50
Vested	(1)	7.31		(297)	5.46
Forfeited	(1)	5.11		(6)	5.45
Unvested at September 30, 2010	855	$4.61	2.08	855	$4.61	2.08

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	511	$9.52		525	$9.52
Grants	—	—		—	—
Forfeitures	(20)	9.50		(34)	9.50
Outstanding at September 30, 2010	491	$9.52	3.74	491	$9.52	3.74

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of September 30, 2010, there was no intrinsic value as of September 30, 2010.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

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

The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$783	$826	$1,357	$2,223
Accrued payment-in-kind dividend on preferred stock	(1,138)	(1,076)	(3,358)	(3,192)
Net loss available to common stockholders	$(355)	$(250)	$(2,001)	$(969)

Denominator:
Weighted average basic shares outstanding	19,635	15,850	19,580	15,801
Weighted average diluted shares outstanding	19,635	15,850	19,580	15,801

Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$(0.10)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.10)	$(0.06)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Stock options	491	534	491	534
Restricted shares	855	652	855	652
Convertible preferred stock	9,519	9,117	9,470	9,014
Convertible debt	154	790	154	790
	11,019	11,093	10,970	10,990

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (2.89% and 3.24% at September 30, 2010 and December 31, 2009, respectively)	67,500	67,500
Seller note, with two installments of $500 due on January 15, 2010 and 2011	484	941
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	219,559	220,016
Less current maturities	500	500
	$219,059	$219,516

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of September 30, 2010.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.  As of September 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $156 million compared to a carrying amount of $150 million.

On June 30, 2010, the Company, Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between the Company, Comerica Bank as administrative agent and certain other lenders set forth therein, as previously amended.  Regions Bank, Branch Banking and Trust Company, and CoBank have become new participating lenders under the Credit Agreement.

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

As of September 30, 2010, there were $67.5 million outstanding under the Credit Agreement and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $119.9 million in available capacity.  With $4.1 million cash on hand at September 30, 2010, the total capacity was approximately $124 million.  The carrying amount of our revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  The fair value of our debt is determined as of our balance sheet date and is subject to change.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR that was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  This interest rate swap expires on November 1, 2010.  At September 30, 2010, the related floating rate was 0.26%.  Considering the rates in effect at September 30, 2010, the impact of the swap agreement is estimated to result in a $0.7 million loss related to the realized portion of the interest rate swap over the next 12 months.

At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the nine months ended September 30, 2010, the Company reflected approximately $0.2 million net loss related to the impact of interest rate swap in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $1.9 million and $6.0 million, respectively, and the unrealized gain in the mark to market of the swap was $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company reflected $0.9 million and $1.7 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $1.9 million and $5.1 million, respectively, and the unrealized gain in the mark to market of the swap was $1.0 million and $3.4 million, respectively, for the three and nine months ended September 30, 2009.

7. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 by level within the fair value hierarchy.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

Recurring fair value measurements	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swap	$—	$713	$—	$713
Total liabilities	$—	$713	$—	$713

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At September 30, 2010, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not yet commenced operations as of September 30, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2009 to September 30, 2010:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2009	$218,252	$13,993
Capital expenditures	9,582	—
Amortization expense	(9,600)	—
Obligations incurred and capitalized	530	530
Revisions to estimates of closure and post-closure activities	(1,430)	(1,430)
Interest accretion	—	828
September 30, 2010	$217,334	$13,921

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2010	2009
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	13,921	13,993
Total recorded	$13,921	$13,993

The Company’s total anticipated cost for future closure and post-closure activities is $183.6 million, as measured in current dollars.  The Company believes the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $39.3 million and $39.4 million at September 30, 2010 and December 31, 2009, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax provision for the nine months ended September 30, 2010 as a percentage of pre-tax income was 58.7% as compared to 55.7% for the nine months ended September 30, 2009.  The rate in the current period is based on the Company’s anticipated 2010 annual effective income tax rate of 54.6% as compared to 46.1% for the nine months ended September 30, 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 54.6%, the Company reflected an additional 4.1% of income taxes in the nine months ended September 30, 2010 for discrete items within the period mainly related to stock-based compensation expense.

The Company is subject to federal income tax in the United States and to state taxes in the various states in which it operates within the United States.  With few exceptions, the Company remains subject to both U.S federal income tax and to state and local income tax examinations by taxing authorities for tax years through 2001.  Currently, the Company is not involved in any income tax examinations for any year.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the nine months ended September 30, 2010, the Company accrued approximately $1.9 thousand of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $26.3 thousand in the balance of unrecognized tax benefits for a tax position related to prior years.

10. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company issued 513,927 restricted shares, net of forfeitures, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.  These shares vest over periods ranging from one to three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2009 to September 30, 2010:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2009	$9	$211	$(5,322)	$193,821	$3,225	$(31,415)	$160,529
Net income	—	—	—	—	—	1,357	1,357
Accrued payment-in-kind dividend on preferred stock	—	—	—	3,358	—	(3,358)	—
Issuance of common shares	—	—	—	100	—	—	100
Issuance of restricted shares	—	5	—	(5)	—	—	—
Accretion of unearned compensation	—	—	—	1,023	—	—	1,023
Restricted shares withheld	—	—	—	(327)	—	—	(327)
September 30, 2010	$9	$216	$(5,322)	$197,970	$3,225	$(33,416)	$162,682

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder.  The preferred shareholder holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference, which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company can pay dividends in cash at its discretion.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Collection:
Residential	$13,582	$13,953	$39,891	$41,218
Commercial	6,268	6,307	18,856	18,698
Roll-off	11,561	11,633	33,126	35,402
Total collection	31,411	31,893	91,873	95,318
Disposal	25,905	17,648	74,184	53,203
Less Intercompany	7,704	6,443	21,505	19,212
Disposal, net	18,201	11,205	52,679	33,991
Transfer and other	12,716	9,315	36,149	27,343
Less Intercompany	3,049	2,867	8,820	8,742
Transfer and other, net	9,667	6,448	27,329	18,601
Total revenue	$59,279	$49,546	$171,881	$147,910

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three and nine months ended September 30, 2010 and 2009:

	Region I	Region II	Region III	Region IV	Corporate (1)	Total
Three months ended September 30, 2010:
Revenue	$12,908	$24,641	$11,757	$9,973	$—	$59,279
Depreciation and amortization	1,365	3,334	1,654	1,156	114	7,623
Operating income	1,797	2,239	2,227	253	167	6,683
Capital expenditures	1,934	5,383	1,666	1,185	3	10,171
Capital expenditures (Acquisitions) (2)	—	470	—	—	—	470
Three months ended September 30, 2009:
Revenue	$13,193	$25,517	$10,836	$—	$—	$49,546
Depreciation and amortization	1,490	3,236	1,868	—	120	6,714
Operating income (loss)	1,728	4,384	1,139	—	(219)	7,032
Capital expenditures	1,047	2,552	796	—	7	4,402
Capital expenditures (Acquisitions) (2)	—	1,027	—	—	—	1,027

Nine months ended September 30, 2010:
Revenue	$38,084	$72,413	$33,045	$28,339	$—	$171,881
Depreciation and amortization	4,049	9,922	4,987	3,383	341	22,682
Operating income	4,768	6,628	5,882	43	573	17,894
Capital expenditures	2,505	11,614	4,451	1,837	12	20,419
Capital expenditures (Acquisitions) (2)	—	470	—	—	—	470
Nine months ended September 30, 2009:
Revenue	$38,481	$77,453	$31,976	$—	$—	$147,910
Depreciation and amortization	4,421	9,736	5,564	—	366	20,087
Operating income (loss)	4,719	13,696	3,077	—	(1,199)	20,293
Capital expenditures	5,602	13,001	1,871	—	27	20,501
Capital expenditures (Acquisitions) (2)	—	1,027	1,872	—	—	2,899

Total assets:
September 30, 2010	$80,035	$182,153	$100,707	$46,314	$22,196	$431,405
December 31, 2009	81,983	176,913	101,304	45,122	26,052	431,374

(1)      Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

(2)      Capital expenditures (Acquisitions) represent the fixed assets portion of the purchase prices of acquisitions.

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

13. SUBSEQUENT EVENTS

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of September 30, 2010, we served approximately 340,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of September 30, 2010, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, one transfer station is idle, and we operate but do not own three of the transfer stations.

General Review of Results for the Three and Nine Months Ended September 30, 2010

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three and nine months ended September 30, 2010 was 73.2% and 71.7%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Collection	44.9%	54.2%	45.4%	54.2%
Disposal	37.0%	30.0%	36.7%	30.3%
Transfer and other	18.1%	15.8%	17.9%	15.5%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Collection:
Residential	$13,582	$13,953	$39,891	$41,218
Commercial	6,268	6,307	18,856	18,698
Roll-off	11,561	11,633	33,126	35,402
Total collection	31,411	31,893	91,873	95,318
Disposal	25,905	17,648	74,184	53,203
Less Intercompany	7,704	6,443	21,505	19,212
Disposal, net	18,201	11,205	52,679	33,991
Transfer and other	12,716	9,315	36,149	27,343
Less Intercompany	3,049	2,867	8,820	8,742
Transfer and other, net	9,667	6,448	27,329	18,601
Total revenue	$59,279	$49,546	$171,881	$147,910

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired operations.  In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets such as covenants not-to-compete, and any remaining amounts are then allocated to goodwill.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$14,344	$13,746	$40,748	$40,639
Depreciation and amortization	(7,623)	(6,714)	(22,682)	(20,087)
Merger and acquisition related expenses	(38)	—	(172)	(259)
Interest expense, net	(4,811)	(4,511)	(14,190)	(13,525)
Write-off of deferred financing costs	—	—	(184)	—
Impact of interest rate swap	(47)	(905)	(231)	(1,748)
Income tax provision	(1,042)	(790)	(1,932)	(2,797)
Accrued payment-in-kind dividend on preferred stock	(1,138)	(1,076)	(3,358)	(3,192)
Net loss available to common stockholders	$(355)	$(250)	$(2,001)	$(969)

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

Acquisitions

We continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure.  In markets where we already own a landfill, we still intend to focus on expanding our presence by acquiring companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions).  Tuck-in acquisitions are sought to provide growth in revenue and increase market share and enable disposal internalization and consolidation of duplicative facilities and functions to maximize cost efficiencies and economies of scale.  We also continue evaluating opportunistic potential acquisitions outside our existing footprint where we feel we can generate meaningful revenue and EBITDA growth.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

Since completing our initial public offering in June 2004 through the nine months ended September 30, 2010, we have completed 39 acquisitions.  The purchase price for these acquisitions consisted of approximately $260.0 million of cash and accrued future payments, $1.3 million of prepaid airspace, $6.1 million of convertible debt, a seller note valued at $0.9 million, $11.9 million of assumed debt (net of $0.5 million of debt discount), $4.4 million of assumed deferred tax liabilities, 5,302,384 shares of our common stock and 2,000,000 contingent earn-out shares, less a note receivable valued at $7.2 million.

We completed two acquisitions during the nine months ended September 30, 2010.  Total consideration for these acquisitions included $3.4 million of cash and 20,492 shares of our common stock valued at $0.1 million.  Additionally, on October 1, 2010, we acquired certain assets of Sprint Waste Services, L.P. and DINA Industries, Inc., two collection operations in the greater Houston area.  The consideration for the Sprint acquisition was $3.6 million, which included $3.5 million of cash and $0.1 million of our common stock.  We purchased DINA Industries, Inc. for $0.5 million in cash.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions since our initial public offering:

Company	Location	Region	Completion Date	Operations
Texas Environmental Waste	Houston, TX	II	July 13, 2004	Collection
Ashley Trash Service	Springfield, MO	I	August 17, 2004	Collection
Power Waste	Birmingham, AL	III	August 31, 2004	Collection
Blount Recycling	Birmingham, AL	III	September 3, 2004	Collection, Landfill & Transfer Station
Translift, Inc.	Little Rock, AR	III	September 17, 2004	Collection
Rural Disposal, Inc.	Willow Springs, MO	I	November 12, 2004	Collection
Trash Away, Inc.	Piedmont, SC	III	November 30, 2004	Collection & Transfer Station
Gecko Investments (Eagle Ridge)	St. Louis, MO	I	January 11, 2005	Collection & Landfill
MRR Southern, LLC	High Point/Raleigh, NC	III	April 1, 2005	Landfill, Transfer Station & MRF
Triangle Environmental	Raleigh, NC	III	May 16, 2005	Collection
Foster Ferguson	El Dorado Springs, MO	I	May 16, 2005	Collection
Triad Waste	High Point, NC	III	May 31, 2005	Collection
Proper Disposal	Chanute, KS	I	May 31, 2005	Collection
Fort Meade Landfill	Fort Meade, FL	II	October 3, 2005	Landfill
Meyer & Gabbert	Sarasota/Arcadia, FL	II	October 3, 2005	Collection, Landfill & Transfer Station
Pendergrass Refuse	Springfield, MO	I	October 4, 2005	Collection
Andy’s Hauling	Sarasota, FL	II	October 21, 2005	Collection
Transit Waste	Durango, CO/Bloomfield, NM	II	February 10, 2006	Collection & Landfill
Fort Myers Transfer Station (*)	Fort Myers, FL	II	August 10, 2006	Transfer Station
WCA of St. Lucie, LLC	St. Lucie, FL	II	October 2, 2006	Transfer Station
Sunrise Disposal, LLC	Springfield, MO	I	December 28, 2006	Collection
Southwest Dumpster, Inc. (*)	Fort Myers, FL	II	January 3, 2007	Collection
American Waste, Inc.	Oklahoma City, OK	II	February 21, 2007	Collection & Landfill
Klean Way Disposal, Inc.	Springfield, MO	I	March 30, 2007	Collection
Carpenter Waste Systems, LLC	Oklahoma City, OK	II	May 31, 2007	Collection
Fort Bend Regional Landfill	Houston, TX	II	June 29, 2007	Collection, Landfill & Transfer Station
Big Red Containers, Inc.	Ardmore, OK	II	August 14, 2007	Collection
Roll-Off Rentals	Huntsville, AL	III	September 4, 2007	Collection
Waste Pro Services, LLC	Houston, TX	II	October 1, 2007	Collection
DH Griffin Container Services, LLC	Greensboro, NC	III	October 1, 2007	Collection
DH Griffin Container of Raleigh, LLC	Raleigh, NC	III	October 1, 2007	Collection
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection
Live Earth, LLC	Fostoria, OH/Brockton, MA	IV	December 31, 2009	Landfill & Transfer Station
Washita Disposal	Oklahoma City, OK	II	August 1, 2010	Collection
Five JAB Environmental Services, LLC	Houston, TX	II	September 1, 2010	Collection
Sprint Waste Services, L.P.	Houston, TX	II	October 1, 2010	Collection
DINA Industries, Inc.	Houston, TX	II	October 1, 2010	Collection

 (*) These assets were exchanged as part of the consideration for the acquisition of Fort Bend Regional Landfill.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the three months ended September 30, 2010 and 2009 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Three months ended September 30, 2010:
Revenue	$12,908	$24,641	$11,757	$9,973	$—	$59,279	100.0
Cost of services	8,872	17,354	7,265	8,564	—	42,055	70.9
Depreciation and amortization	1,365	3,334	1,654	1,156	114	7,623	12.9
General and administrative	874	1,714	618	—	(281)	2,925	4.9
Gain on sale of assets	—	—	(7)	—	—	(7)	(0.0)
Operating income	$1,797	$2,239	$2,227	$253	$167	$6,683	11.3
Three months ended September 30, 2009:
Revenue	$13,193	$25,517	$10,836	$—	$—	$49,546	100.0
Cost of services	9,174	16,415	7,197	—	—	32,786	66.2
Depreciation and amortization	1,490	3,236	1,868	—	120	6,714	13.5
General and administrative	801	1,482	678	—	99	3,060	6.2
Gain on sale of assets	—	—	(46)	—	—	(46)	(0.1)
Operating income (loss)	$1,728	$4,384	$1,139	$—	$(219)	$7,032	14.2
Increase/(decrease) in 2010 compared to 2009:
Revenue	$(285)	$(876)	$921	$9,973	$—	$9,733
Cost of services	(302)	939	68	8,564	—	9,269
Depreciation and amortization	(125)	98	(214)	1,156	(6)	909
General and administrative	73	232	(60)	—	(380)	(135)
Gain on sale of assets	—	—	39	—	—	39
Operating income (loss)	$69	$(2,145)	$1,088	$253	$(386)	$(349)

Revenue. Total revenue for the three months ended September 30, 2010 increased by 19.6% to $59.3 million from $49.5 million for the three months ended September 30, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $11.0 million of the revenue growth while internal volume decreased $1.7 million, operational price increases contributed $0.5 million, and pricing from fuel surcharges increased $0.6 million.  In addition, our revenue was negatively impacted by a $0.7 million loss due to the asset sale of our Jonesboro operations in April 2010.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $10.0 million of the revenue increase.  The revenue decrease of $0.9 million in Region II was primarily attributed to volume decreases of $1.9 million, price decreases of $0.1 million, partially offset by acquisition growth of $1.0 million and increases in fuel surcharges of $0.1 million.  The revenue increase of $0.9 million in Region III was primarily attributed to volume increases of $0.8 million, price increases of $0.6 million and increases in fuel surcharges of $0.2 million, partially offset by Jonesboro divestiture of $0.7 million.

Cost of services. Total cost of services for the three months ended September 30, 2010 increased $9.3 million, or 28.3%, to $42.1 million from $32.8 million for the three months ended September 30, 2009.  The increase in cost of services was primarily a result of acquisitions.  Other factors that led to the increase included higher fuel and labor costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $8.6 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue primarily due to rising fuel costs in the region, higher labor costs in Texas as well as higher insurance and contract labor costs in Oklahoma.

Overall cost of services increased to 70.9% of revenue for the three months ended September 30, 2010 from 66.2% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to our acquisition of Region IV.  Cost of services in this region accounted for 85.9% of its revenue due to higher transportation costs and waste taxes.  Other than the impact of Region IV, higher fuel, labor and insurance costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.7% for the three months ended September 30, 2009 to 6.1% for the three months ended September 30, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended September 30, 2010 increased $0.9 million, or 13.5%, to $7.6 million from $6.7 million for the three months ended September 30, 2009.  The increase can be attributed to our acquisition of Region IV, partially offset by decreased amortization associated with volume decline in other regions.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
Operating income	$6,683	11.3%	$7,032	14.2%
Interest expense, net	(4,811)	(8.1)	(4,511)	(9.1)
Impact on interest rate swap	(47)	(0.1)	(905)	(1.8)
Income tax provision	(1,042)	(1.8)	(790)	(1.6)
Accrued payment-in-kind dividend on preferred stock	(1,138)	(1.9)	(1,076)	(2.2)
Net loss available to common stockholders	$(355)	(0.6)%	$(250)	(0.5)%

Interest expense, net. Interest expense, net for the three months ended September 30, 2010 increased $0.3 million, or 6.7%, to $4.8 million from $4.5 million for the three months ended September 30, 2009.  The increase in interest expense was mainly caused by higher debt balances related to our borrowings to finance acquisitions.

Impact of interest rate swap. The impact of interest rate swap for the three months ended September 30, 2010 was attributable to a $1.9 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.9 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the three months ended September 30, 2009 consisted of a $1.9 million loss related to the realized portion of the interest rate swap and a $1.0 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the three months ended September 30, 2010 as a percentage of pre-tax income was 57.1% as compared to 48.9% for the three months ended September 30, 2009.  The rate in the current year period is based on our anticipated 2010 annual effective income tax rate of 54.6% as compared to 46.1% for the same period in 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 54.6%, income taxes during the first nine months of 2010 reflected an additional 4.1% for discrete items mainly related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.1 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the nine months ended September 30, 2010 and 2009 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Nine months ended September 30, 2010:
Revenue	$38,084	$72,413	$33,045	$28,339	$—	$171,881	100.0
Cost of services	26,495	50,737	21,313	24,913	—	123,458	71.8
Depreciation and amortization	4,049	9,922	4,987	3,383	341	22,682	13.2
General and administrative	2,622	5,141	1,894	—	(914)	8,743	5.1
(Gain) loss on sale of assets	150	(15)	(1,031)	—	—	(896)	(0.5)
Operating income	$4,768	$6,628	$5,882	$43	$573	$17,894	10.4
Nine months ended September 30, 2009:
Revenue	$38,481	$77,453	$31,976	$—	$—	$147,910	100.0
Cost of services	26,967	49,577	21,363	—	—	97,907	66.2
Depreciation and amortization	4,421	9,736	5,564	—	366	20,087	13.6
General and administrative	2,403	4,444	2,034	—	833	9,714	6.6
Gain on sale of assets	(29)	—	(62)	—	—	(91)	(0.1)
Operating income (loss)	$4,719	$13,696	$3,077	$—	$(1,199)	$20,293	13.7
Increase/(decrease) in 2010 compared to 2009:
Revenue	$(397)	$(5,040)	$1,069	$28,339	$—	$23,971
Cost of services	(472)	1,160	(50)	24,913	—	25,551
Depreciation and amortization	(372)	186	(577)	3,383	(25)	2,595
General and administrative	219	697	(140)	—	(1,747)	(971)
(Gain) loss on sale of assets	179	(15)	(969)	—	—	(805)
Operating income (loss)	$49	$(7,068)	$2,805	$43	$1,772	$(2,399)

Revenue. Total revenue for the nine months ended September 30, 2010 increased $24.0 million, or 16.2%, to $171.9 million from $147.9 million for the nine months ended September 30, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $30.1 million of the revenue growth while internal volume decreased $3.6 million, operational price decreases contributed $2.0 million, and pricing from fuel surcharges increased $0.8 million.  In addition, our revenue was negatively impacted by a $1.3 million loss due to the asset sale of our Jonesboro operations in April 2010 as well as severe weather during January and February of 2010 which significantly affected our collection and disposal revenues in several markets.  The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $28.3 million of the revenue increase.  The revenue decrease of $5.0 million in Region II was primarily attributed to volume decreases of $4.6 million, price decreases of $2.0 million, and decreases in fuel surcharges of $0.1 million, partially offset by acquisition growth of $1.7 million.  The revenue increase of $1.1 million in Region III was primarily attributed to volume increases of $2.6 million and increases in fuel surcharges of $0.3 million, partially offset by price decreases of $0.5 million and Jonesboro divestiture of $1.3 million.

Cost of services. Total cost of services for the nine months ended September 30, 2010 increased $25.6 million, or 26.1%, to $123.5 million from $97.9 million for the nine months ended September 30, 2009.  The increase in cost of services was primarily a result of acquisitions.  Other factors that led to the increase included higher fuel and insurance costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $24.9 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue primarily due to rising fuel costs in the region, higher labor costs in Texas and higher insurance costs in Oklahoma.

Overall cost of services increased to 71.8% of revenue for the nine months ended September 30, 2010 from 66.2% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to our acquisition of Region IV.  Cost of services in this region accounted for 87.9% of its revenue due to integration costs as well as higher transportation costs and waste taxes.  Other than the impact of Region IV, higher fuel and insurance costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.3% for the nine months ended September 30, 2009 to 6.1% for the nine months ended September 30, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the nine months ended September 30, 2010 increased $2.6 million, or 12.9%, to $22.7 million from $20.1 million for the nine months ended September 30, 2009.  The increase can be attributed to our acquisition of Region IV, partially offset by decreased amortization associated with volume decline in other regions.

General and administrative. Total general and administrative expense for the nine months ended September 30, 2010 decreased $1.0 million, or 10.0%, to $8.7 million from $9.7 million for the nine months ended September 30, 2009.  The decrease in general and administrative expense was mainly attributable to decreases in payroll-related expenses, legal fees and stock based compensation expenses.  Such decrease also resulted in the decrease of overall general and administrative expenses from 6.6% of revenue during the nine months ended September 30, 2009 to 5.1% of revenue during the nine months ended September 30, 2010.

(Gain) loss on sale of assets. (Gain) loss on sale of assets for the nine months ended September 30, 2010 was $0.8 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009
Operating income	$17,894	10.4%	$20,293	13.7%
Interest expense, net	(14,190)	(8.3)	(13,525)	(9.1)
Write-off of deferred financing costs	(184)	(0.1)	—	—
Impact on interest rate swap	(231)	(0.1)	(1,748)	(1.2)
Income tax provision	(1,932)	(1.1)	(2,797)	(1.9)
Accrued payment-in-kind dividend on preferred stock	(3,358)	(2.0)	(3,192)	(2.2)
Net loss available to common stockholders	$(2,001)	(1.2)%	$(969)	(0.7)%

Interest expense, net. Interest expense, net for the nine months ended September 30, 2010 increased $0.7 million, or 4.9%, to $14.2 million from $13.5 million for the nine months ended September 30, 2009.  The increase in interest expense was mainly caused by higher debt balances related to our borrowings to finance acquisitions.

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

Impact of interest rate swap. The impact of interest rate swap for the nine months ended September 30, 2010 was attributable to a $6.0 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $5.8 million gain related to the unrealized portion in the mark to market of the swap.  The impact of interest rate swap for the nine months ended September 30, 2009 consisted of a $5.1 million loss related to the realized portion of the interest rate swap and a $3.4 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap will be recognized in the statement of operations.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

Income tax provision. Income tax provision for the nine months ended September 30, 2010 as a percentage of pre-tax income was 58.7% as compared to 55.7% for the nine months ended September 30, 2009.  The rate in the current year period is based on our anticipated 2010 annual effective income tax rate of 54.6% as compared to 46.1% for the same period in 2009.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2010 annual effective income tax rate of 54.6%, income taxes during the first nine months of 2010 reflected an additional 4.1% for discrete items mainly related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $3.4 million and $3.2 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the nine months ended September 30, 2010 and 2009, respectively.

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

To address potential credit and liquidity issues, we consider several items.  Despite severe weather during January and February of 2010 that significantly impacted our collection and disposal revenues in several markets, our EBITDA has improved since March 2010.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $119.9 million in available capacity under our current revolving credit agreement as of September 30, 2010 subject to customary covenant compliance.

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

As of September 30, 2010, we had total outstanding long-term debt of approximately $219.6 million, consisting of $150 million of senior notes, $67.5 million outstanding under our credit facilities, and approximately $2.1 million of various seller notes.  This represented a decrease of $0.4 million over our total debt outstanding as of December 31, 2009.  The decrease in outstanding debt since December 31, 2009 was primarily due to the repayment of $0.5 million on a seller note.  As of September 30, 2010, we had $67.5 million outstanding under the revolving credit facility and approximately $12.6 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $119.9 million in available capacity under the facility.  With $4.1 million cash on hand at September 30, 2010, our total capacity was approximately $124 million.

9.25% Senior Notes Due 2014

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period. The defined terms are set forth in the indenture.  As of September 30, 2010, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

On June 30, 2010, we and Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between us, Comerica Bank as administrative agent and certain other lenders set forth therein, as previously amended.  Regions Bank, Branch Banking and Trust Company, and CoBank have become new participating lenders under the Credit Agreement.

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

As of September 30, 2010, we were in compliance with all covenants under the credit facility.

Preferred Stock

On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement with Ares Corporate Opportunities Fund II L.P., which provided for us to issue and sell 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, to Ares. The purchase price per preferred share was $100.00, for an aggregate purchase price of $75 million.  The preferred stock is convertible into our common stock, par value $0.01 per share, at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  We completed the closing of the sale and issuance of the full amount of preferred shares pursuant to the purchase agreement on July 27, 2006.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

The preferred shares are immediately convertible at Ares’ discretion into 9,603,265 shares of our common stock, which would represent approximately 31.9% of our outstanding common stock on a post-conversion basis as of September 30, 2010.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  On July 27, 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 32.8% of our outstanding common stock on a post-conversion basis as of September 30, 2010.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three or nine months ended September 30, 2010 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 9, 2010.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $22.9 million and $31.1 million, respectively.  The decrease in cash flows from operating activities was primarily due to the changes in net income as well as changes in the components of working capital from period to period.  Other items impacting operating cash flows included depreciation and amortization, stock-based compensation, write-off of deferred financing costs, deferred taxes, landfill accretion expense, gain on sale of assets and unrealized gain on interest rate swap, all of which were non-cash expenses.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $23.8 million and $24.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Acquisitions of businesses and capital expenditures for normal operations accounted for $0.3 million and $0.1 million of the decrease over the prior year period, respectively.  A $2.2 million increase in proceeds from sale of assets also contributed to the decrease in net cash used in investing activities.

Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $1.6 million and $0.5 million, respectively.  Net cash used in financing activities mainly includes repayments of debt, repayments in excess of borrowings under our credit facilities, and additional financing costs that have been incurred and capitalized.

Off Balance Sheet Arrangements

We have evaluated off balance sheet arrangements, and have concluded that we do not have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off balance sheet arrangements.  Based on this evaluation we believe that no disclosures relating to off balance sheet arrangements are required.

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

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At September 30, 2010, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of September 30, 2010, we have included 138 million cubic yards of expansion airspace with estimated development costs of approximately $102.3 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$9,600	$9,680
Accretion expense (in thousands)	828	628
	$10,428	$10,308
Airspace consumed (in thousands of cubic yards)	4,682	4,933
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.23	$2.09

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006, where we agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR that was 5.51% at the time the swap was entered.  At September 30, 2010, the related floating rate was 0.26%.  The intention of this swap agreement is to limit our exposure to a rising rate interest environment.  For the nine months ended September 30, 2010, the net difference between the fixed amount we paid and the floating amount we received was $6.0 million.  Considering the rates in effect at September 30, 2010, the impact of the swap agreement is estimated to result in a $0.7 million loss related to the realized portion of the interest rate swap over the next 12 months.  This interest rate swap expires on November 1, 2010, which will improve annual cash flow by approximately $6.7 million based on 2010 results.  At the time we entered into the swap, we had no floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap are recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of September 30, 2010 and December 31, 2009, we had no debt outstanding that bears interest at variable or floating rates when our interest rate swap was taken into consideration.  With the placement of the swap agreement, we bear exposure to, and are primarily affected by, changes in LIBOR rates on $132.5 million.  A 100 basis point increase in LIBOR interest rates would result in swap income of approximately $1.3 million annually while a 100 basis point decrease in interest rates would result in $1.3 million in swap expense, in addition to any mark-to-market effect on the fair value of the swap.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of September 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $156 million compared to a carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2010	—		—	—	—
August 1 – August 31, 2010	274	(1)	$4.96	—	—
September 1 – September 30, 2010	—		—	—	—
Total	274	(1)	$4.96	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.2
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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

Date: October 29, 2010

EXHIBIT INDEX

10.1
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.2
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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