Form 10-K
WCA WASTE CORP
filed 2011-03-10
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 based on the closing sales price as reported on The Nasdaq Stock Market on such date was approximately $62.1 million.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of common stock outstanding as of March 4, 2011: 23,659,563 (excluding 1,073,957 shares of treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is not deemed to be filed as part hereof.

PART I

Item 1.  Business.

Introduction

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of December 31, 2010, we served approximately 329,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of December 31, 2010, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  Additionally, we operate but do not own three of the transfer stations.

WCA Waste Corporation was incorporated as a Delaware corporation in 2004 and is the parent of WCA Waste Systems, Inc., its principal operating subsidiary.  WCA Waste Corporation is a holding company and all of our operations are conducted through our subsidiaries. Accordingly, unless the context requires otherwise, references in this annual report on Form 10-K to “WCA Waste,” “we,” “us,” or “our” refer to WCA Waste Corporation and our direct and indirect subsidiaries on a consolidated basis.

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

During the past four decades, our industry has experienced periods of substantial consolidation activity, though we believe it remains extremely fragmented.  We believe that there are two primary factors that lead to consolidation:

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

As of December 31, 2010, we owned 25 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations.  We believe that our number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain high levels of internalization within our existing markets.  As a result of our vertical integration, for the years ended December 31, 2010 and 2009, we internalized approximately 72% and 68% of the total waste we collected, respectively.

Acquisition History and Outlook

Acquisitions have played a key role in our revenue growth and operating history.  Our acquisition history has included both strategic acquisitions of landfill assets that have enabled us to enter new markets and “tuck-in” acquisitions of collection operations and transfer stations that have expanded our operations in those markets which we already serve.  Collectively, the numerous acquisitions which we have completed have contributed significantly to our overall growth and continue to have a material effect on our operating results.  We strive to integrate all of our completed acquisitions into our existing operations as soon as feasible; however, it may take up to a year to fully realize operating synergies for the acquisitions that we completed in 2010.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisitions” for more information regarding our completed acquisitions.  For a summary of the impact of the acquisitions during 2010, 2009 and 2008 on our reported financial results for such periods, please read note 3 to our consolidated financial statements.

Due to weakening market conditions, particularly in the housing and construction sectors, we reduced our acquisition efforts in 2008.  While our acquisition activity was relatively dormant for most of 2009, on December 31, 2009 we consummated the acquisition of the operating subsidiaries of Live Earth, LLC (collectively, the “Live Earth Companies”), which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The acquisition of the Live Earth Companies represented our largest acquisition to date and included the Sunny Farms Landfill, a 457-acre site permitted to accept municipal solid waste, industrial waste and construction and demolition debris located in Seneca County, Ohio; Champion City Recovery, a transfer station permitted to accept 1,000 tons a day located south of Boston, Massachusetts; and a rail haul operation over a Class 1 rail line transporting waste from the east coast to Sunny Farms Landfill.  In 2010, we acquired Washita Disposal, Five JAB Environmental Services, Sprint Waste Services and DINA Industries, all of which are tuck-in acquisitions.  In 2011, we intend to continue seeking and pursuing attractive acquisition opportunities that enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  On December 15, 2010, we entered into an equity interest purchase agreement to acquire certain assets of Emerald Waste Services, including two landfills in Mississippi, one transfer station and three collection operations in Central Florida.  On February 28, 2011, we closed the acquisition pursuant to an amended equity interest purchase agreement to acquire one transfer station and three collection operations located in Central Florida.  The acquired operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 15, 2011, we entered into an operating agreement with and an option to purchase Stoughton Recycling Technologies, LLC (SRT).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  Although we have not established a specific capital investment target for 2011 acquisitions, we have sufficient capacity under our senior credit facility and through available authorized shares of our capital stock to pursue and consummate opportunistic acquisitions that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.

Our Operations and Customers

Our operations consist of the collection, transfer, processing and disposal of solid waste.  Our revenue mix for the years ended December 31, 2010, 2009 and 2008 is shown in the table below (dollars in thousands):

	2010		2009		2008
	$	%	$	%	$	%
Collection	$123,070	53.6%	$125,931	64.9%	$129,796	62.4%
Disposal	70,503	30.7	43,722	22.5	45,929	22.1
Transfer and other, net	35,911	15.7	24,485	12.6	32,284	15.5
Total revenue	$229,484	100.0%	$194,138	100.0%	$208,009	100.0%

Customers

We have a broad and diverse customer base.  No single customer accounted for more than 2.5% of our revenue for the years ended December 31, 2010, 2009 or 2008.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements for certain geographic information relating to our operations.

Collection Services

As of December 31, 2010, we provided solid waste collection services to approximately 329,000 industrial, commercial and residential customers in 12 states through 26 collection operations.  In 2010, our collection revenue consisted of approximately 35% from services provided to industrial customers, 21% from services provided to commercial customers and 44% from services provided to residential customers.

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

Access to a disposal facility is a necessity for all solid waste management companies.  While access to disposal facilities owned or operated by third parties can be obtained, we believe that it is preferable to internalize the waste streams.

In areas where we conduct collection operations remote from one of our landfills, we often pursue the acquisition or development of transfer stations.  Transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste that our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.  The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2010, 2009 and 2008.

	2010		2009		2008
Alabama	3	(1)	3	(1)	3	(1)
Arkansas	2	(1)	2	(1)	2	(1)
Florida	4		4		4
Kansas	1	(1)	1	(1)	1	(1)
Massachusetts	1		1		—
Missouri	7		7		8	(1)
North Carolina	3		3		3
South Carolina	1		1		1
Texas	2		2		2
Total	24		24		24

(1)	Indicates a transfer station that we operated but did not own as of December 31 of the year presented.

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

Landfills

As of December 31, 2010, we owned 25 non-hazardous solid waste landfills in 12 states, two of which, though fully permitted, have not yet commenced operations.  The following table sets forth certain information as of December 31, 2010 for each of our landfills.  For information concerning accounting principles we use for landfill accounting and a description of our use of estimates, please refer to notes 1(f) and 2 to our consolidated financial statements.

Landfill	Location	Permitted Waste	Permitted Capacity (1) (Cu. Yds)	Probable Expansion Capacity (2) (Cu. Yds)	Total Capacity (3) (Cu. Yds)	Remaining Permitted Life (4) (Years)		Total Remaining Life (3)(4) (Years)
Oak Grove	Arcadia, KS	MSW	5,817,013	14,301,602	20,118,615	26.2		90.7
Black Oak	Hartville, MO	MSW	5,780,208	7,018,000	12,798,208	17.8		39.5
Central Missouri	Sedalia, MO	MSW	7,991,332	—	7,991,332	37.1		37.1
Eagle Ridge	Bowling Green, MO	MSW	2,408,527	16,633,000	19,041,527	13.9		109.9
Rolling Meadows	Hazen, AR	MSW	3,486,442	9,800,000	13,286,442	8.7		33.1
Union County	El Dorado, AR	MSW	3,184,644	496,100	3,680,744	20.7		23.9
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A	(5)	N/A	(5)
Fort Bend	Houston, TX	MSW	43,178,745	18,291,298	61,470,043	44.3		63.0
Pauls Valley	Oklahoma City, OK	MSW	6,552,181	—	6,552,181	100.8		100.8
Sooner	Oklahoma City, OK	MSW	1,487,897	4,012,190	5,500,087	18.5		68.4
Bondad	Durango, CO	MSW	2,341,262	—	2,341,262	43.7		43.7
Sunny Farms	Fostoria, OH	MSW	4,250,521	33,647,326	37,897,847	3.1		27.5
Hardy Road	Houston, TX	C&D	4,586,629	4,450,155	9,036,784	10.0		19.7
Greenbelt	Houston, TX	C&D	4,294,380	3,973,526	8,267,906	12.6		24.2
Ralston Road	Houston, TX	C&D	333,145	1,126,741	1,459,886	2.3		10.2
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A	(5)	N/A	(5)
Shiloh	Travelers Rest, SC	C&D	1,084,210	3,380,905	4,465,115	12.6		52.0
Yarnell	Knoxville, TN	C&D	870,217	—	870,217	15.0		15.0
Blount	Trafford, AL	C&D	14,809,675	11,180,143	25,989,818	94.7		166.2
Fines	Alpine, AL	C&D/Industrial	7,559,925	—	7,559,925	65.4		65.4
High Point	High Point, NC	C&D	3,882,549	—	3,882,549	52.6		52.6
Raleigh	Raleigh, NC	C&D	6,976,667	6,612,722	13,589,389	46.3		90.1
DeSoto	Arcadia, FL	C&D	6,298,367	1,894,068	8,192,435	45.1		58.6
Fort Meade	Ft Meade, FL	C&D	4,175,565	3,635,910	7,811,475	33.7		63.0
Northeast	Oklahoma City, OK	C&D	4,140,630	3,347,911	7,488,541	13.9		25.1
Total			159,479,734	143,801,597	303,281,331	32.1		55.6

(1)
Permitted capacity includes the total available airspace approved by state and, if required, local regulatory agencies for our use.  Additional approvals may be required for construction and use of specific cells within the permitted area.  At any given time, certain landfills may be nearing the full capacity of existing approved cells.  The failure to obtain a consent or approval for construction or use of additional cells could have a material effect on our operations.  If the consent or approval is not obtained, we will evaluate alternative actions, such as diverting waste streams and pursuing legal recourse to challenge adverse regulatory rulings.  See “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

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

As indicated in the table above, as of December 31, 2010, 12 of our landfills were permitted to accept municipal solid waste.  The remaining 13 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials.  All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

Based on remaining permitted capacity (including probable expansions) as of December 31, 2010 and projected annual disposal volumes, the average remaining landfill life of our 23 operating landfills at December 31, 2010 was approximately 55.6 years.  Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits.  We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill.  In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity.  Please read notes 1(f) and 2 to our consolidated financial statements for information regarding our landfill accounting and use of estimates.  We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

We are currently seeking to expand permitted capacity at several of our landfills.  The table above includes a column reflecting expansions that we believe to be “probable” based on various estimates and assumptions.  For a description of how we make determinations whether permit expansion is probable, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” and note 1(f) to our consolidated financial statements.  However, we note that we may not be able to obtain permits for expansions, including expansions that we considered to be probable.  Therefore, the average remaining landfill life of our 23 operating landfills as of December 31, 2010 may not be 55.6 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.  Please read “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins.”

Available Airspace

The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2010, 2009 and 2008.

	Balance as of December 31, 2009	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2010
Permitted airspace:
Cubic yards (in thousands)	164,885	—	—	3,625	(6,186)	(2,844)	159,480
Number of sites	25	—	—	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	134,707	14,356	—	(3,625)	—	(1,637)	143,801
Number of sites	15	3	—	(1)	—	—	17
Total available airspace:
Cubic yards (in thousands)	299,592	14,356	—	—	(6,186)	(4,481)	303,281
Number of sites	25		—				25

	Balance as of December 31, 2008	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2009
Permitted airspace:
Cubic yards (in thousands)	144,057	—	6,200	18,668	(4,933)	893	164,885
Number of sites	24	—	1	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	139,124	—	31,200	(18,668)	—	(16,949)	134,707
Number of sites	15	—	1	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	283,181	—	37,400	—	(4,933)	(16,056)	299,592
Number of sites	24		1				25

	Balance as of December 31, 2007	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2008
Permitted airspace:
Cubic yards (in thousands)	149,967	—	—	—	(5,730)	(180)	144,057
Number of sites	24	—	—	—	—	—	24
Expansion airspace:
Cubic yards (in thousands)	155,524	1,805	—	—	—	(18,205)	139,124
Number of sites	15	—	—	—	—	—	15
Total available airspace:
Cubic yards (in thousands)	305,491	1,805	—	—	(5,730)	(18,385)	283,181
Number of sites	24		—				24

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

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damage to the environment.  Such potential liabilities could involve, for example: (i) claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; (ii) claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or (iii) claims alleging negligence in the planning or performance of our work.  We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.  Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant.  Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions, which we believe are customary in the industry.  However, the limits of such environmental liability insurance may be inadequate in the event of a major loss.  Further, we may be unable to continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage prohibitively expensive or otherwise unavailable.  Please read “Risk Factors—Risks Relating To Our Business—We may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition.”

We have property insurance, general liability, automobile physical damage and liability, employment practices liability, pollution liability, directors and officers liability, fiduciary liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies.  Each of our insurance policies contains a per occurrence or per loss deductible for which we are responsible.  Our deductibles range from $1,000 per loss under our employee practices to $100,000 for general liability and $250,000 per occurrence or loss under our automobile liability and workers’ compensation and employer’s liability coverages.  In addition, we have a $500,000 per loss deductible under our pollution liability coverage.  Accordingly, we are effectively self-insured for these amounts with respect to claims covered by our insurance policies, as well as with respect to amounts that exceed our policy limits (including our umbrella policy limits, where applicable).  In the future, we may be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows.  For more information on our insurance coverage, please read note 13(e) to our consolidated financial statements.

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

As of December 31, 2010, we obtained performance bonds in an aggregate amount of approximately $82.0 million.  We had letters of credit in an aggregate amount of approximately $12.1 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations.  For a description of the surety bonds and letter of credit commitments we had in place as of December 31, 2010, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Commitments.”  If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from retaining existing municipal solid waste collection contracts, entering into additional municipal contracts, or obtaining or retaining landfill or transfer station operating permits.  Please read “Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts.”

Competition

The solid waste collection and disposal industry is highly competitive and fragmented and requires substantial labor and capital resources.  The industry presently includes large, publicly-held, national waste companies such as Republic Services, Inc. and Waste Management, Inc., as well as numerous other public and privately-held waste companies.  Certain of the markets in which we compete or will likely compete are served by one or more of these companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operations may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

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

The solid waste collection and disposal industry has undergone significant consolidation, and, as a result of this consolidation, we encounter competition in our efforts to acquire landfills, transfer stations and collection operations.  Competition exists not only for collection, transfer and disposal volume but also for acquisition candidates.  We generally compete for acquisition candidates with large, publicly-held waste management companies, private equity backed firms as well as numerous privately-held regional and local solid waste companies of varying sizes and resources.  Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

Sales and Marketing

We focus our marketing efforts on increasing and extending business with existing customers, as well as increasing our new customer base.  Our sales and marketing strategy is to provide prompt, high quality, comprehensive solid waste collection, transfer and disposal services to our customers at competitive prices.  We target potential customers of all sizes, from small quantity generators to large companies and municipalities.  Because the waste collection and disposal business is a very localized business, most of our marketing activity is local in nature.  However, we do have a vice president of sales who is responsible for overseeing and formulating our sales and marketing efforts on a company-wide basis, including assisting in hiring and setting compensation programs for our field operations.

Government Contracts

We are parties to contracts with municipalities and other associations and agencies.  Many of these contracts are or will be subject to competitive bidding.  We may not be the successful bidder, or we may have to substantially lower prices in order to be the successful bidder.  In addition, some of our customers may have the right to terminate their contracts with us before the end of the contract term.

Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services.  Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities, thereby reducing the potential market opportunity for us.

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

The Resource Conservation and Recovery Act of 1976, as amended, or RCRA.  RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes.  On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D of RCRA.  Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring, as well as corrective action standards, many of which had not commonly been in place or enforced at landfills.  Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. All states in which we operate have EPA-approved programs which implemented at least the minimum requirements of Subtitle D and in some states even more stringent requirements.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA.  CERCLA, which is also known as Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment.  CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal and parties who arranged for disposal at the facility (i.e., generators of the waste and transporters who select the disposal site).  The costs of a CERCLA cleanup can be substantial.  Liability under CERCLA is not dependent on the existence or intentional disposal of “hazardous wastes” (as defined under RCRA), but can also be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in minute amounts.

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

Climate Change.  A variety of regulatory developments, proposals or requirements have been introduced that are focused on restricting the emission of carbon dioxide, methane and other gases known as greenhouse gases.  Congress has considered legislation directed at reducing greenhouse gas emissions.  There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources.  In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and, thus, subject to future regulation.  In a move toward regulating greenhouse gases, on December 15, 2009, the EPA published its findings that emission of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because greenhouse gases are, according to EPA, contributing to climate change.  On October 30, 2009, the EPA published the  greenhouse gas reporting final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring certain specified industries as well as operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually.  Municipal solid waste landfills are subject to the rule.  EPA proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles.  Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources.  As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

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

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally.  Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters.  These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity.  We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.  Please read “Risk Factors—Risks Relating To Our Business—Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price.”

Employees

As of December 31, 2010, we had approximately 1,058 full-time employees.  A group of 16 employees at one of our locations is represented by a union.  In 2006, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2011.  We are currently negotiating a new collective bargaining agreement with the union representation at this location.  We have not experienced any work stoppages and we believe that our relations with our employees are good.

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

Our business is affected by changes in national and general economic factors that are outside of our control, including economic activity, consumer confidence, interest rates and access to capital markets.  Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, particularly construction related waste, which decreases our revenues.  In 2010, we believe that weakened economic conditions negatively impacted the volume of waste we have collected and disposed of.

Additionally, consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to increase customers’ pricing.  During weak economic periods we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies.

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

Our failure to remain competitive with our competitors, some of whom have substantially greater resources, could adversely affect our ability to retain existing customers and obtain future business.

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

We may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower our prices in order to retain certain contracts, any of which would cause our revenue to decline.

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

Integrated non-hazardous waste companies are exposed to a variety of risks that are typically covered by insurance arrangements.  However, we may not be able to maintain sufficient insurance coverage to cover the broad range of risks associated with our operations for a variety of reasons.  Increases in insurance costs and changes in the insurance markets may, given our resources, limit the coverage that we are able to maintain or prevent us from insuring against certain risks.  Large or unexpected losses may exceed our policy limits, adversely affecting our results of operations, and may result in the termination or limitation of coverage, exposing us to uninsured losses, thereby adversely affecting our financial condition.

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

Our ability to remain competitive, grow and maintain operations largely depends on our cash flow from operations and access to capital.  Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures.  As we undertake more acquisitions and further expand our operations, the amount we expend on capital, closure and post-closure and remediation expenditures will increase. These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits.  We intend to continue to fund our cash needs through cash flow from operations and, if necessary, borrowings under our credit facility.  However, we may require additional equity or debt financing to fund our growth.

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

Our acquisitions could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  Borrowings under our revolving credit agreement became subject to changes in LIBOR rates.  As of December 31, 2010, we had $81.0 million outstanding under the credit facility.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $0.8 million annually.

Increases in the costs of disposal in landfills owned by third parties may reduce our operating margins.

We dispose of approximately one-third of the waste that we collect in landfills operated by others.  We may incur increases in disposal fees paid to third parties or in the costs of operating our own landfills.  If we are unable to pass these costs on to our customers, our operating margins may be reduced.

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

Our ability to meet our growth objectives depends in part on our ability to expand landfill capacity, whether by acquisition or expansion.  Exhausting permitted capacity at a landfill would restrict our growth and reduce our financial performance in the market served by the landfill, since we would be forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors, thereby increasing our waste disposal expenses.  Although we have received final permits on expansions at our existing landfills, there may be challenges, comments, or delays regarding the construction of specific cells that could have an adverse effect on our operations in these markets.  Obtaining required permits and approvals to expand landfills has become increasingly difficult and expensive, requiring numerous hearings and compliance with various zoning, environmental and regulatory laws and drawing resistance from citizens, environmental or other groups.  Even if permits are granted, they may contain burdensome terms and conditions or the timing required may be extensive and could affect the remaining capacity at the landfill.  We may choose to delay or forego tuck-in acquisitions in markets where the remaining lives of our landfills are relatively short because increased volumes would further shorten the lives of these landfills.

We are subject to environmental and safety laws, which restrict our operations and increase our costs.

We are subject to extensive federal, state and local laws and regulations relating to environmental protection and occupational safety and health.  These include, among other things, laws and regulations governing the use, treatment, storage and disposal of wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.  Our compliance with existing regulatory requirements is costly, and continued changes in these regulations could increase our compliance costs. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations and may, in the future, require us to initiate final closure of a landfill.  We are required to obtain and maintain permits that are subject to strict regulatory requirements and that are difficult and costly to obtain and maintain.  We may be unable to implement price increases sufficient to offset the cost of complying with these laws and regulations.  In addition, regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums over the amounts that we have accrued.

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

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change.  Congress has considered proposed legislation directed at reducing greenhouse gas emissions.  EPA has proposed rules to regulate greenhouse gases, regional initiatives have formed to control greenhouse gases and certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases.  The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations.  Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

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

In 2006, we negotiated a new collective bargaining agreement with the union representation at our transfer station in Rolla, Missouri (the “Rolla Contract”).  As of December 31, 2010, there were 16 employees in the group covered by the Rolla Contract.  The Rolla Contract expires in March, 2011.  We are currently negotiating a new collective bargaining agreement with the union representation at our Rolla Transfer Station.  Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

For the year ended December 31, 2010, approximately $2.7 million, or 1.4%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed.  This excludes our Ohio and Massachusetts operations, where 78.9% of revenue was earned from a rail haul operation over a Class 1 rail line transporting waste from the east coast to our Sunny Farms Landfill in Ohio.  Some states have imposed restrictions on collection routes and disposal locations.  Other states, like Ohio, impose certain fees on out-of-state waste that is disposed of in Ohio, which may reduce operating margins to the extent such fees cannot be passed on to our customers.  Furthermore, our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste.  If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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

Based on historic trends, we expect our operating results to vary seasonally, with revenue typically lowest in the first quarter, higher in the second and third quarters, and again lower in the fourth quarter.  This seasonality generally reflects the lower volume of waste during the winter months.  Adverse weather conditions negatively affect general economic activity, particularly in the construction industry, as well as waste collection productivity, resulting in higher labor and operational costs.  The general increase in precipitation during the winter months increases the weight of collected waste, resulting in higher disposal costs, as costs are often calculated on a per ton basis.  Because of these factors, operating income is generally lower in the winter months.  As a result, our operating results may be negatively affected by these variations.  Additionally, severe weather during any time of the year can negatively affect the costs of collection and disposal and may cause temporary suspensions of our collection and disposal services.  Long periods of inclement weather may interfere with collection and landfill operations, delay the construction of landfill capacity and reduce the volume of waste generated by our customers.  Any of these conditions can adversely affect our business and results of operations, which could negatively affect our stock price.

Risks Associated with Our Indebtedness

We have a substantial amount of debt which could adversely affect our operations and financial performance.

As of March 1, 2011, we had approximately $268.6 million of consolidated total indebtedness outstanding and approximately $73.9 million of additional borrowing capacity available under our credit agreement.

Our substantial debt could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make us more vulnerable to increases in interest rates; and

•	place us at a competitive disadvantage compared to our competitors with less debt.

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

We are a holding company and do not directly conduct any business operations of our own.  Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly.  As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries in order to repay any debt we may incur, to meet our other obligations, or to make any future distributions.  The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of the credit agreement and the indenture governing our senior notes.

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

Although market conditions appear to be more stabilized, the capital and credit markets experienced extreme disruption in recent years.  If similar conditions arise in the future, it is likely to exert downward pressure on availability of liquidity and credit capacity for certain issuers.

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

Risks Relating to Our Acquisitions

On February 28, 2011, we completed the acquisition of certain assets of Emerald Waste Services, including one transfer station and three collection operations in Central Florida.  The consideration for the acquisition consisted of $33.0 million in cash and 2,409,639 shares of our common stock pursuant to an amended equity interest purchase agreement.  This acquisition is subject to various risks, including the following:

•
At March 1, 2011, EWS Holdings, LLC beneficially own approximately 10.2% of our common stock.  Accordingly, subject to certain contractual voting restrictions EWS Holdings has significant voting power and potential influence and control over our company.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or may otherwise adversely affect us.

•
Cash expenditures and capital commitments associated with our acquisition of Emerald Waste may create significant liquidity and cash flow risks for us, and we may incur substantial debt in order to satisfy our obligations.

•	The integration of WCA and Emerald Waste may not be completed successfully, cost-effectively or on a timely basis.

•
If we are unable to identify and successfully acquire and integrate additional waste collection operations in Florida markets we acquired from Emerald Waste that enable us to leverage the acquisition of the collection operations and the transfer station, the long-term benefits of the acquisition could be diminished.

•
As shares of our common stock issued in the acquisition of Emerald Waste become eligible for resale (which  is generally not earlier than six months from the closing date), our stock price may suffer a significant decline as a result of the dilution caused by the increase in the number of our shares sold in the public market or market perception that the increased number of our shares available for sale will exceed the demand for our common stock.

On December 31, 2009, we consummated the acquisition of the Live Earth Companies, which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The consideration for the Live Earth Companies consisted of $19.7 million in cash and 5,555,556 shares of our common stock, which includes 3,555,556 shares that were issued at closing and up to 2,000,000 shares of our common stock that may be issued pursuant to certain earn-out provisions (the “Earn-Out Shares”).  The acquisition of the Live Earth Companies is subject to various risks, including the following:

•
At March 1, 2011, individuals affiliated with Live Earth beneficially own approximately 14.2% of our common stock and could beneficially own up to 16.9% of our common stock if the Earn-out Shares are issued.  In addition, Dan Clark, an affiliate of Live Earth, serves on our Board of Directors.  Accordingly, subject to certain contractual voting restrictions these individuals have significant voting power and potential influence and control over our company.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or may otherwise adversely affect us.

•
Cash expenditures and capital commitments associated with the operations we acquired from Live Earth may create significant liquidity and cash flow risks for us, and we may incur substantial debt in order to satisfy our obligations.

•
If railway access to the Sunny Farms Landfill were limited or prohibited due to the termination of the current contract with a Class 1 railroad operator or otherwise disrupted for any significant period of time, the operations of the landfill would suffer.

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

•
As shares of our common stock issued in the acquisition of the Live Earth Companies become eligible for resale (which in most instances is not earlier than 18 months from the closing date), our stock price may suffer a significant decline as a result of the dilution caused by the increase in the number of our shares sold in the public market or market perception that the increased number of our shares available for sale will exceed the demand for our common stock.

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

In connection with financing acquisitions, we may incur additional indebtedness or issue additional equity, including common stock or preferred stock, which would dilute the ownership percentage of existing stockholders.

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

We may acquire businesses with liabilities that we fail to discover or accurately quantify, including liabilities arising from non-compliance with environmental laws by prior owners for which we may be responsible as the successor owner.  Moreover, as we integrate a new business, we may discover that required expenses and capital expenditures are greater than anticipated, which would adversely affect our financial results.

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

Our acquisitions have resulted, and future acquisitions we make may continue to result, in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected.

As of December 31, 2010, we had approximately $79.5 million of goodwill and other intangible assets, representing approximately 18.1% of our total assets.  If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill.  We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value.  Any such charge would reduce our assets and earnings.

We may incur charges and other unforeseen expenses related to acquisitions, which could lower our earnings.

In the past, we capitalized some expenditures and advances relating to acquisitions and pending acquisitions, but expense indirect acquisition costs, including general corporate overhead, as they are incurred.  We charged against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimated we would recover, through sale or otherwise) that related to any pending acquisition that was not consummated.  Starting in 2009, all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the acquisition costs.  During the year ended December 31, 2010, we expensed $0.5 million of such costs.  We may incur more charges related to acquisitions in future periods, which could lower our earnings.

Risks Relating to Our Operations and Corporate Organization

Our success depends on key members of our senior management, the loss of any of whom could disrupt our customer and business relationships and our operations.

We believe that our continued success depends in large part on the sustained contributions of our chairman of the board and chief executive officer, Mr. Tom J. Fatjo, Jr., our president and chief operating officer, Mr. Jerome M. Kruszka, and other members of our senior management.  We rely on them to identify and pursue new business opportunities and acquisitions and to execute operational strategies.  The loss of services of Messrs. Fatjo, Jr. or Kruszka or any other senior management member could significantly impair our ability to identify and secure new contracts and acquisitions and otherwise disrupt our operations.  We do not maintain key person life insurance on any of our senior executives.  We have entered into employment agreements with our executive officers that contain non-compete and confidentiality covenants.  Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete and confidentiality covenants in their employment agreements if any of them chose to join one of our competitors.

A controlling interest in our voting stock is held by one fund and a small number of individuals (including management), which when combined with various agreements and rights of the fund, may discourage a change of control transaction and may exert control over our strategic direction.

As of March 1, 2011,

•	Joseph E. LoConti, Daniel J. Clark and certain of their affiliates beneficially owned approximately 14.2% of the outstanding shares of our common stock.

•
Ares Corporate Opportunities Fund II L.P (Ares) held preferred shares convertible into our common stock at a price of $9.60 per share.  The preferred shares were issued on July 27, 2006 and carry a 5% payment-in-kind (PIK) dividend payable semi-annually.  As of March 1, 2011, the preferred shares were immediately convertible into 9,800,633 shares of our common stock (representing approximately 29.3% of the outstanding common stock on a post-conversion basis).  Dividends are solely PIK for the first five years — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  At the end of five years the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which based on the currently outstanding shares would represent approximately 29.7% of the post-conversion shares outstanding.  After the fifth anniversary of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock” for a description of the various arrangements with Ares.

•	EWS Holdings, LLC owned approximately 10.2% of the outstanding shares of our common stock.

•	Our executive officers, directors and their related entities owned or controlled approximately 18.8% of the outstanding shares of our common stock.

Accordingly, these parties collectively hold a controlling vote and will have the ability to significantly influence our management and affairs.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or otherwise adversely affect us.

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

On July 13, 2006, our stockholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares.  The shares were issued on July 27, 2006.  The preferred stock is convertible into shares of our common stock at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  After the fifth anniversary of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.

The preferred shares were convertible into 7,812,500 shares of our common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years in 2011 would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to Ares.  Ares holds certain preferential rights, including the appointment of two directors.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at One Riverway, Suite 1400, Houston, Texas 77056, where we lease 14,360 square feet of office space.  We also own or lease field-based administrative offices in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.

Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders.  As of December 31, 2010, we owned and/or operated 25 landfills, 26 collection operations and 24 transfer stations/MRFs.  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and one transfer station is idle.  We also operated but did not own three of the transfer stations as of December 31, 2010.   For a description of our landfills, please read “Business—Our Operations—Landfills.”  We believe that our office space, operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations.  However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings can be found in note 13(d) to our consolidated financial statements included elsewhere in this report.

Item 4.  [Reserved].

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “WCAA.”  As of March 1, 2011, there were approximately 147 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  The following table sets forth the range of high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2011
First Quarter (through March 4, 2011)	$5.52	$4.79

2010
First Quarter	$5.09	$4.01
Second Quarter	$5.10	$3.95
Third Quarter	$5.05	$4.09
Fourth Quarter	$5.77	$4.54

2009
First Quarter	$3.06	$1.42
Second Quarter	$4.21	$1.46
Third Quarter	$5.10	$3.29
Fourth Quarter	$4.70	$3.67

On March 4, 2011, the closing sales price of our common stock was $5.52.

Performance Graph

The following performance graph compares the performance of our common stock to the S&P 500 Index and the Dow Jones Waste & Disposal Services Index.  The graph covers the five-year period ended December 31, 2010 and assumes that a $100 investment was made on December 31, 2005 and that all dividends were reinvested.

	December 31,
	2005	2006	2007	2008	2009	2010
WCA Waste Corporation	$100.00	$101.65	$81.77	$31.77	$54.43	$61.14
S&P 500 Index	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
Dow Jones Waste & Disposal Services Index	$100.00	$120.79	$124.27	$114.51	$127.18	$147.90

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

Purchases of Equity Securities by Company

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2010	434	(1)	$4.72	—	—
November 1 - November 30, 2010	—		—	—	—
December 1 - December 31, 2010	396	(1)	$5.13	—	—
Total	830	(1)	$4.92	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this report, except for the information for 2006 and 2007 (in thousands except per share data).  The information set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:
Revenue	$229,484	$194,138	$208,009	$184,940	$149,497
Expenses:
Cost of services (1),(2)	165,110	130,287	142,129	121,853	95,991
Depreciation and amortization	30,058	26,357	27,151	24,234	19,070
Impairment of goodwill	—	—	41,725	—	—
General and administrative (3)	11,999	13,496	12,335	12,768	11,010
(Gain) loss on sale of assets (5)	(938)	(86)	(178)	(387)	(192)
	206,229	170,054	223,162	158,468	125,879
Operating income (loss)	23,255	24,084	(15,153)	26,472	23,618
Other income (expense):
Interest expense, net	(19,028)	(18,052)	(18,560)	(16,765)	(15,385)
Write-off of deferred financing costs and debt discount (4)	(184)	—	—	—	(3,240)
Impact of interest rate swap	(236)	(2,063)	(7,547)	(4,442)	340
Other income (expense), net (5)	(3)	(3)	(240)	—	—
Other income (expense)	(19,451)	(20,118)	(26,347)	(21,207)	(18,285)
Income (loss) before income taxes	3,804	3,966	(41,500)	5,265	5,333
Income tax (provision) benefit	(1,915)	(2,958)	13,737	(2,343)	(2,313)
Net income (loss)	1,889	1,008	(27,763)	2,922	3,020
Accrued payment-in-kind dividend on preferred stock	(4,501)	(4,278)	(4,076)	(3,876)	(1,603)
Net income (loss) available to common stockholders	$(2,612)	$(3,270)	$(31,839)	$(954)	$1,417
Per Share Data — basic and diluted:
Net income (loss)	0.10	0.06	(1.71)	0.18	0.19
Accrued payment-in-kind dividend on preferred stock	(0.23)	(0.27)	(0.25)	(0.24)	(0.10)
Net income (loss) available to common stockholders	$(0.13)	$(0.21)	$(1.96)	$(0.06)	$0.09

Weighted average shares outstanding — basic	19,598	15,824	16,257	16,460	16,360
Weighted average shares outstanding — diluted	19,598	15,824	16,257	16,460	16,385
Other Financial Data:
Capital expenditures	$31,282	$23,827	$29,301	$29,158	$29,110

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Property and equipment, net (6)	$320,564	$320,923	$276,483	$270,384	$207,441
Total assets (6)	439,862	431,573	387,958	426,723	371,249
Current maturities of long-term debt	500	500	64	699	916
Long-term debt, less current maturities and discount	232,571	219,516	200,295	198,149	165,958
Total stockholders’ equity	163,729	160,529	139,503	170,364	167,779

(1)
We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. (WMI) in 2000. All remaining prepaid disposal rights with WMI were fully utilized in 2007. Additionally in each of the years 2007 and 2006, we paid $1,000 to acquire prepaid disposal rights at a Texas landfill from Waste Services, Inc. (WSI). At the time we acquired the landfill from WSI in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given. During the years ended December 31, 2007 and 2006, we recorded $1,037 and $2,383, respectively, for the use of such disposal rights as a component of cost of services.

(2)
We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2010, 2009, 2008, 2007 and 2006, we recorded $1,095, $628, $558, $483 and $284, respectively, as a non-cash component of cost of services for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting.

(3)
General and administrative expenses include stock-based compensation expense of $1,564, $1,737, $2,212, $1,977 and $1,118 during the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The stock-based compensation expense during these years includes earned compensation of $1,543, $1,653, $2,182, $1,765 and $1,118, respectively, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated. In addition, the compensation expense of $21, $84, $30 and $212 during the years ended December 31, 2010, 2009, 2008 and 2007, respectively, relates to the stock portion of the executive bonus plan.

(4)
The $184 write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of an amendment on June 30, 2010, which extended the term of the credit agreement from July 5, 2011 to January 31, 2014 and increased our borrowing capacity from $175 million to $200 million under the agreement. The $3,240 write-off of deferred financing costs and debt discount in 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.

(5)
Starting in 2010, (gain) loss on sale of assets is categorized as a component of operating expenses.  As a result, we have made such reclassification in previous years’ consolidated financial statements.

(6)
Property and equipment, net and total assets as of December 31, 2009 have been increased by $199 due to an additional purchase price adjustment on December 31, 2009, the date of the Live Earth acquisition. This adjustment retrospectively increased the fair value of Sunny Farms Landfill to reflect new information obtained during 2010 about certain contingency that existed as of the acquisition date.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 14, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

	2010		2009		2008
	$	%	$	%	$	%
Collection:
Residential	$53,619	23.3%	$55,086	28.4%	$50,433	24.2%
Commercial	25,917	11.3	25,082	12.9	21,607	10.4
Roll-off	43,534	19.0	45,763	23.6	57,756	27.8
Total collection	123,070	53.6	125,931	64.9	129,796	62.4
Disposal	98,841		68,831		75,456
Less intercompany	28,338		25,109		29,527
Disposal, net	70,503	30.7	43,722	22.5	45,929	22.1
Transfer and other	47,493		35,924		46,413
Less intercompany	11,582		11,439		14,129
Transfer and other, net	35,911	15.7	24,485	12.6	32,284	15.5
Total revenue	$229,484	100.0%	$194,138	100.0%	$208,009	100.0%

2011 Financial Objectives

Prior to taking into account the impact of potential acquisitions, we anticipate 2011 to be a year with improving operating results, which includes moderate increases in revenue resulting from a balance of price increases and stabilized volume in our construction and demolition (C&D) business.  We expect that earnings per share prior to the effect of potential acquisitions will also improve.  We believe that our available capacity under our revolving credit facility should enable us to remain opportunistic in pursuing potential acquisitions, including acquisitions that would enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  Although we have identified potential acquisition targets, these opportunities may or may not materialize.

2010 Business Performance

During 2010, our revenue was $229.5 million, which represents an 18.2% increase over 2009.  Our operating income was $23.3 million in 2010, compared to $24.1 million in 2009.  Net loss available to common stockholders for 2010 was $2.6 million, or $0.13 per share, compared to $3.3 million, or $0.21 per share, for 2009.  Adjusted EBITDA for 2010 was $53.8 million, an increase of 4.5% over $51.5 million in 2009.  We recorded charges of $0.2 million and $1.3 million (net of tax) due to the impact of interest rate swap agreements, $0.3 million and $0.7 million (net of tax) related to merger and acquisition related expenses, and $0.1 million and $0.4 million due to the tax impact of vested restricted shares in 2010 and 2009, respectively.  Additionally, our net loss in 2010 included $0.1 million (net of tax) write-off of deferred financing costs associated with an amendment of our revolving credit facility on June 30, 2010.

Factors that impacted our 2010 performance include, but are not limited to, the following:

•	increased revenue and operating costs brought by the Live Earth acquisition on December 31, 2009 and other smaller acquisitions in 2010;

•	decreased revenue and operating costs due to the asset sale of our Jonesboro operations in April 2010, offset by the gain from the sale of those assets;

•	decrease in C&D revenue in Texas as a result of the delayed impact of general economic conditions on Texas C&D markets;

•	severe weather during January and February of 2010 which significantly affected our collection and disposal revenues in several markets;

•	increase in special waste volume in Arkansas which improved operating margins;

•
higher cost of services as a percentage of revenue, primarily due to integration costs as well as higher transportation costs and waste taxes at our Ohio and Massachusetts operations, which significantly lowered operating margins; and

•	higher depreciation and amortization expenses due to more acquisition and growth capital expenditures.

Except for the reduction in C&D revenue in Texas and the increase in special waste revenue in Arkansas, revenues in our other locations have stayed relatively flat or are slightly improving.  We are actively seeking growth opportunities through acquisitions and we expect that our existing operations in 2011 will remain stable, with slight improvements due to pricing increases.  Significant improvement in general economic activity and/or construction activity would be likely to have a significant favorable/positive impact on our operations.

In 2010, we invested approximately $12.7 million on a combination of newly acquired companies and similar expansion and growth expenditures, including $9.9 million of cash, 20,492 shares of our common stock valued at $0.1 million and $0.3 million of net working capital.  The remaining $2.4 million was related to initial capital expenditures associated with acquisitions.  As of December 31, 2010, we had approximately $106.9 million available under our existing credit facility.

During 2010, the total PIK dividend on preferred stock was $4.5 million.  In 2011, the PIK preferred dividend will be $4.7 million.  For more information regarding the PIK dividend associated with the outstanding shares of our preferred stock, please read “—Liquidity and Capital Resources—Preferred Stock.”

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

We believe that adjusted EBITDA is useful to an investor in evaluating our operating performance because:

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (in thousands):

	2010	2009	2008
Adjusted EBITDA	$53,767	$51,468	$53,819
Depreciation and amortization	(30,058)	(26,357)	(27,151)
Impairment of goodwill	—	—	(41,725)
Merger and acquisition related expenses	(457)	(1,030)	(115)
Interest expense, net	(19,028)	(18,052)	(18,560)
Write-off of deferred financing costs	(184)	—	—
Impact of interest rate swap	(236)	(2,063)	(7,547)
Net loss on early disposition of notes receivable/payable	—	—	(221)
Income tax (provision) benefit	(1,915)	(2,958)	13,737
Accrued payment-in-kind dividend on preferred stock	(4,501)	(4,278)	(4,076)
Net loss available to common stockholders	$(2,612)	$(3,270)	$(31,839)

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

Acquisitions

As disclosed in “Business—Integration and Acquisitions,” we may target acquisition opportunities that enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  In markets where we already own a landfill, we intend to focus on expanding our presence through tuck-in acquisitions.  Tuck-in acquisitions are sought to provide growth in revenue and increase in market share, to enable disposal internalization and consolidation of duplicative facilities and functions to improve efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

We completed four acquisitions during the year ended December 31, 2010.  Total consideration for these acquisitions included $9.9 million of cash and 20,492 shares of our common stock valued at $0.1 million.  Information concerning our acquisitions may be found in the table below and in our previously filed periodic and current reports and in note 3 to our consolidated financial statements.

The following sets forth additional information regarding the acquisitions from January 1, 2008 to December 31, 2010:

Company	Location	Region	Completion Date	Operations
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection
Live Earth, LLC	Fostoria, OH/Brockton, MA	IV	December 31, 2009	Landfill & Transfer Station
Washita Disposal	Oklahoma City, OK	II	August 1, 2010	Collection
Five JAB Environmental Services, LLC	Houston, TX	II	September 1, 2010	Collection
Sprint Waste Services, L.P.	Houston, TX	II	October 1, 2010	Collection
DINA Industries, Inc.	Houston, TX	II	October 1, 2010	Collection

At December 31, 2010, we owned and/or operated a total of 25 landfills, 26 collection operations and 24 transfer stations/MRFs, had approximately 389 routes and handled approximately 15,000 landfill tons per day at our landfills.

On December 15, 2010, we entered into an agreement to purchase certain assets of Emerald Waste Services, including one transfer station and three collection operations in Central Florida.  We closed this acquisition on February 28, 2011.  The consideration for this acquisition consisted of $33.0 million in cash and 2,409,639 shares of our common stock.

On January 3, 2011, effective January 1, 2011, we completed the acquisition of IESI OK Corporation (now known as WCA of Chickasha) for cash consideration of $1.875 million.  The acquired assets consist of various collection routes in the area of Chickasha, Oklahoma and a fully permitted transfer station which is not currently in operation.

On February 15, 2011, we entered into an operating agreement and an option to purchase Stoughton Recycling Technologies, LLC, a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  In consideration for the purchase option and the operating agreement, we paid $3.0 million in cash and issued 406,669 shares of our common stock.

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

Results of Operations

Certain reclassifications have been made to prior years’ presentation to conform to the current year presentation.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the years ended December 31, 2010 and 2009 and the changes between the segments for each category (dollars in thousands).

	Region I	Region II	Region III	Region IV	Corporate	Total	% of Revenue
Year ended December 31, 2010:
Revenue	$50,316	$96,750	$44,369	$38,049	$—	$229,484	100.0
Cost of services	34,999	68,422	28,263	33,426	—	165,110	72.0
Depreciation and amortization	5,357	13,133	6,586	4,540	442	30,058	13.1
General and administrative	3,496	6,855	2,512	—	(864)	11,999	5.2
(Gain) loss on sale of assets	133	(23)	(1,049)	—	1	(938)	(0.4)
Operating income	$6,331	$8,363	$8,057	$83	$421	$23,255	10.1
Year ended December 31, 2009:
Revenue	$50,846	$101,749	$41,543	$—	$—	$194,138	100.0
Cost of services	36,092	66,239	27,956	—	—	130,287	67.1
Depreciation and amortization	5,783	12,811	7,276	—	487	26,357	13.6
General and administrative	3,205	5,925	2,712	—	1,654	13,496	6.9
(Gain) loss on sale of assets	(29)	3	(60)	—	—	(86)	—
Operating income (loss)	$5,795	$16,771	$3,659	$—	$(2,141)	$24,084	12.4
Increase/(decrease) in 2010 compared to 2009:
Revenue	$(530)	$(4,999)	$2,826	$38,049	$—	$35,346
Cost of services	(1,093)	2,183	307	33,426	—	34,823
Depreciation and amortization	(426)	322	(690)	4,540	(45)	3,701
General and administrative	291	930	(200)	—	(2,518)	(1,497)
(Gain) loss on sale of assets	162	(26)	(989)	—	1	(852)
Operating income (loss)	$536	$(8,408)	$4,398	$83	$2,562	$(829)

Revenue.  Total revenue for the year ended December 31, 2010 increased by 18.2% to $229.5 million from $194.1 million for the year ended December 31, 2009.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $40.5 million of the revenue growth while internal volume decreased $2.6 million, operational price decreases contributed $1.9 million, and pricing from fuel surcharges increased $1.4 million.  In addition, our revenue was negatively impacted by $2.0 million due to the asset sale of our Jonesboro operations in April 2010 as well as severe weather during January and February of 2010, both of which significantly affected our collection and disposal revenues in several markets.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Region IV was acquired on December 31, 2009 and accounted for $38.0 million of the revenue increase.  The revenue decrease of $5.0 million in Region II was primarily attributed to volume decreases of $5.1 million and price decreases of $2.6 million, partially offset by acquisition growth of $2.5 million and increases in fuel surcharges of $0.2 million.  The revenue increase of $2.8 million in Region III was primarily attributed to volume increases of $4.6 million and increases in fuel surcharges of $0.5 million, partially offset by price decreases of $0.3 million and Jonesboro divestiture of $2.0 million.  In some instances we have lowered pricing in municipal residential contracts in response to increased competition.  We have seen the majority of the revenue decrease in Texas where C&D waste volume dropped significantly compared to 2009, primarily due to the delayed impact of the overall economic conditions on the Texas C&D markets.  In addition, C&D volumes in 2009 increased as a result of the rebuilding efforts after Hurricane Ike.  The revenue in Region III was largely boosted by special waste volumes in Arkansas.  Revenues in our other locations have stayed relatively flat or are moderately improving.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Cost of services.  Total cost of services for the year ended December 31, 2010 increased $34.8 million, or 26.7%, to $165.1 million from $130.3 million for the year ended December 31, 2009.  The increase in cost of services was primarily a result of acquisitions.  Another factor that led to the increase was higher fuel costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $33.4 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue primarily due to rising fuel costs in the region, higher labor costs in Texas that were primarily related to acquisitions, and higher insurance costs in Oklahoma.

Overall cost of services increased to 72.0% of revenue for the year ended December 31, 2010 from 67.1% during the same period last year.  Increases in operating costs as a percentage of revenue were mainly attributable to our acquisition of Region IV.  Cost of services in this region accounted for 87.8% of its revenue, primarily due to integration costs as well as higher transportation costs and waste taxes.  Other than the impact of the acquisition of Region IV, higher fuel costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.5% for the year ended December 31, 2009 to 6.2% for the year ended December 31, 2010.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2010 increased $3.7 million, or 14.0%, to $30.1 million from $26.4 million for the year ended December 31, 2009.  The increase in depreciation and amortization expenses can primarily be attributed to our acquisition of Region IV on December 31, 2009 and other acquisitions during 2010.  Factors that may influence the change in depreciation and amortization expenses also include amortization corresponding with landfill volume usage, capital expenditures for existing operations, and assets that become fully depreciated during the year.

General and administrative.  Total general and administrative expenses decreased $1.5 million, or 11.1%, to $12.0 million for the year ended December 31, 2010 from $13.5 million for the year ended December 31, 2009.  The decrease in general and administrative expense was mainly attributable to decreases in payroll-related expenses, legal fees, merger and acquisition related expenses, and stock based compensation expenses.  Such decreases also resulted in the decrease of overall general and administrative expenses from 6.9% of revenue during the year ended December 31, 2009 to 5.2% of revenue during the year ended December 31, 2010.

(Gain) loss on sale of assets.  Gain sale of assets for the year ended December 31, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Years Ended December 31,
	2010		2009
Operating income	$23,255	10.1%	$24,084	12.4%
Interest expense, net	(19,028)	(8.3)	(18,052)	(9.3)
Write-off of deferred financing costs	(184)	(0.1)	—	—
Impact of interest rate swap	(236)	(0.1)	(2,063)	(1.1)
Other income (expense), net	(3)	—	(3)	—
Income tax provision	(1,915)	(0.8)	(2,958)	(1.5)
Accrued payment-in-kind dividend on preferred stock	(4,501)	(1.9)	(4,278)	(2.2)
Net loss available to common stockholders	$(2,612)	(1.1)%	$(3,270)	(1.7)%

Interest expense, net.  Interest expense, net for the year ended December 31, 2010 increased by 5.4% to $19.0 million from $18.1 million for the year ended December 31, 2009.  The increase in interest expense was mainly caused by higher debt balances related to our borrowings to finance acquisitions.

Write-off of deferred financing costs.  The $0.2 million write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of an amendment on June 30, 2010, which extended the term of the credit agreement from July 5, 2011 to January 31, 2014 and increased our borrowing capacity under the agreement from $175 million to $200 million.

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2010 was attributable to a $6.7 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $6.5 million gain related to the unrealized portion in the mark to market of the swap.  The impact of the interest rate swap for the year ended December 31, 2009 consisted of a $7.2 million loss related to the realized portion of the interest rate swap and a $5.2 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Income tax provision.  Income tax provision for the year ended December 31, 2010 as a percentage of pre-tax income was 50.3% as compared to 74.6% for the year ended December 31, 2009.  The decrease in our annual effective tax rate is primarily attributable to an increase in expected utilization of state net operating loss carryforwards as of December 31, 2010 as compared to December 31, 2009 and to the decrease in non-deductible expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Accrued payment-in-kind dividend on preferred stock.  The $4.5 million and $4.3 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2010 and 2009, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock.”

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

	Region I	Region II	Region III	Corporate	Total	% of Revenue
Year ended December 31, 2009:
Revenue	$50,846	$101,749	$41,543	$—	$194,138	100.0
Cost of services	36,092	66,239	27,956	—	130,287	67.1
Depreciation and amortization	5,783	12,811	7,276	487	26,357	13.6
Impairment of goodwill	—	—	—	—	—	—
General and administrative	3,205	5,925	2,712	1,654	13,496	6.9
(Gain) loss on sale of assets	(29)	3	(60)	—	(86)	—
Operating income (loss)	$5,795	$16,771	$3,659	$(2,141)	$24,084	12.4
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$208,009	100.0
Cost of services	38,676	68,256	35,197	—	142,129	68.3
Depreciation and amortization	5,415	13,195	8,041	500	27,151	13.1
Impairment of goodwill	—	25,944	15,781	—	41,725	20.1
General and administrative	3,375	7,262	3,816	(2,118)	12,335	5.9
Gain on sale of assets	(34)	(47)	(97)	—	(178)	(0.1)
Operating income (loss)	$6,341	$(10,060)	$(13,052)	$1,618	$(15,153)	(7.3)
Increase/(decrease) in 2009 compared to 2008:
Revenue	$(2,927)	$(2,801)	$(8,143)	$—	$(13,871)
Cost of services	(2,584)	(2,017)	(7,241)	—	(11,842)
Depreciation and amortization	368	(384)	(765)	(13)	(794)
Impairment of goodwill	—	(25,944)	(15,781)	—	(41,725)
General and administrative	(170)	(1,337)	(1,104)	3,772	1,161
(Gain) loss on sale of assets	5	50	37	—	92
Operating income (loss)	$(546)	$26,831	$16,711	$(3,759)	$39,237

Revenue.  Total revenue for the year ended December 31, 2009 decreased $13.9 million, or 6.7%, to $194.1 million from $208.0 million for the year ended December 31, 2008.  This decline was primarily due to volume decreases of $15.5 million and decreases in fuel surcharges of $5.3 million, which were partially offset by operational price increases of $2.2 million and acquisition growth of $4.7 million.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of new regions acquired which can be analyzed individually.  Revenue in Region I decreased $2.9 million due to volume decreases of $5.3 million and decreases in fuel surcharges of $1.3 million, partially offset by price increases of $0.6 million and acquisition growth of $3.1 million.  The revenue decrease of $2.8 million in Region II was attributed to volume decreases of $3.4 million and fuel surcharge decreases of $1.9 million, partially offset by price increases of $0.9 million and acquisition growth of $1.6 million.  The Region II volume decreases were most notable in Florida and Oklahoma.  Revenue in Region III decreased $8.1 million due to volume decreases of $6.8 million and decreases in fuel surcharges of $2.1 million, partially offset by price increases of $0.8 million.  The volume decreases were primarily from Alabama, North Carolina and South Carolina as a result of poor economic conditions in those markets.  During 2009 we believe that the weakening economy had a significant adverse effect on our revenues, specifically the decrease in the number of active construction projects that has resulted from this downturn.  Waste generated from construction projects represents a significant revenue stream especially for roll-off collection and landfill operations.  We believe this to be the cause of a significant portion of our revenue decline.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

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

The following table sets forth items below operating income (loss) in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2009		2008
Operating income (loss)	$24,084	12.4%	$(15,153)	(7.3)%
Interest expense, net	(18,052)	(9.3)	(18,560)	(8.9)
Impact of interest rate swap	(2,063)	(1.1)	(7,547)	(3.6)
Other income (expense), net	(3)	—	(240)	(0.1)
Income tax (provision) benefit	(2,958)	(1.5)	13,737	6.6
Accrued payment-in-kind dividend on preferred stock	(4,278)	(2.2)	(4,076)	(2.0)
Net loss available to common stockholders	$(3,270)	(1.7)%	$(31,839)	(15.3)%

Interest expense, net.  Interest expense, net for the year ended December 31, 2009 decreased $0.5 million, or 2.7%, to $18.1 million from $18.6 million for the year ended December 31, 2008.  The decrease was partially caused by lower LIBOR interest rate on the revolving credit facility and repayments of Environmental Facilities Revenue Bonds and various seller notes.  Additionally, interest expense for the year ended December 31, 2009 included $0.4 million additional amortization of deferred financing costs related to the amendment of our revolving credit agreement while interest expense for the year ended December 31, 2008 included $0.4 million amortization of remaining debt discount associated with the early repayment of certain environmental bonds.

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2009 was attributable to a $7.2 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $5.2 million gain related to the unrealized portion in the mark to market of the swap.  The impact of the interest rate swap for the year ended December 31, 2008 consisted of a $3.2 million loss related to the realized portion of the interest rate swap and a $4.3 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  Please read note 1(p) to the financial statements included in Item 8 and “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this report for more information.

Income tax (provision) benefit.  Income tax (provision) benefit for the year ended December 31, 2009 as a percentage of pre-tax income (loss) was 74.6% as compared to 33.1% for the year ended December 31, 2008.  The increase in our annual effective tax rate is primarily attributable to an increase in expected utilization of state net operating loss carryforwards as of December 31, 2009 as compared to December 31, 2008 and to the increase in non-deductible expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Accrued payment-in-kind dividend on preferred stock.  The $4.3 million and $4.1 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2009 and 2008, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock.”

Liquidity and Capital Resources

Our business is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future.  Any acquisitions that we make will also require significant capital.  We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility.  Additionally, our acquisitions may use seller notes, equity issuances and debt financings.  The availability and level of our financing sources cannot be assured, while conditions appear to have stabilized, recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing.  In addition, the availability under our credit facility is limited by compliance with certain covenants and ratios.  Our inability to obtain funding necessary for our business on acceptable terms would have a material adverse impact on us.

To address potential credit and liquidity issues, we consider several items.  Despite the decline in the Texas C&D markets due to the delayed impact of poor economic conditions as well as severe weather during January and February of 2010 that impacted our collection and disposal revenues in several markets, our adjusted EBITDA has improved from $51.5 million for the year ended December 31, 2009 to $53.8 million for the year ended December 31, 2010.  We are actively seeking growth opportunities through acquisitions and we expect our existing operations to remain relatively stable or slightly improve in 2011, mostly through pricing increases.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $106.9 million in available capacity under our current revolving credit agreement as of December 31, 2010, subject to customary covenant compliance.

We amended our revolving credit agreement on June 30, 2010 to extend the term from July 5, 2011 to January 31, 2014 and increase our borrowing capacity from $175 million to $200 million.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  For further information about credit risks, please see Item 1A “Risk Factors” and “—Cautionary Statement About Forward-Looking Statements” in this report.  For further information about our credit facility, please see “Bank Credit Facility” below.

A portion of our capital expenditures is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of December 31, 2010, we had total outstanding long-term debt of approximately $233.1 million, consisting of $150 million of senior notes, $81.0 million outstanding under our credit facilities, and approximately $2.1 million of various seller notes.  This represented an increase of approximately $13 million over our total debt outstanding as of December 31, 2009.  The increase in outstanding debt since December 31, 2009 was primarily due to $13.5 million in additional borrowings under the credit facility to finance acquisitions, partially offset by the repayment of $0.5 million on a seller note.  As of December 31, 2010, we had $81.0 million outstanding under the revolving credit facility and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $106.9 million in available capacity under the facility.  With $2.8 million cash on hand at December 31, 2010, our total capacity was approximately $109.7 million.

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

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limits our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the indenture.  As of December 31, 2010, we were in compliance with all covenants under the senior notes indenture.

Bank Credit Facility

On July 5, 2006, we entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  The credit facility includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008, February 2009 and 2010, and again in June 2010.  Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.

On June 30, 2010, we and Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Credit Agreement.  Regions Bank, Branch Banking and Trust Company, and CoBank have become new participating lenders under the Credit Agreement.

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

The following table highlights the revised margins included in the Amendment:

Basis for	Leverage	Facility	LIBOR	All-In	Letter of Credit	Base Rate
Pricing	Ratio	Fee	Margin	Spread	Fees	Margin
Level I	< 3.00:1.0	0.375	2.125	2.500	2.125	1.625
Level II	≥3.00:1.0 but <3.50:1.0	0.375	2.375	2.750	2.375	1.875
Level III	≥3.50:1.0 but <4.00:1.0	0.375	2.625	3.000	2.625	2.125
Level IV	≥4.00:1.0 but <4.50:1.0	0.625	2.625	3.250	2.625	2.125
Level V	≥4.50:1.0	0.875	2.625	3.500	2.625	2.125

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

Our credit facility is subject to various financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), to maintain specified debt service ratios, to limit capital expenditures, and to maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that would not correspond to GAAP or Non-GAAP measures disclosed in this report and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

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

As of December 31, 2010, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,800,633 shares of our common stock, which would represent approximately 29.3% of our outstanding common stock on a post-conversion basis as of March 1, 2011.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  After July 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 29.7% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.

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

•
Ares can elect to treat any fundamental transaction as a liquidation event, which will entitle Ares to its liquidation preferences.  Following such election, in the event that we elect to make any payment such as a dividend or stock repurchase payment to a common shareholder, we will be required to repay Ares the full amount of the liquidation preference associated with the preferred stock.  However, if securities of another company are issued as consideration in a fundamental transaction, we have the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Stock Market or listed on the New York Stock Exchange.  The value of such shares is determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

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

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations (in thousands).  For the year ended December 31, 2010, our cash paid for interest expense was $17.6 million.  Please read note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2010.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt principal amount outstanding (1)	$233,075	$500	$1,575	$231,000	$—
Closure and post-closure costs (2)	199,490	—	1,559	7,881	190,050
Operating leases	10,929	2,421	4,095	2,439	1,974
Note payable	1,251	1,251	—	—	—
Estimated interest payments on long-term debt (3)	55,468	16,339	32,568	6,561	—
Estimated interest payments on note payable	29	29	—	—	—
Total	$500,242	$20,540	$39,797	$247,881	$192,024

(1)	The long-term debt principal amount outstanding includes a seller note valued at $496 thousand with one future payment of $500 thousand due on January 15, 2011.

(2)
The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2010, without the impact of discounting and inflation.  We believe the amount and timing of these activities are reasonably estimable.  The cost in current dollars is inflated (2.5% at December 31, 2010) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2010).  Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

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

Other Commitments

As of December 31, 2010, we had the following other commitments (in thousands):

	Commitment Expiration By Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financial surety bonds (1)	$82,037	$82,037	$—	$—	$—
Standby letters of credit (2)	12,111	12,111	—	—	—
Total	$94,148	$94,148	$—	$—	$—

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

(2)
We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above.  As of December 31, 2010, $4.7 million had been provided to the surety bond underwriters.  We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self insured portion of outstanding claims.  As of December 31, 2010, we had provided $7.4 million in standby letters of credit.  All of these standby letters of credit are renewed on an annual basis.  Our commitments for standby letters of credit are not recorded in our financial statements.  The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income.  However, we currently satisfy such claims from our cash flows from operations.

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

We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.  As of December 31, 2010, we had accrued approximately $2.8 million for these claims.  If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

Cash Flows

The following is a summary of our cash balances and cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash and cash equivalents at the end of the period	$2,763	$4,329	$955
Net cash provided by operating activities	$25,396	$31,747	$34,294
Net cash used in investing activities	$(38,829)	$(46,868)	$(30,943)
Net cash provided by (used in) financing activities	$11,867	$18,495	$(3,534)

Net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was $25.4 million, $31.7 million and $34.3 million, respectively.  The changes in cash flows from operating activities year over year were due to net income (loss) adjusted for non-cash charges and changes in components of working capital.  Non-cash charges primarily consist of depreciation and amortization, deferred taxes, unrealized gain or loss on interest rate swap, amortization of deferred financing costs and debt discount, stock-based compensation, gain or loss on sale of assets and landfill accretion expense, as well as impairment of goodwill in 2008.  While these non-cash charges affect our earnings comparison, they have no impact on net cash provided by operating activities.  Adjusted for the non-cash charges, net income increased $2.0 million in 2010 over 2009 and decreased $7.1 million in 2009 over 2008.  It primarily reflected the changes in cash generated from operating income year over year.  Working capital changes are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.  Changes in our working capital accounts, mostly accounts receivable, negatively impacted our cash flows from operating activities by $0.9 million in 2008 and $4.8 million in 2010 and favorably impacted our cash flows from operating activities by $3.6 million in 2009.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $41.2 million, $47.2 million and $37.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The fluctuation is mainly caused by acquisitions over the years.  We spent substantially more on acquisitions in 2009 as we completed the Live Earth acquisition on December 31, 2009.  On the other hand, capital expenditures related to our existing operations remained steady over the three-year period, with 2009 being slightly lower as we shifted our focus towards acquisition-related expenditures.

Net cash provided by (used in) financing activities during the years ended December 31, 2010, 2009 and 2008 was $11.9 million, $18.5 million and $(3.5) million, respectively.  Net cash provided by (used in) financing activities during the years ended December 31, 2010, 2009 and 2008 mainly includes a combination of borrowings under our revolving credit facilities, repayments of debt, payments under the common stock repurchase program which was terminated on December 18, 2008, changes in restricted cash, and financing costs associated with our credit facilities.

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

Landfill Accounting

Capitalized Landfill Costs

At December 31, 2010, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of December 31, 2010, we have included 144 million cubic yards of expansion airspace with estimated development costs of approximately $94.8 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2010, 2009 and 2008:

	2010	2009	2008
Number of landfills owned	25	25	24
Landfill depletion and amortization expense (in thousands)	$12,598	$9,680	$11,058
Accretion expense (in thousands)	1,095	628	558
	$13,693	$10,308	11,616
Airspace consumed (in thousands of cubic yards)	6,186	4,933	5,730
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.21	$2.09	$2.03

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

Under the guidance of ASC Topic 350, the first step for the goodwill impairment test requires us to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  We estimated the fair value of our reporting units using a discounted cash flow approach.  The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  We based our projected cash flows on budgeted operating results for 2011.  For 2012 and future periods, we assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  We used an average discount rate of 9.6%, which represented our weighted average cost of capital and was evaluated by independent third parties for reasonableness.  Our reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, we allocated assets and liabilities accounted for within Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

In our discounted cash flow analysis in 2009 and 2010, the estimated fair value for each of our reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.  During the goodwill impairment test in 2008, we made an impairment adjustment of $41.7 million as the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.”  This update amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-13 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.”  This update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010.  We adopted ASU 2010-06 on January 1, 2011.  The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 updates ASC Topic 855, Subsequent Events.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which an entity has evaluated subsequent events.  We adopted the provisions of this pronouncement upon issuance with no material impact to our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  ASU 2010-28 updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We adopted ASU 2010-28 on January 1, 2011.  The adoption did not have any material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 amends ASC Topic 805, Business Combinations.  This update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  We adopted ASU 2010-29 on January 1, 2011.  The adoption of this update did not have any material impact on our financial position, results of operations or cash flows.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

During the years ended December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	increases in the costs of fuel may reduce our operating margins;

•	our failure to remain competitive with our competitors, some of whom have substantially greater resources, could adversely affect our ability to retain existing customers and obtain future business;

•
we may lose contracts through competitive bidding, early termination or governmental action, or we may have to substantially lower our prices in order to retain certain contracts, any of which would cause our revenue to decline;

•
we may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition;

•	increases in costs of insurance would reduce our operating margins;

•	our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms;

•	changes in interest rates may affect our profitability;

•	increases in the costs of disposal in landfills owned by third parties may reduce our operating margins;

•	increases in the costs of labor may reduce our operating margins;

•	we may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins;

•	we are subject to environmental and safety laws, which restrict our operations and increase our costs;

•	we may become subject to environmental clean-up costs or litigation that could curtail our business operations and materially decrease our earnings;

•	governmental authorities may enact climate change regulations that could increase our costs to operate;

•	our accruals for landfill closure and post-closure costs may be inadequate, and our earnings would be lower if we are required to pay or accrue additional amounts;

•	we may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts;

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

•
the inability or failure of any syndicate bank to meet its obligations under our senior credit facility could adversely impact our short-term and/or long-term capital or cash needs by limiting our access to swing-line loans, increasing the cost of issuing letters of credit, or reducing the total capacity available under the revolving credit facility; and

•	adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

Our future financial performance may also depend on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:

•
on February 28, 2011, we completed the acquisition of certain assets of Emerald Waste Services, including one transfer station and three collection operations in Central Florida with cash and issuance of our common stock.  This acquisition is subject to various risks;

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

•
in connection with financing acquisitions, we may incur additional indebtedness or issue additional equity, including common stock or preferred stock, which would dilute the ownership percentage of existing stockholders;

•	businesses that we acquire may have unknown liabilities and require unforeseen capital expenditures, which would adversely affect our financial results;

•	rapid growth may strain our management, operational, financial and other resources, which would adversely affect our financial results;

•
our acquisitions have resulted, and future acquisitions we make may continue to result, in significant goodwill and other intangible assets, which may need to be written down if performance is not as expected; and

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  We use interest rate swap agreements to manage a portion of our risks related to interest rates.  We entered into a swap agreement effective July 11, 2006 with the intention to limit our exposure to a rising rate interest environment.  For the year ended December 31, 2010, the net difference between the fixed amount we paid and the floating amount we received was $6.7 million.  This interest rate swap expired on November 1, 2010, which will improve annual cash flow in future years by approximately $6.7 million based on 2010 results.  At the time we entered into the swap, we had no floating rate LIBOR debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction.  Accordingly, any changes in the unrealized fair value of the swap were recognized in the statement of operations.  We did not enter into the interest rate swap agreements for trading purposes.

As of December 31, 2010, we had $81.0 million in borrowings under our revolving credit facility which bears interest at variable or floating rates.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $0.8 million.  Please read “Business—Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability.”  The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2010 (dollars in thousands):

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter	Total
Debt:
Senior notes	$—	$—	$—	$150,000	$—	$—	$150,000
Average interest rate (a)
Revolving credit agreement	$—	$—	$—	$81,000	$—	$—	$81,000
Average interest rate (b)
Other borrowings	$500	$1,575	$—	$—	$—	$—	$2,075
Average interest rate	10.0%	5.5%	—	—	—	—	6.58%
Note payable	$1,251	$—	$—	$—	$—	$—	$1,251
Average interest rate	5.5%	—	—	—	—	—	5.5%

(a)	The interest rate of our senior notes is 9.25% as stipulated by the indenture.

(b)
Borrowings under the revolving credit agreement bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate.  The applicable margin is determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  As of December 31, 2010, the interest rate in effect for the revolving credit agreement was 2.89%.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of December 31, 2010, the fair value of these notes, based on quoted market prices, was approximately $155 million compared to a carrying amount of $150 million.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCA Waste Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited WCA Waste Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  WCA Waste Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on WCA Waste Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, WCA Waste Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 10, 2011

WCA WASTE CORPORATION

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,763	$4,329
Accounts receivable, net of allowance for doubtful accounts of $482 and $318	26,113	21,767
Deferred tax assets	3,436	1,452
Prepaid expenses and other	3,962	4,575
Total current assets	36,274	32,123

Property and equipment, net	320,564	320,923
Goodwill, net	71,578	65,318
Intangible assets, net	7,891	7,051
Deferred financing costs, net	3,210	3,628
Deferred tax assets	—	2,385
Other assets	345	145
Total assets	$439,862	$431,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,131	$10,013
Accrued liabilities and other	13,921	17,489
Interest rate swap	—	6,489
Note payable	1,251	1,231
Current maturities of long-term debt	500	500
Total current liabilities	28,803	35,722

Long-term debt, less current maturities and discount	232,571	219,516
Accrued closure and post-closure liabilities	11,571	13,993
Deferred tax liabilities	1,399	—
Other long-term liabilities	1,789	1,813
Total liabilities	276,133	271,044

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 914 shares and 870 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 21,684 shares and 21,121 shares	217	211
Treasury stock	(5,322)	(5,322)
Additional paid-in capital	199,627	193,821
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(34,027)	(31,415)
Total stockholders’ equity	163,729	160,529
Total liabilities and stockholders’ equity	$439,862	$431,573

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenue	$229,484	$194,138	$208,009
Expenses:
Cost of services	165,110	130,287	142,129
Depreciation and amortization	30,058	26,357	27,151
Impairment of goodwill	—	—	41,725
General and administrative (including stock-based compensation of $1,564, $1,737 and $2,212, respectively)	11,999	13,496	12,335
Gain on sale of assets	(938)	(86)	(178)
	206,229	170,054	223,162
Operating income (loss)	23,255	24,084	(15,153)

Other income (expense):
Interest expense, net	(19,028)	(18,052)	(18,560)
Write-off of deferred financing costs	(184)	—	—
Impact of interest rate swap	(236)	(2,063)	(7,547)
Other income (expense), net	(3)	(3)	(240)
	(19,451)	(20,118)	(26,347)

Income (loss) before income taxes	3,804	3,966	(41,500)
Income tax (provision) benefit	(1,915)	(2,958)	13,737
Net income (loss)	1,889	1,008	(27,763)
Accrued payment-in-kind dividend on preferred stock	(4,501)	(4,278)	(4,076)
Net loss available to common stockholders	$(2,612)	$(3,270)	$(31,839)

Net loss available to common stockholders:
Earnings per share – basic	$(0.13)	$(0.21)	$(1.96)

Earnings per share – diluted	$(0.13)	$(0.21)	$(1.96)

Weighted average shares outstanding — basic	19,598	15,824	16,257

Weighted average shares outstanding — diluted	19,598	15,824	16,257

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)

							Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	805	$8	17,083	$171	18	$(174)	$166,665	$—	$3,694	$170,364
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,076	—	(4,076)	—
Issuance of preferred stock	23	—	—	—	—	—	—	—	—	—
Restricted shares withheld	—	—	(53)	(1)	—	—	(345)	—	—	(346)
Issuance of restricted shares to employees and directors	—	—	351	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	2,396	—	—	2,396
Common stock repurchased under repurchase program	—	—	(1,056)	—	1,056	(5,148)	—	—	—	(5,148)
Net loss	—	—	—	—	—	—	—	—	(27,763)	(27,763)
Balance, December 31, 2008	828	$8	16,325	$174	1,074	$(5,322)	$172,788	$—	$(28,145)	$139,503
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,278	—	(4,278)	—
Issuance of preferred stock	42	1	—	—	—	—	(1)	—	—	—
Issuance of common shares and earn-out shares grants	—	—	3,555	35	—	—	15,253	3,225	—	18,513
Restricted shares withheld	—	—	(73)	(1)	—	—	(174)	—	—	(175)
Issuance of restricted shares to employees and directors	—	—	240	3	—	—	(3)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,680	—	—	1,680
Net income	—	—	—	—	—	—	—	—	1,008	1,008
Balance, December 31, 2009	870	$9	20,047	$211	1,074	$(5,322)	$193,821	$3,225	$(31,415)	$160,529
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,501	—	(4,501)	—
Issuance of preferred stock	44	—	—	—	—	—	—	—	—	—
Issuance of common shares	—	—	20	—	—	—	100	—	—	100
Restricted shares withheld	—	—	(77)	—	—	—	(332)	—	—	(332)
Issuance of restricted shares to employees and directors	—	—	620	6	—	—	(6)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,543	—	—	1,543
Net income	—	—	—	—	—	—	—	—	1,889	1,889
Balance, December 31, 2010	914	$9	20,610	$217	1,074	$(5,322)	$199,627	$3,225	$(34,027)	$163,729

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,889	$1,008	$(27,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,058	26,357	27,151
Impairment of goodwill	—	—	41,725
Non-cash compensation charge	1,564	1,737	2,212
Amortization of deferred financing costs and debt discount	1,366	1,247	1,303
Write-off of deferred financing costs	184	—	—
Deferred tax provision (benefit)	1,439	2,416	(14,339)
Accretion expense for closure and post-closure obligations	1,095	628	558
Gain on sale of assets	(938)	(86)	(178)
Net loss on early disposition of notes receivable/payable	—	—	221
Unrealized (gain) loss on interest rate swap	(6,489)	(5,168)	4,316
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,342)	6,657	(2,196)
Prepaid expenses and other assets	3,774	(2,570)	(287)
Accounts payable and other liabilities	(4,204)	(479)	1,571
Net cash provided by operating activities	25,396	31,747	34,294
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(9,922)	(23,375)	(8,144)
Proceeds from sale of fixed assets	2,375	334	477
Principal of note receivable	—	—	304
Proceeds from disposition of note receivable	—	—	6,225
Capital expenditures	(31,282)	(23,827)	(29,805)
Net cash used in investing activities	(38,829)	(46,868)	(30,943)
Cash flows from financing activities:
Principal payments on long-term debt	(500)	(167)	(16,130)
Net change in revolving line of credit	13,500	18,883	17,340
Payments under common stock repurchase program	—	—	(5,148)
Decrease in restricted cash	—	—	1,339
Deferred financing costs	(1,133)	(221)	(935)
Net cash provided by (used in) financing activities	11,867	18,495	(3,534)
Net change in cash and cash equivalents	(1,566)	3,374	(183)
Cash and cash equivalents at beginning of period	4,329	955	1,138
Cash and cash equivalents at end of period	$2,763	$4,329	$955

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Supplemental cash flow information:
Cash paid during the year for:
Interest	$17,577	$16,914	$17,797
Taxes	515	509	355

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	1,541	3,135	305
Acquisitions of operations, net of divestitures:
Accounts receivable	4	3,514	(186)
Prepaid expenses and other	(167)	167	(25)
Property and equipment, net	1,973	44,706	3,405
Goodwill	6,769	738	4,193
Intangible assets	1,721	408	948
Debt and liabilities issued or assumed, net of debt discount	278	2,442	191
Long-term debt	—	859	—
Accrued closure post-closure liabilities	—	4,344	—
Common stock	—	35	—
Additional paid-in capital	100	15,253	—
Contingent considerations	—	3,225	—

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

Property and equipment, net and accrued liabilities as of December 31, 2009 have been increased by $199 due to an additional purchase price adjustment on December 31, 2009, the date of the Live Earth acquisition.  This adjustment retrospectively increased the fair value of Sunny Farms Landfill to reflect new information obtained during 2010 about certain contingency that existed as of the acquisition date.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

 (c) Principles of Consolidation

The consolidated financial statements include the accounts of WCA Waste Corporation and its majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

(d) Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2010, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2010.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2010, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2007	$177,699	$6,560
Capital expenditures	12,657	—
Acquisition of landfill and other adjustments	10	—
Amortization expense	(11,058)	—
Obligations incurred and capitalized	516	516
Revisions to estimates of closure and post-closure activities	(236)	(236)
Interest accretion	—	558
December 31, 2008	$179,588	$7,398
Capital expenditures	18,320	—
Acquisition of landfill and other adjustments	28,600	4,344
Amortization expense	(9,680)	—
Obligations incurred and capitalized	414	414
Revisions to estimates of closure and post-closure activities	1,209	1,209
Interest accretion	—	628
December 31, 2009	$218,451	$13,993
Capital expenditures	16,037	—
Amortization expense	(12,598)	—
Obligations incurred and capitalized	690	690
Revisions to estimates of closure and post-closure activities	(4,207)	(4,207)
Interest accretion	—	1,095
December 31, 2010	$218,373	$11,571

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008
Recorded amounts:
Current portion	$—	$—	$—
Noncurrent portion	11,571	13,993	7,398
Total recorded	$11,571	$13,993	$7,398

The Company’s total anticipated cost for closure and post-closure activities is $199.5 million, as measured in current dollars.  The recorded liabilities as of December 31, 2010 include the impact of inflating these costs through the date the costs are estimated to be incurred and the discounting of these costs to present value.  The Company believes the amount and timing of these activities are reasonably estimable.  Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2011	2012	2013	2014	2015	Thereafter
$—	$—	$1,559	$233	$7,648	$190,050

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2010, 2009 and 2008) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2010, 2009 and 2008).  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability, the amount recorded would have been $43.1 million, $39.4 million and $29.6 million at December 31, 2010, 2009 and 2008, respectively.

The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology

Definitions:
Closure
Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2010, 2009 and 2008).
Cost Estimates:
Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 2.5% for 2010, 2009 and 2008.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure
The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed.  Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2010, 2009 and 2008).

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

During the measurement period, the Company may retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  During the measurement period, the Company may also recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.  When such adjustments are made, the Company revises comparative information for prior periods presented in financial statements as needed, including making any change in depreciation, amortization, or other income effects recognized in completing the initial accounting.

The Company accrues the fair value of the payment of contingent purchase price, which takes into consideration the probability of the events surrounding the contingency.  Contingent purchase price related to landfills is allocated to landfill airspace and contingent purchase price for acquisitions other than landfills is allocated to the assets purchased and then to goodwill to the extent that the purchase price exceeds the fair value of the assets acquired.  At December 31, 2010, the Company recorded approximately $3.2 million of contingent consideration related to the fair value of 2,000,000 shares of the Company’s common stock that are issuable pursuant to certain earn-out provisions in the Live Earth acquisition agreement.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(j) Costs Incurred on Possible Acquisitions

In the past, costs incurred on possible acquisitions were capitalized as incurred and consisted primarily of third-party accounting, legal and other consulting fees as well as travel costs incurred in the negotiation and due diligence process, and nonrefundable down payments.  Upon consummation of an acquisition accounted for as a purchase, deferred costs were capitalized as part of the purchase price.  Capitalized costs were reviewed for reasonableness on a periodic basis, and costs that management believed related to transactions that would not be consummated were charged to expense.  During 2008, the Company expensed $115 of such costs, which are included in general and administrative cost in WCA’s consolidated statements of operations.  In accordance with ASC Topic 805, starting in 2009 all acquisition-related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the acquisition costs.  The Company expensed $457 and $1,030 of such costs during 2010 and 2009, respectively.

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method.  During 2010, 2009 and 2008, the Company expensed $1,366, $1,246 and $896, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations.  In addition, the Company wrote off $184 of deferred financing costs in proportion to reduced commitments from the original participating lenders as a result of an amendment on June 30, 2010, which extended the term of the Company’s revolving credit agreement from July 5, 2011 to January 31, 2014 and increased its borrowing capacity from $175 million to $200 million under the agreement.

(l) Interest Expense

Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, accretion of debt discount, offset by interest income earned on the Company’s cash balances.  For the years ended December 31, 2010, 2009 and 2008, interest expense consists of the following (in thousands):

	2010	2009	2008
Note payable and long-term debt	$17,680	$16,837	$17,616
Amortization of deferred financing costs	1,366	1,246	896
Amortization of debt discount	—	—	406
	19,046	18,083	18,918
Less interest income	18	31	358
Interest expense, net	$19,028	$18,052	$18,560

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

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations as a non-cash gain or loss.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded $6.7 million, $7.2 million and $3.2 million, respectively, of realized loss as well as $(6.5) million, $(5.2) million and $4.3 million, respectively, of unrealized (gain) loss related to the interest rate swap in the consolidated statement of operations.  This interest rate swap expired on November 1, 2010.

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

As of December 31, 2010, the fair value of the Company’s 9.25% senior notes, based on quoted market prices (Level 1), was approximately $155 million compared to a carrying amount of $150 million.  Since the interest rate swap agreement expired on November 1, 2010, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010.

 (r) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

(s) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2010, 2009 and 2008, no single group or customer represents greater than 10% of total accounts receivable.

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

(u) Recent Accounting Pronouncements

In October 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.”  This update amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-13 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.”  This update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers.  It also requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010.  The Company adopted ASU 2010-06 on January 1, 2011.  The adoption of this standard did not have any impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 updates ASC Topic 855, Subsequent Events.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which an entity has evaluated subsequent events.  The Company adopted the provisions of this pronouncement upon issuance with no material impact to its financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  ASU 2010-28 updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted ASU 2010-28 on January 1, 2011.  The adoption did not have any material impact on its financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 amends ASC Topic 805, Business Combinations.  This update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The Company adopted ASU 2010-29 on January 1, 2011.  The adoption of this update did not have any material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(2)  Use of Estimates

In preparing the Company’s financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, asset impairments, and insurance claims reserves.  These significant estimates and assumptions as well as other estimates and assumptions the Company considers in the preparation of its financial statements are described below.

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

(3)  Acquisitions

During 2010, the Company completed four acquisitions.  Total consideration for these acquisitions included $9.9 million of cash and 20,492 shares of the Company’s common stock valued at $0.1 million.

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

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, net of divestitures, has been allocated as follows (in thousands):

	2010	2009	2008
Accounts receivable	$4	$3,514	$(186)
Prepaid expenses and other	(167)	167	—
Property and equipment, net	1,973	44,706	3,406
Goodwill	6,769	738	4,193
Intangible assets	1,721	408	947
Accounts payable and accrued liabilities	(278)	(6,786)	(191)
	$10,022	$42,747	$8,169

The table above reflected $425 of purchase price adjustments in 2009 relating to the 2008 acquisitions.  In 2008, $20 of purchase price adjustments were related to the 2007 acquisitions.

 (4)  Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$1,889	$1,008	$(27,763)
Accrued payment-in-kind dividend on preferred stock	(4,501)	(4,278)	(4,076)
Net loss available to common stockholders	$(2,612)	$(3,270)	$(31,839)

Denominator:
Weighted average basic shares outstanding	19,598	15,824	16,257
Weighted average diluted shares outstanding	19,598	15,824	16,257

Earnings (loss) per share:
Basic	$(0.13)	$(0.21)	$(1.96)
Diluted	$(0.13)	$(0.21)	$(1.96)

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	491	525	576
Restricted shares	959	638	687
Convertible preferred stock	9,534	9,074	8,637
Convertible debt	154	154	790
	11,138	10,391	10,690

(5)  Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balance, beginning of year	$318	$1,173	$1,498
Amounts charged to expense	719	829	827
Amounts written off, net of amounts recovered	(555)	(1,684)	(1,152)
Balance, end of year	$482	$318	$1,173

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Prepaid insurance premiums	$1,449	$1,978
Prefunded insurance claims	244	285
Other	2,269	2,312
	$3,962	$4,575

Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land and landfills	$321,529	$306,528
Vehicles and equipment	100,190	94,263
Containers	38,135	35,772
Buildings and improvements	17,192	16,985
Computers and software	1,525	1,606
Furniture and fixtures	1,139	1,055
	479,710	456,209
Less accumulated depreciation and amortization	159,146	135,286
	$320,564	$320,923

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Accrued Liabilities and Other

Accrued liabilities and other consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Accrued insurance claims	$3,372	$2,841
Accrued payroll costs	1,536	3,493
Deferred revenue	5,327	4,994
Accrued taxes	870	1,258
Accrued interest	868	2,819
Other	1,948	2,084
	$13,921	$17,489

(6)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2008	$64,580
Acquisitions	738
Balance, December 31, 2009	$65,318
Acquisitions	6,769
Divestitures	(509)
Balance, December 31, 2010	$71,578

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

Under the guidance of ASC Topic 350, the first step for the goodwill impairment test requires the Company to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  The Company estimated the fair value of its reporting units using a discounted cash flow approach.  The key assumptions the Company used in preparing its discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  The Company based its projected cash flows on budgeted operating results for 2011.  For 2012 and future periods, the Company assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  The Company used an average discount rate of 9.6%, which represented its weighted average cost of capital and was evaluated by independent third parties for reasonableness.  The Company’s reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, the Company allocated assets and liabilities accounted for within its Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

In the Company’s discounted cash flow analysis in 2009 and 2010, the estimated fair value for each of its reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.  During the fourth quarter of 2008, as the Company performed the annual impairment assessment of goodwill, there was a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions, as well as, worsening conditions in the overall economy.  Based on the first step analysis, the Company concluded that the fair market value was less than the book value in the following reporting units: Florida, North Carolina, Oklahoma and Tennessee.  After performing the second step, the Company determined that an impairment adjustment of $41.7 million was appropriate based on the differences between the implied fair value and the carrying value of the goodwill.

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

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2010 and 2009 (in thousands):

	Customer Contracts and Customer Lists	Covenants Not-to-Compete	Total
December 31, 2010
Intangible assets	$10,041	$1,437	$11,478
Less accumulated amortization	2,701	886	3,587
	$7,340	$551	$7,891
December 31, 2009
Intangible assets	$8,461	$1,296	$9,757
Less accumulated amortization	2,059	647	2,706
	$6,402	$649	$7,051

Amortization expense for these intangible assets was approximately $881, $843 and $733 for 2010, 2009 and 2008, respectively.  The intangible asset amortization expense estimated as of December 31, 2010, for the five years following 2010 is as follows (in thousands):

2011	2012	2013	2014	2015
$971	$889	$813	$703	$564

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Senior notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving credit facility with financial institutions, variable interest rate based on LIBOR plus a margin (2.89% and 3.24% at December 31, 2010 and 2009, respectively)	81,000	67,500
Seller note, with two installments of $500 due on January 15, 2010 and 2011	496	941
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	233,071	220,016
Less current maturities	500	500
	$232,571	$219,516

The Company has a $200 million revolving credit facility.  As of December 31, 2010, there were $81.0 million outstanding under the credit facility and $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $106.9 million in available capacity under the revolving credit facility.  See further discussions under Bank Credit Facility below.

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

The senior notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries as of December 31, 2010.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Bank Credit Facility

Additionally, on July 5, 2006, the Company entered into a $100 million revolving secured credit facility with Comerica Bank maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the credit facility includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $50.0 million and a swing-line feature for up to $10.0 million for same day advances.  The credit facility includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008, February 2009 and 2010, and again in June 2010.  Applicable fees and margins are determined based on the Company’s leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.

On June 30, 2010, the Company and Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Twelfth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Credit Agreement.  Regions Bank, Branch Banking and Trust Company, and CoBank have become new participating lenders under the Credit Agreement.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The following table highlights the revised margins included in the Amendment:

Basis for	Leverage	Facility	LIBOR	All-In	Letter of Credit	Base Rate
Pricing	Ratio	Fee	Margin	Spread	Fees	Margin
Level I	< 3.00:1.0	0.375	2.125	2.500	2.125	1.625
Level II	≥3.00:1.0 but <3.50:1.0	0.375	2.375	2.750	2.375	1.875
Level III	≥3.50:1.0 but <4.00:1.0	0.375	2.625	3.000	2.625	2.125
Level IV	≥4.00:1.0 but <4.50:1.0	0.625	2.625	3.250	2.625	2.125
Level V	≥4.50:1.0	0.875	2.625	3.500	2.625	2.125

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

The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring the Company to limit leverage (both in terms of senior secured debt and total leverage), maintain specified debt service ratios, limit capital expenditures, and maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that would not correspond to GAAP or Non-GAAP measures disclosed in this report and that in certain instances are based on determinations and information not derived from or included in the Company’s financial statements.  The financial covenants include the following:

•	the Company’s maximum “Leverage Ratio” (as defined in the Credit Agreement) for the trailing 12-month reporting period on each quarterly reporting date is 4.75 to 1.00;

•	the Company maintains a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) for the trailing 12-month period of not less than 2.25 to 1.00 until maturity;

•	the Company’s maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) is 2.50 to 1.00;

•	the Company cannot make any Maintenance Capital Expenditures (as defined in the Credit Agreement) exceeding 15% of our consolidated total revenue as calculated at the end of a fiscal year; and

•
the Company maintains minimum Tangible Net Worth (as defined in the Credit Agreement) of not less than $30.0 million as of December 31, 2008, plus, as of the end of each fiscal quarter thereafter, 50% of its after-tax consolidated net income (but excluding any quarterly losses), plus 100% of any increase in its net worth resulting from the net cash proceeds of any future equity offerings;

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

•
to exclude cash and non-cash income or expense attributable to any interest rate hedging agreement, now existing or which the Company enters into in the future, from the determination of its compliance with the Leverage Ratio under the terms of the Credit Agreement; and

•
to include cash income or expense (but not non-cash items) attributable to any interest rate hedging agreement that the Company enters into in the future from the determination of its compliance with the Pro Form Adjusted EBITDA Debt Service Ratio under the terms of the Credit Agreement.

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

Other Debt Instruments

In connection with one acquisition in 2009, the Company issued a seller note.  As of December 31, 2010, the seller note was valued at $496 with one future payment of $500 due on January 15, 2011.

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

The Company has entered into interest rate swap agreements from time to time.  On July 7, 2006, the Company entered into a $150 million swap agreement effective July 11, 2006 where the Company pays 5.64% fixed and receives three-month LIBOR floating interest.  This interest rate swap expired on November 1, 2010.  See note 1(p) “Derivative Financial Instruments” for further discussion of the accounting for and valuation of this interest rate swap agreement.

The aggregate payments of long-term debt outstanding at December 31, 2010 are as follows (in thousands):

2011	$500
2012	1,575
2013	—
2014	231,000
2015	—
Thereafter	—
$233,075

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(8)  Note Payable

In December of 2010, the Company issued a note payable for $1,541 to a financial institution to fund the payments of general insurance premiums.  The note bears interest at 5.5% and principal and interest are payable monthly through October 1, 2011.

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  Under the terms of the preferred agreement, under certain circumstances, all five years’ worth of cumulative PIK dividends would accelerate and become payable to the preferred holder.  The preferred shareholder holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  After the fifth anniversary of issuance, the Company can, at its discretion, redeem for cash equal to the liquidation preference which is approximately $96.0 million.  After the fifth anniversary of issuance, the Company has the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

Stock-based Compensation

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time to comply with applicable federal law.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  This amendment (1) increased the Company’s common stock authorized for issuance under the plan from 2,250,000 shares to 2,900,000 shares, (2) established an “evergreen” provision to increase the number of shares available for awards and grants on January 1 of each year by the lesser of (i) 500,000 additional shares or (ii) a number of shares such that the total authorized shares under the plan following such increase would be equal to 9% of the fully-diluted common shares issued and outstanding as of December 31 of the preceding year, and (3) made the shares surrendered by participants to satisfy tax withholding obligations available for future issuance.  As of December 31, 2010, there were approximately 633,000 remaining shares of the Company’s common stock authorized for issuance.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

During 2010, 2009 and 2008, approximately 627,000, 313,000 and 388,000 restricted shares of the common stock of the Company were granted to certain directors, officers and key employees with an aggregate market value of $2,850, $939 and $2,477 on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.  During the years ended December 31, 2010, 2009 and 2008, $1,543, $1,653 and $2,182 of stock compensation expense related to these restricted shares was recognized.  As of December 31, 2010, the unrecognized compensation expense associated with restricted shares was $3,111 and will be recognized over an average period of 1.95 years.

The following table reflects the restricted share activity for the Company during 2010, 2009 and 2008 (in thousands):

	2010			2009			2008
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	638	$5.10		687	$6.93		594	$7.85
Granted	627	4.54		313	3.00		388	6.38
Vested	(299)	5.46		(289)	6.87		(258)	8.21
Forfeited	(7)	5.45		(73)	6.26		(37)	6.97
Unvested at end of year	959	$4.62	1.95	638	$5.10	1.93	687	$6.93	2.62

The following table reflects the option activity for the Company during 2010, 2009 and 2008 (in thousands, except per share data):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	525	$9.52	576	$9.52	621	$9.51
Grants	—	—	—	—	—	—
Forfeitures	(34)	9.50	(51)	9.50	(45)	9.50
Outstanding at end of year	491	$9.52	525	$9.52	576	$9.52

The following table summarizes information about the stock options outstanding at December 31, 2010 (in thousands, except per share data):

	Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
9.50	480	$9.50	3.5
10.28 – 10.39	11	10.34	4.0
	491	$9.52	3.5

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2010, there was no intrinsic value as of December 31, 2010.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Other

On December 31, 2009, the Company issued 3,555,556 shares of its common stock valued at $15.3 million and granted 2,000,000 contingent earn-out shares valued at $3.2 million in connection with the Live Earth acquisition.  The fair value of the earn-out shares on the acquisition date was recorded as Contingent Considerations within Stockholders’ Equity and remains on the Company’s balance sheet until the earn-out contingency resolves.

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

(10)  Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees.  Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company.  Salary deferrals are 100% vested at all times.  Matching contributions to the plan for the years ended December 31, 2010, 2009 and 2008 totaled $366, $288 and $402, respectively.

(11)  Income Taxes

The Company’s (provision) benefit for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting income (loss), adjusted for permanent book-tax differences.  The Company’s federal and state income tax (provision) benefit attributable to pre-tax income (loss) for the periods reported consist of the following (in thousands):

	2010	2009	2008
Current:
Federal	$335	$—	$(93)
State	(476)	(542)	(509)
Deferred:
Federal	(1,986)	(1,616)	14,313
State	212	(800)	26
Income tax (provision) benefit	$(1,915)	$(2,958)	$13,737

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

At December 31, 2010 and 2009, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2010	2009
Deferred tax assets:
Federal net operating loss carryforward	$13,841	$13,506
State net operating loss carryforward	7,819	6,717
Other	1,465	3,444
Alternative minimum tax	—	335
Deferred tax assets before valuation allowance	23,125	24,002
Valuation allowance	(8,160)	(7,647)
Deferred tax assets after valuation allowance	14,965	16,355
Deferred tax liabilities:
Excess of book basis over tax basis of property	(14,191)	(13,379)
Prepaid expenses	(403)	(378)
Other	1,667	1,239
Deferred tax liabilities	(12,927)	(12,518)
Net deferred tax assets	$2,038	$3,837

At December 31, 2010, the Company had a federal net operating loss carryforward (NOL) of approximately $39.6 million which, if not utilized, will begin to expire in 2022.  Additionally the Company has state NOLs of approximately $194.9 million which, if not utilized, will expire beginning in 2011.  The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited.  Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOLs.  The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $8,160 and $7,647, respectively.  The change in the total valuation allowance for the years ended December 31, 2010, 2009 and 2008 was a net increase of $513, $1,426 and $2,905, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$1,813
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	—
Additions for tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	(26)
Balance at December 31, 2010	$1,789

Included in the balance of unrecognized tax benefits as of December 31, 2010, was $1,789 of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the year ended December 31, 2010, the Company accrued approximately $2 of gross interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $21 in the balance of unrecognized tax benefits for a tax position related to prior years.

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

The table below reconciles the Company’s statutory income tax (provision) benefit attributable to pre-tax income (loss) to its effective income tax (provision) benefit at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Statutory federal tax (provision) benefit	$(1,331)	$(1,388)	$14,525
State income tax (provision) benefit, net of federal tax (provision) benefit	341	554	2,592
Adjustment to valuation allowance	(513)	(1,426)	(2,905)
Nondeductible expenses and other	(436)	(695)	(469)
FIN 48 interest and penalties	24	(3)	(6)
Effective tax (provision) benefit	$(1,915)	$(2,958)	$13,737

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(12)  Segment Reporting

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Collection:
Residential	$53,619	$55,086	$50,433
Commercial	25,917	25,082	21,607
Roll-off	43,534	45,763	57,756
Total collection	123,070	125,931	129,796
Disposal	98,841	68,831	75,456
Less intercompany	28,338	25,109	29,527
Disposal, net	70,503	43,722	45,929
Transfer and other	47,493	35,924	46,413
Less intercompany	11,582	11,439	14,129
Transfer and other, net	35,911	24,485	32,284
Total revenue	$229,484	$194,138	$208,009

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, Florida, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio) for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Region I	Region II	Region III	Region IV	Corporate	Total
Year ended December 31, 2010:
Revenue	$50,316	$96,750	$44,369	$38,049	$—	$229,484
Depreciation and amortization	5,357	13,133	6,586	4,540	442	30,058
Operating income	6,331	8,363	8,057	83	421	23,255
Total assets	80,261	188,995	100,575	47,223	22,808	439,862
Goodwill	25,367	25,417	20,794	—	—	71,578
Capital expenditures	4,950	16,725	6,096	3,494	17	31,282
Year ended December 31, 2009:
Revenue	$50,846	$101,749	$41,543	$—	$—	$194,138
Depreciation and amortization	5,783	12,811	7,276	—	487	26,357
Operating income (loss)	5,795	16,771	3,659	—	(2,141)	24,084
Total assets	81,983	176,913	101,304	45,321	26,052	431,573
Goodwill	25,367	18,648	21,303	—	—	65,318
Capital expenditures	5,780	15,391	2,625	—	31	23,827
Year ended December 31, 2008:
Revenue	$53,773	$104,550	$49,686	$—	$—	$208,009
Depreciation and amortization	5,415	13,195	8,041	—	500	27,151
Impairment of goodwill	—	25,944	15,781	—	—	41,725
Operating income (loss)	6,341	(10,060)	(13,052)	—	1,618	(15,153)
Capital expenditures	6,552	16,020	6,370	—	359	29,301

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(13)  Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms.  Lease expense aggregated $4,012, $2,132 and $2,028 during 2010, 2009 and 2008, respectively.  The long-term, non-cancelable rental obligations as of December 31, 2010 are due in the following years (in thousands):

2011	$2,421
2012	2,209
2013	1,886
2014	1,433
2015	1,006
2016 and thereafter	1,974
$10,929

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts.  Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2010 aggregated approximately $82.0 million.

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

The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  As of December 31, 2010, the Company was not aware of any significant environmental liabilities.

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

(14)  Related-Party Transactions

The Company reimburses its outside board members for expenses incurred in connection with their service as directors.  Total payments of $61, $1 and $10 were made during 2010, 2009 and 2008, respectively, for such reimbursements.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(15)  Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2010 and 2009 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2010:
Revenue	$52,307	$60,295	$59,279	$57,603	$229,484
Operating income	3,657	7,554	6,683	5,361	23,255
Net loss available to common stockholders	(1,856)	210	(355)	(611)	(2,612)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.02)	$(0.03)	$(0.13)
Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.02)	$(0.03)	$(0.13)
2009:
Revenue	$48,190	$50,174	$49,546	$46,228	$194,138
Operating income	6,500	6,761	7,032	3,791	24,084
Net loss available to common stockholders	(490)	(229)	(250)	(2,301)	(3,270)
Basic earnings (loss) per share	$(0.03)	$(0.01)	$(0.02)	$(0.14)	$(0.21)
Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(0.02)	$(0.14)	$(0.21)

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

(16)  Subsequent Events

Acquisition of WCA of Chickasha

On January 3, 2011, effective January 1, 2011, the Company acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha (the “Chickasha Operations”).  The acquired Chickasha operations consist of nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station in Chickasha, Oklahoma (the “Chickasha Transfer Station”), which is approximately 50 miles from WCA’s Pauls Valley Landfill.  The Chickasha Transfer Station is fully permitted but is not currently in operation.  The Company paid cash consideration of $1.875 million to IESI Corporation for all of the capital stock of IESI OK Corporation.

Stoughton Option and Operating Transaction

On February 15, 2011, the Company entered into (i) an operating agreement with Stoughton Recycling Technologies, LLC (SRT) and (ii) an option to purchase SRT.  SRT is a commercial and demolition recycling facility and transfer station (the “SRT Business”) in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery (CCR) transfer station and approximately 25 miles south of Boston, Massachusetts.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In consideration for the purchase option and the operating agreement, the Company paid $3.0 million in cash and issued 406,669 shares of its common stock to SRT (the “SRT Stock Consideration”).  The SRT Stock Consideration represented an agreed stock consideration amount of $2.0 million based on the average closing price of the Company’s common stock for the ten trading days ending on February 9, 2011.  The term of the SRT purchase option runs to December 31, 2040, and can be exercised by WCA at any time upon 30 days’ prior notice to SRT.  If the option is not exercised within the first six years, the Company is required to pay SRT an additional annual fee of $0.2 million to maintain its rights under the option agreement.  To exercise the SRT purchase option, the Company is required to assume all outstanding indebtedness and other related obligations of SRT with respect to the SRT Business.

The Company will operate the SRT Business pursuant to the operating agreement until the purchase option is exercised or the option agreement terminates.  Accordingly, the operating agreement is for a term of 30 years to match the term of the option agreement.  Under the operating agreement, the Company is entitled to all revenues from the operation of the SRT Business and is obligated to pay all operating expenses.   In addition, the Company will pay SRT a monthly management fee under the operating agreement.

SRT also owns a construction and demolition landfill adjacent to the SRT Business.  Neither the operating agreement nor option agreement that entered into with SRT involves any aspect of the Stoughton landfill assets, business or operations.  If the Company elects to exercise the purchase option, SRT is obligated to transfer the landfill to another person or entity and has agreed to indemnify and hold WCA harmless from any claims, liabilities or expenses associated with the Stoughton landfill.

Emerald Waste Central Florida Acquisition

On December 15, 2010, WCA and certain of its subsidiaries entered into an Equity Interest Purchase Agreement (the “Original Agreement”) with EWS Holdings, LLC, (EWS Holdings), WRH Gainesville, LLC (WRH Gainesville), WRH Gainesville Holdings, LLC (WRH Gainesville Holdings), WRH Orange City, LLC (WRH Orange City), EWS Central Florida Hauling, LLC (EWS CF), MacLand Holdings, Inc. (MacLand Holdings), MacLand Disposal Center, Inc. (MacLand I), MacLand Disposal Inc. II (MacLand II) and Emerald Waste Services, LLC (EWS and, together with WRH Gainesville, WRH Gainesville Holdings, WRH Orange City, EWS CF, MacLand I and MacLand II, the “Acquired Companies”).  Pursuant to the Original Agreement, the WCA Parties were to acquire all of the outstanding equity interests of the Acquired Companies, which own and operate the MacLand I commercial and industrial municipal solid waste landfill and the MacLand II construction and demolition landfill located in Mississippi which services five counties in Mississippi and Alabama, and a transfer station and collection operations located in Central Florida which consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  For further information regarding the Original Agreement refer to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 20, 2010.

On February 28, 2011, the parties to the Original Agreement entered into an Amended and Restated Equity Purchase Agreement (the “Amended Purchase Agreement”).  Pursuant to the Amended Purchase Agreement, the Company agreed to acquire the outstanding equity interests of WRH Gainesville, WRH Gainesville Holdings, WRH Orange City, EWS CF and EWS (the “Florida Companies”), thereby only acquiring the transfer station and collection operations located in Central Florida.  In consideration for the Florida Companies, the Company agreed to pay $33.0 million in cash, a portion of which is to be used to pay all existing indebtedness of the Florida Companies, and 2,409,639 shares (the “Closing Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”).  The Closing Shares represent an agreed stock consideration amount of $12.0 million based on the volume weighted average price of the Common Stock for the ten trading days ending on February 24, 2011.

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

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this annual report on Form 10-K for the fiscal year ended December 31, 2010.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.  KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Information relating to our Board of Directors and Certain Committees of our Board of Directors,” respectively, in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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

The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements,” and “Compensation of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year.

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
2.1
Equity Interest and Asset Purchase Agreement dated December 9, 2009 among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 15, 2009).

2.2
Amended and Restated Equity Interest Purchase Agreement dated February 28, 2011 by and among WCA Waste Corporation, WCAWaste Systems, Inc., WCA of Mississippi, LLC, EWS Holdings, LLC, WRH Gainesville, LLC, WRH Gainesville Holdings, LLC, WRH Orange City, LLC, EWS Central Florida Hauling, LLC, MacLand Holdings, Inc., MacLand Disposal Center, Inc., MacLand Disposal Inc. II and Emerald Waste Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

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
10.1+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.2+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.3+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.4+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.5
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.6
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.7
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.8
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.9
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.10
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.11
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.12
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.13+
Form of Stock Option Agreement under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

Exhibit No.	Description
10.14+
Form of Executive Officer Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.15
Form of Non Employee Director Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.16
Form of Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.17
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.18
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.19
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.20
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.21
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.22
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010).

10.23
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.24
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

10.25
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.26
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2010.

Exhibit No.	Description
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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

Date:  March 10, 2011

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

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 10, 2011
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 10, 2011
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 10, 2011
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	March 10, 2011
Joseph J. Scarano, Jr.	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 10, 2011
Richard E. Bean

/s/ Ryan Berry	Director	March 10, 2011
Ryan Berry

/s/ Daniel J. Clark	Director	March 10, 2011
Daniel J. Clark

/s/ Preston Moore, Jr.	Director	March 10, 2011
Preston Moore Jr.

/s/ Roger A. Ramsey	Director	March 10, 2011
Roger A. Ramsey

/s/ Jeffrey S. Serota	Director	March 10, 2011
Jeffrey S. Serota

/s/ John V. Singleton	Director	March 10, 2011
Honorable John V. Singleton

EXHIBIT INDEX

Exhibit No.	Description
2.1
Equity Interest and Asset Purchase Agreement dated December 9, 2009 among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 15, 2009).

2.2
Amended and Restated Equity Interest Purchase Agreement dated February 28, 2011 by and among WCA Waste Corporation, WCAWaste Systems, Inc., WCA of Mississippi, LLC, EWS Holdings, LLC, WRH Gainesville, LLC, WRH Gainesville Holdings, LLC, WRH Orange City, LLC, EWS Central Florida Hauling, LLC, MacLand Holdings, Inc., MacLand Disposal Center, Inc., MacLand Disposal Inc. II and Emerald Waste Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

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

10.1+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.2+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Jerome Kruszka (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.3+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Charles Casalinova (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8- K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.4+
Amended and Restated Employment Agreement, effective as of January 1, 2010, between WCA Management Company, L.P., WCA Waste Corporation and Tom J. Fatjo, III (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 20, 2010).

10.5
Revolving Credit Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, Comerica Bank and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.6
Interest Rate Swap Agreement, dated July 11, 2006, between WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.7
Preferred Stock Purchase Agreement, dated as of June 12, 2006, by and between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 16, 2006).

10.8
Purchase Agreement, dated as of June 28, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.9
Registration Rights Agreement, dated as of July 5, 2006, by and among WCA Waste Corporation, the Guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 5, 2006).

10.10
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.11
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.12
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.13+
Form of Stock Option Agreement under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.14+
Form of Executive Officer Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.15
Form of Non Employee Director Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.16
Form of Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.17
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.18
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.19
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.20
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.21
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.22
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010).

10.23
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.24
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

10.25
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.26
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2010.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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