Form 10-Q
period 2011-04-29
WCA WASTE CORP
filed 2011-04-29
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
or
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

As of April 25, 2011, there were 23,735,930 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

Our future financial performance may also depend on our ability to execute our acquisition strategy, which will be subject to many risks and uncertainties including, but not limited to, the following:

•
on February 28, 2011, we completed the acquisition of certain assets of Emerald Waste Services, including one transfer station and three collection operations in Central Florida with cash and issuance of our common stock and the successful integration of these operations is subject to various risks;

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

We describe these and other risks in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 (sometimes referred to in this report, including the notes to our financial statements, as the “10-K”).

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,820	$2,763
Accounts receivable, net of allowance for doubtful accounts of $441 (unaudited) and $482, respectively	28,909	26,113
Deferred tax assets	3,436	3,436
Prepaid expenses and other	5,493	3,962
Total current assets	41,658	36,274

Property and equipment, net of accumulated depreciation and amortization of $166,058 (unaudited) and $159,146, respectively	331,093	320,564
Goodwill, net	101,329	71,578
Intangible assets, net	16,817	7,891
Deferred financing costs, net	2,990	3,210
Other assets	218	345
Total assets	$494,105	$439,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,601	$13,131
Accrued liabilities and other	19,612	13,921
Note payable	840	1,251
Current maturities of long-term debt	—	500
Total current liabilities	33,053	28,803

Long-term debt, less current maturities and discount	268,575	232,571
Accrued closure and post-closure liabilities	12,034	11,571
Deferred tax liabilities	604	1,399
Other long-term liabilities	1,789	1,789
Total liabilities	316,055	276,133

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 937 shares and 914 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 24,734 shares and 21,684 shares	247	217
Treasury stock	(5,322)	(5,322)
Additional paid-in capital	215,590	199,627
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(35,699)	(34,027)
Total stockholders’ equity	178,050	163,729
Total liabilities and stockholders’ equity	$494,105	$439,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$57,988	$52,307
Expenses:
Cost of services	43,215	38,139
Depreciation and amortization	7,368	7,288
General and administrative (including stock-based compensation of $518 and $396, respectively)	3,773	3,232
Gain on sale of assets	(27)	(9)
	54,329	48,650
Operating income	3,659	3,657

Other income (expense):
Interest expense, net	(4,964)	(4,692)
Impact of interest rate swap	—	(252)
	(4,964)	(4,944)

Loss before income taxes	(1,305)	(1,287)
Income tax benefit	794	539
Net loss	(511)	(748)
Accrued payment-in-kind dividend on preferred stock	(1,161)	(1,108)
Net loss available to common stockholders	$(1,672)	$(1,856)

Net loss available to common stockholders:
Earnings per share — basic	$(0.08)	$(0.10)

Earnings per share — diluted	$(0.08)	$(0.10)

Weighted average shares outstanding — basic	20,841	19,523

Weighted average shares outstanding — diluted	20,841	19,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(511)	$(748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,368	7,288
Non-cash compensation charge	518	396
Amortization of deferred financing costs and debt discount	356	322
Deferred tax benefit	(794)	(539)
Accretion expense for closure and post-closure obligations	247	294
Gain on sale of assets	(27)	(9)
Unrealized gain on interest rate swap	—	(1,769)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,796)	610
Prepaid expenses and other	(1,819)	(788)
Accounts payable and other liabilities	4,129	(715)
Net cash provided by operating activities	6,671	4,342

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(37,985)	—
Proceeds from sale of fixed assets	40	9
Capital expenditures	(3,034)	(3,080)
Net cash used in investing activities	(40,979)	(3,071)

Cash flows from financing activities:
Principal payments on long-term debt	(500)	(500)
Net change in revolving line of credit	36,000	—
Deferred financing costs	(135)	(100)
Net cash provided by (used in) financing activities	35,365	(600)

Net change in cash and cash equivalents	1,057	671
Cash and cash equivalents at beginning of period	2,763	4,329
Cash and cash equivalents at end of period	$3,820	$5,000

Supplemental cash flow information:
Interest paid	$1,064	$873
Income taxes paid	—	—
Income tax refund received	335	—
Note payable	—	—

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 10, 2011 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010.  The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

2. ACQUISITIONS

Effective January 1, 2011, the Company acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, LLC.  The Company paid cash consideration of approximately $1.9 million to IESI Corporation for all of the capital stock of IESI OK Corporation.  On February 11, 2011, the Company entered into an operating agreement and an option to purchase Stoughton Recycling Technologies, LLC (SRT) in Stoughton, Massachusetts.  The consideration for this transaction included $3.0 million of cash and 406,669 shares of the Company’s common stock valued at $2.0 million.  On February 28, 2011, the Company acquired certain assets of Emerald Waste Services located in Central Florida pursuant to an amended equity interest purchase agreement.  The total consideration for this acquisition included approximately $33.1 million of cash and 2,409,639 shares of the Company’s common stock valued at $12.7 million.

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

Based on the preliminary assessments of values for these acquisitions, the Company recorded fixed assets of $14.6 million, intangible assets of $9.0 million, goodwill of $29.7 million and net working capital of $(0.7) million.

The Company’s condensed consolidated financial statements include the results of operations of the acquired businesses from their acquisition dates.  Only the acquisition from Emerald Waste was significant (within the meaning of Regulation S-X) to the Company as a whole.  The following unaudited pro forma comparison has been prepared assuming that the Emerald Waste acquisition had occurred as of the beginning of the prior comparable period.  This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on that date or of results which may occur in the future.  The historical results of operations do not reflect the level of activity that was in effect at the time of the acquisition nor have any pro forma adjustments been made to reflect such current or anticipated future volume levels.  No material, nonrecurring pro forma adjustments directly attributable to the Emerald Waste acquisition are included in the reported pro forma revenue and earnings.

	Three Months Ended
	March 31,
	2011	2010

Revenue	$63,128	$60,016
Net loss available to common stockholders	$(1,280)	$(1,269)

Earnings (loss) per share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  This amendment (1) increased the Company’s common stock authorized for issuance under the plan from 2,250,000 shares to 2,900,000 shares, (2) established an “evergreen” provision to increase the number of shares available for awards and grants on January 1 of each year by the lesser of (i) 500,000 additional shares or (ii) a number of shares such that the total authorized shares under the plan following such increase would be equal to 9% of the fully-diluted common shares issued and outstanding as of December 31 of the preceding year, and (3) made the shares surrendered by participants to satisfy tax withholding obligations available for future issuance.  As of March 31, 2011, there were approximately 400,000 remaining shares of the Company’s common stock authorized for issuance under the Incentive Plan.

During the three months ended March 31, 2011, a total of 299,422 restricted shares of the Company’s common stock were granted to certain officers with an aggregate market value of $1.5 million on the grant dates.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at December 31, 2010	959	$4.62
Granted	299	5.00
Vested	(238)	4.87
Forfeited	—	—
Unvested at March 31, 2011	1,020	$4.68	2.24

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	491	$9.52
Grants	—	—
Forfeitures	—	—
Outstanding at March 31, 2011	491	$9.52	3.25

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of March 31, 2011, there was no intrinsic value as of March 31, 2011.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

4. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net loss	$(511)	$(748)
Accrued payment-in-kind dividend on preferred stock	(1,161)	(1,108)
Net loss available to common stockholders	$(1,672)	$(1,856)

Denominator:
Weighted average basic shares outstanding	20,841	19,523
Dilutive effect of restricted share issuances	—	—
Weighted average diluted shares outstanding	20,841	19,523

Earnings (loss) per share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2011	2010
Stock options	491	515
Restricted shares	1,020	648
Convertible preferred stock	9,817	9,344
Convertible debt	154	154
	11,482	10,661

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
Senior Notes, with interest rate of 9.25%, due in June 2014	$150,000	$150,000
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (2.89% at March 31, 2011 and December 31, 2010)	117,000	81,000
Seller note, with two installments of $500 due on January 15, 2010 and 2011	—	496
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	268,575	233,071
Less current maturities	—	500
	$268,575	$232,571

The 9.25% Senior Notes due 2014 are guaranteed by all of the Company’s current and future subsidiaries.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds through dividends or otherwise.  As of March 31, 2011, the fair value of these notes, based on quoted market prices, was approximately $154.5 million compared to a carrying amount of $150 million.

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

On February 28, 2011, the Company and Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Thirteenth Amendment to Revolving Credit Agreement (the “Thirteenth Amendment”) to amend the Credit Agreement.

The Thirteenth Amendment provided lender consent to the acquisition of certain assets in Florida collectively referred to as the “Emerald Waste Central Florida (EWS) Acquisition”, and the acquired entities were added to the list of Subsidiaries and Guarantors.  The definition of Maintenance Capital Expenditures was modified for the year ending December 31, 2011 to exclude Maintenance Capital Expenditures incurred in connection with the EWS Acquisition in excess of $3 million but not exceeding $14 million for the purposes of determining covenant compliance.

As of March 31, 2011, there were $117.0 million outstanding under the Credit Agreement and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $70.9 million in available capacity.  With $3.8 million cash on hand at March 31, 2011, the total capacity was approximately $74.7 million.  The carrying amount of our revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  The fair value of our debt is determined as of our balance sheet date and is subject to change.

6. INTEREST RATE SWAP

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR that was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  This interest rate swap expired on November 1, 2010.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap are recognized in the statement of operations as a non-cash gain or loss.  During the three months ended March 31, 2010, the Company reflected approximately $0.2 million net loss related to the impact of interest rate swap, respectively, in the accompanying condensed consolidated statements of operations.  The realized loss portion of this swap was $2.0 million and the unrealized gain in the mark to market of the swap was $1.8 million for the three months ended March 31, 2010.

7. FAIR VALUE MEASUREMENTS

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

As of March 31, 2011, the fair value of the Company’s 9.25% senior notes, based on quoted market prices (Level 1), was approximately $154.5 million compared to a carrying amount of $150 million.  Since the interest rate swap agreement expired on November 1, 2010, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011.

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At March 31, 2011, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2011, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The Company may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If the Company is unsuccessful in obtaining these permits, certain previously capitalized costs will be charged to expense.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2010 to March 31, 2011:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2010	$218,373	$11,571
Capital expenditures	716	—
Amortization expense	(2,652)	—
Obligations incurred and capitalized	184	184
Revisions to estimates of closure and post-closure activities	32	32
Interest accretion	—	247
March 31, 2011	$216,653	$12,034

The Company’s liabilities for closure and post-closure costs are as follows:

	March 31,	December 31,
	2011	2010
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	12,034	11,571
Total recorded	$12,034	$11,571

The Company’s total anticipated cost for future closure and post-closure activities is $199.5 million, as measured in current dollars.  The Company believes that the amount and timing of these activities are reasonably estimable.   Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $43.9 million and $43.1 million at March 31, 2011 and December 31, 2010, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax benefit for the three months ended March 31, 2011 as a percentage of pre-tax loss was 60.8% as compared to 41.9% for the three months ended March 31, 2010.  The rate in the current period is based on the Company’s anticipated 2011 annual effective income tax rate of 60.0% as compared to 52.2% for the three months ended March 31, 2010.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2011 annual effective income tax rate of 60.0%, the Company reflected an additional 0.8% of income taxes in the three months ended March 31, 2011 for discrete items within the period related to stock-based compensation expense.

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

Under the provision of ASC Subtopic 740-10-25, the Company recorded approximately $1.8 million in other long-term liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2011, the Company had unrecognized tax benefits of approximately $1.8 million, all of which would have an impact on the annual effective tax rate upon recognition.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the three months ended March 31, 2011, the Company accrued approximately $500 of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $21,000 in the balance of unrecognized tax benefits for a tax position related to prior years.

10. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2011, the Company issued 299,422 restricted shares under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2010 to March 31, 2011:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2010	$9	$217	$(5,322)	$199,627	$3,225	$(34,027)	$163,729
Net loss	—	—	—	—	—	(511)	(511)
Accrued payment-in-kind dividend on preferred stock	—	—	—	1,161	—	(1,161)	—
Issuance of common shares	—	28	—	14,623	—	—	14,651
Issuance of restricted shares to employees	—	3	—	(3)	—	—	—
Accretion of unearned compensation	—	—	—	514	—	—	514
Restricted shares withheld	—	(1)	—	(332)	—	—	(333)
March 31, 2011	$9	$247	$(5,322)	$215,590	$3,225	$(35,699)	$178,050

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

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Collection:
Residential	$15,202	$13,304
Commercial	8,335	6,421
Roll-off	10,417	9,985
Total collection	33,954	29,710
Disposal	21,567	21,072
Less intercompany	6,632	6,130
Disposal, net	14,935	14,942
Transfer and other	12,297	10,230
Less intercompany	3,198	2,575
Transfer and other, net	9,099	7,655
Total revenue	$57,988	$52,307

On February 28, 2011 the Company acquired certain assets of Emerald Waste Services.  In conjunction with this acquisition the Company reorganized its regional structure and created Region V by combining these newly acquired assets with its existing Florida assets which were previously included in Region II.  Results for Region II and Region V for the three months ended March 31, 2010 have been restated to reflect this change.

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three months ended March 31, 2011 and 2010:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended March 31, 2011:
Revenue	$11,923	$23,204	$11,007	$7,613	$4,241	$—	$57,988
Depreciation and amortization	1,291	2,829	1,539	916	704	89	7,368
Operating income (loss)	1,149	1,644	1,693	(502)	(233)	(92)	3,659
Capital expenditures	836	1,356	253	410	135	44	3,034
Capital expenditures (Included in acquisitions)	—	—	1,367	67	13,198	—	14,632
Three months ended March 31, 2010:
Revenue	$12,158	$21,490	$9,790	$7,391	$1,478	$—	$52,307
Depreciation and amortization	1,307	2,789	1,660	1,012	414	106	7,288
Operating income (loss)	1,501	2,037	727	(357)	(159)	(92)	3,657
Capital expenditures	283	2,187	80	418	109	3	3,080

Total assets:
March 31, 2011	$79,727	$141,786	$99,118	$52,545	$95,971	$24,958	$494,105
December 31, 2010	80,261	142,047	100,575	47,223	46,948	22,808	439,862

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K  for the year ended December 31, 2010 as filed with the SEC on March 10, 2011. The discussion below contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report on Form 10-Q.  Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of March 31, 2011, we served approximately 450,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of March 31, 2011, we owned and/or operated 25 landfills, 29 collection operations and 27 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and two transfer stations are idle.  Additionally, we operate but do not own four of the transfer stations.

General Review of Results for the Three Months Ended March 31, 2011

During the three months ended March 31, 2011, our revenue was $58.0 million, which represents a 10.9% increase over the same period in 2010.  Our operating income was $3.7 million for the three months ended March 31, 2011, which remained flat as compared to the same period in 2010.  Net loss available to common stockholders was $1.7 million, or $0.08 per share, compared to $1.9 million, or $0.10 per share, for the three months ended March 31, 2010.  Adjusted EBITDA for the first three months of 2011 was $11.4 million, an increase of 3.7% over $11.0 million during the same period last year.  During the three months ended March 31, 2011, we recorded $0.1 million (net of tax) related to merger and acquisition related expenses.  Our net loss for the same period in 2010 included charges of $0.1 million (net of tax) due to the impact of interest rate swap agreements and $0.1 million due to the tax impact of vested restricted shares.

Factors that impacted our 2011 performance include, but are not limited to, the following:

•	rising fuel costs during the first quarter of 2011 which reduced operating margins;

•	severe winter weather conditions in several markets causing site closures, interruption of normal operations and as a result lost revenue;

•	integration costs associated with the Emerald Waste acquisition and the Stoughton transaction;

•	higher legal and accounting fees related to the acquisition activities during the first quarter of 2011; and

•
higher cost of services as a percentage of revenue, primarily due to integration costs as well as higher fuel costs and labor cost increases in Texas associated with acquisitions, which significantly lowered operating margins;

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, with landfills being the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three months ended March 31, 2011 was 69.6%.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Collection	50.1%	48.7%
Disposal	31.8%	34.5%
Transfer and other	18.1%	16.8%
Total revenue before intercompany elimination	100.0%	100.0%

The following table reflects our total revenue by source for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Collection:
Residential	$15,202	$13,304
Commercial	8,335	6,421
Roll-off	10,417	9,985
Total collection	33,954	29,710
Disposal	21,567	21,072
Less intercompany	6,632	6,130
Disposal, net	14,935	14,942
Transfer and other	12,297	10,230
Less intercompany	3,198	2,575
Transfer and other, net	9,099	7,655
Total revenue	$57,988	$52,307

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Adjusted EBITDA	$11,447	$11,043
Depreciation and amortization	(7,368)	(7,288)
Merger and acquisition related expenses	(420)	(98)
Interest expense, net	(4,964)	(4,692)
Impact of interest rate swap	—	(252)
Income tax benefit	794	539
Accrued payment-in-kind dividend on preferred stock	(1,161)	(1,108)
Net loss available to common stockholders	$(1,672)	$(1,856)

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

Acquisitions

We target acquisition opportunities that enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  In markets where we already own a landfill, we intend to focus on expanding our presence by acquiring companies that also operate in that market or in adjacent markets (“tuck–in” acquisitions).  Tuck-in acquisitions are sought to provide growth in revenue and increase in market share, to enable disposal internalization and consolidation of duplicative facilities and functions to improve efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

We completed the IESI Chickasha acquisition, the Stoughton transaction and the Emerald Waste acquisition during the three months ended March 31, 2011.  On December 15, 2010, we entered into an equity interest purchase agreement to acquire certain assets of Emerald Waste Services, including two landfills in Mississippi, one transfer station and three collection operations in Central Florida.  On February 28, 2011, we closed the acquisition pursuant to an amended equity interest purchase agreement to acquire one transfer station and three collection operations located in Central Florida.  The acquired operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, LLC.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 11, 2011, we entered into an operating agreement with an option to purchase Stoughton Recycling Technologies, LLC (SRT).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  Total consideration for these three transactions included $38.0 million of cash and 2,816,308 shares of our common stock valued at $14.7 million.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions from January 1, 2008 through March 31, 2011:

Company	Location	Region	Completion Date	Operations
Maguire Disposal, Inc.	Oklahoma City, OK	II	January 2, 2008	Collection
Advantage Waste Services	Springfield/Verona, MO	I	October 1, 2008	Collection & Transfer Station
Advanced Waste Services	Houston, TX	II	October 31, 2008	Collection
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection
Live Earth, LLC	Fostoria, OH/Brockton, MA	IV	December 31, 2009	Landfill & Transfer Station
Washita Disposal	Oklahoma City, OK	II	August 1, 2010	Collection
Five JAB Environmental Services, LLC	Houston, TX	II	September 1, 2010	Collection
Sprint Waste Services, L.P.	Houston, TX	II	October 1, 2010	Collection
DINA Industries, Inc.	Houston, TX	II	October 1, 2010	Collection
IESI OK Corporation	Chickasha, OK	II	January 1, 2011	Collection & Transfer Station
Stoughton Recycling Technologies, LLC	Stoughton, MA	IV	February 11, 2011	Transfer Station
Emerald Waste Services	Central Florida, FL	V	February 28, 2011	Collection & Transfer Station

We continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.  We are also evaluating opportunistic potential acquisitions both within and outside our existing footprint.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three months ended March 31, 2011 and 2010 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended March 31, 2011:
Revenue	$11,923	$23,204	$11,007	$7,613	$4,241	$—	$57,988	100.0
Cost of services	8,518	16,888	6,976	7,199	3,634	—	43,215	74.5
Depreciation and amortization	1,291	2,829	1,539	916	704	89	7,368	12.7
General and administrative	969	1,830	835	—	136	3	3,773	6.5
(Gain) loss on sale of assets	(4)	13	(36)	—	—	—	(27)	(0.0)
Operating income (loss)	$1,149	$1,644	$1,693	$(502)	$(233)	$(92)	$3,659	6.3
Three months ended March 31, 2010:
Revenue	$12,158	$21,490	$9,790	$7,391	$1,478	$—	$52,307	100.0
Cost of services	8,476	15,062	6,745	6,736	1,120	—	38,139	72.9
Depreciation and amortization	1,307	2,789	1,660	1,012	414	106	7,288	13.9
General and administrative	874	1,602	658	—	112	(14)	3,232	6.2
Gain on sale of assets	—	—	—	—	(9)	—	(9)	(0.0)
Operating income (loss)	$1,501	$2,037	$727	$(357)	$(159)	$(92)	$3,657	7.0
Increase/(decrease) in 2011 compared to 2010:
Revenue	$(235)	$1,714	$1,217	$222	2,763	$—	$5,681
Cost of services	42	1,826	231	463	2,514	—	5,076
Depreciation and amortization	(16)	40	(121)	(96)	290	(17)	80
General and administrative	95	228	177	—	24	17	541
(Gain) loss on sale of assets	(4)	13	(36)	—	9	—	(18)
Operating income (loss)	$(352)	$(393)	$966	$(145)	(74)	$—	$2

Revenue. Total revenue for the three months ended March 31, 2011 increased $5.7 million, or 10.9%, to $58.0 million from $52.3 million for the three months ended March 31, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $4.8 million of the revenue growth while internal volume decreased $1.3 million, operational price increases contributed $2.0 million, and pricing from fuel surcharges increased $0.9 million.  In addition, our revenue was negatively impacted by $0.7 million due to the asset sale of our Jonesboro operations in April 2010.  These factors affected our collection and disposal revenues in several markets.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  The Emerald Waste acquisition contributed to $2.6 million of the revenue increase in Region V.  The revenue increase of $1.7 million in Region II was primarily attributed to acquisition growth of $1.5 million, volume increases of $0.3 million and increases in fuel surcharges of $0.3 million, partially offset by price decreases of $0.4 million.  The revenue increase of $1.2 million in Region III was primarily attributed to price increases of $0.8 million, volume increases of $0.9 million and increases in fuel surcharges of $0.2 million, partially offset by Jonesboro divestiture of $0.7 million.  The revenue in Region III was largely boosted by $1.0 million of additional special waste volumes in Arkansas.  The slight revenue decrease in Region I was primarily due to volume decreases of $0.8 million as a result of severe winter conditions experienced during the first quarter of 2011.  Revenues in our other locations have stayed relatively flat or are moderately improving.

Cost of services. Total cost of services for the three months ended March 31, 2011 increased $5.1 million, or 13.3%, to $43.2 million from $38.1 million for the three months ended March 31, 2010.  The increase in cost of services was primarily a result of acquisitions.  Another factor that led to the increase was higher fuel costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Emerald Waste acquisition in Region V accounted for $2.3 million of the increase in cost of services.  Cost of services in Region II increased primarily as a result of increases in revenue, rising fuel costs, and increases in labor costs associated with acquisitions, the addition of several recycling contracts and wage adjustments in the region.

Overall cost of services increased to 74.5% of revenue for the three months ended March 31, 2011 from 72.9% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV and Region V.  Cost of services in Region IV accounted for 94.6% of its revenue due to higher transportation and disposal costs.  Cost of services in Region V accounted for 85.7% of its revenue due to initial integration costs for assets acquired from Emerald Waste.  Other than the impact of Region IV and Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 6.2% for the three months ended March 31, 2010 to 8.2% for the three months ended March 31, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

General and administrative. Total general and administrative expense for the three months ended March 31, 2011 increased by 16.7% to $3.8 million from $3.2 million for the three months ended March 31, 2010.  The increase in general and administrative expense was mainly attributable to increases in merger and acquisition related transaction expenses and stock based compensation expenses.  Such increase also resulted in the increase of overall general and administrative expenses from 6.2% of revenue during the three months ended March 31, 2010 to 6.5% of revenue during the three months ended March 31, 2011.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Operating income	$3,659	6.3%	$3,657	7.0%
Interest expense, net	(4,964)	(8.6)	(4,692)	(9.0)
Impact of interest rate swap	—	—	(252)	(0.5)
Income tax benefit	794	1.4	539	1.0
Accrued payment-in-kind dividend on preferred stock	(1,161)	(2.0)	(1,108)	(2.1)%
Net loss available to common stockholders	$(1,672)	(2.9)%	$(1,856)	(3.6)%

Interest expense, net. Interest expense, net for the three months ended March 31, 2011 increased $0.3 million, or 5.8%, to $5.0 million from $4.7 million for the three months ended March 31, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions.

Impact of interest rate swap. The impact of interest rate swap for the three months ended March 31, 2010 was attributable to a $2.0 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $1.8 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  There was no impact of interest rate swap during the three months ended March 31, 2011 as the swap expired on November 1, 2010.  For more information regarding the interest rate swap agreement, please see note 6 to our condensed consolidated financial statements included in Item 1 above.

Income tax benefit. Income tax benefit for the three months ended March 31, 2011 as a percentage of pre-tax loss was 60.8% as compared to 41.9% for the three months ended March 31, 2010.  The rate in the current year period is based on our anticipated 2011 annual effective income tax rate of 60.0% as compared to 52.2% for the three months ended March 31, 2010.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.  In addition to the anticipated 2011 annual effective income tax rate of 60.0%, income taxes during the three months ended March 31, 2011 reflected an additional 0.8% for discrete items related to stock-based compensation expense.

Accrued payment-in-kind dividend on preferred stock. The $1.2 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended March 31, 2011 and 2010, respectively.

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

To address potential credit and liquidity issues, we consider several items.  Despite the rising fuel costs, additional acquisition related costs and integration costs as well as severe weather that impacted our collection and disposal revenues in several markets, our adjusted EBITDA has remained consistent period over period.  We are actively seeking growth opportunities through acquisitions and we expect our existing operations to remain relatively stable or slightly improve in 2011, mostly through pricing increases and MSW volume increases.  In addition, we are conducting a strategic asset review with an eye on supporting targeted growth while managing leverage down.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.  Furthermore, we had approximately $70.9 million in available capacity under our current revolving credit agreement as of March 31, 2011, subject to customary covenant compliance.

We amended our revolving credit agreement on June 30, 2010 to extend the term from July 5, 2011 to January 31, 2014 and increase our borrowing capacity from $175 million to $200 million.  We routinely evaluate the financial stability of the syndicate banks making up the credit facility.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report and Part II, Item 1A “Risk Factors” below.

 A portion of our capital expenditures is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of March 31, 2011, we had total outstanding long-term debt of approximately $268.6 million, consisting of $150 million of senior notes, $117.0 million outstanding under our credit facilities, and approximately $1.6 million of various seller notes.  This represented an increase of approximately $35.5 million over our total debt outstanding as of December 31, 2010.  The increase in outstanding debt since December 31, 2010 was primarily due to $36.0 million in additional borrowings under the credit facility to finance acquisitions, partially offset by the repayment of $0.5 million on a seller note.  As of March 31, 2011, we had $117.0 million outstanding under the revolving credit facility and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $70.9 million in available capacity under the facility.  With $3.8 million cash on hand at March 31, 2011, our total capacity was approximately $74.7 million.

9.25% Senior Notes Due 2014

The senior notes were issued under an indenture between WCA Waste and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period. The defined terms are set forth in the indenture.  As of March 31, 2011, we were in compliance with all covenants under the senior notes indenture.

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

On February 28, 2011, we and Comerica Bank, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Thirteenth Amendment to Revolving Credit Agreement (the “Thirteenth Amendment”) to amend the Credit Agreement.

The Thirteenth Amendment provided lender consent to the acquisition of certain assets in Florida collectively referred to as the “Emerald Waste Central Florida (EWS) Acquisition”, and the acquired entities were added to the list of Subsidiaries and Guarantors.  The definition of Maintenance Capital Expenditures was modified for the year ending December 31, 2011 to exclude Maintenance Capital Expenditures incurred in connection with the EWS Acquisition in excess of $3 million but not exceeding $14 million for the purposes of determining covenant compliance.

As of March 31, 2011, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,843,237 shares of our common stock, which would represent approximately 29.4% of our outstanding common stock on a post-conversion basis as of March 31, 2011.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  After July 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 29.7% of the post-conversion shares outstanding.  If the preferred shares are not converted after five years, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three months ended March 31, 2011 to the other items listed in the Contractual Obligations table included in our annual report on Form 10-K filed with the SEC on March 10, 2011.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was $6.7 million and $4.3 million, respectively.  The changes in cash flows from operating activities period over period were due to net loss adjusted for non-cash charges and changes in components of working capital.  Non-cash charges primarily consist of depreciation and amortization, deferred taxes, unrealized gain or loss on interest rate swap, amortization of deferred financing costs and debt discount, stock-based compensation, gain or loss on sale of assets and landfill accretion expense.  While these non-cash charges affect our earnings comparison, they have no impact on net cash provided by operating activities.  Adjusted for the non-cash charges, net income increased $1.9 million in 2011 over 2010.  It primarily reflected cash savings due to the expiration of interest rate swap on November 1, 2010.  Working capital changes are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.  Changes in our working capital accounts had no significant impact on our cash flows from operating activities during the three months ended March 31, 2011 as compared to the same period in 2010.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $41.0 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.  The fluctuation is mainly caused by $38.0 spent on acquisitions during the first quarter of 2011.  Capital expenditures related to our existing operations remained steady period over period.

Net cash provided by (used in) financing activities for the three months ended March 31, 2011 and 2010 was $35.4 million and $(0.6) million, respectively.  Net cash provided by (used in) financing activities during the three months ended March 31, 2011 and 2010 mainly includes a combination of borrowings under our revolving credit facilities, repayments of debt and financing costs incurred.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements.  Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 8 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At March 31, 2011, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of March 31, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At March 31, 2011, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of March 31, 2011, we have included 140 million cubic yards of expansion airspace with estimated development costs of approximately $94.2 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$2,652	$12,598
Accretion expense (in thousands)	247	1,095
	$2,899	$13,693
Airspace consumed (in thousands of cubic yards)	1,317	6,186
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.20	$2.21

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  As of March 31, 2011, we had $117.0 million in borrowings under our revolving credit facility which bears interest at variable or floating rates.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $1.2 million

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes.  As of March 31, 2011, the fair value of these notes, based on quoted market prices, was approximately $154.5 million compared to a carrying amount of $150 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors since December 31, 2010.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
On February 11, 2011, we issued 406,669 shares of our common stock to Stoughton Recycling Technologies LLC (“Stoughton”) in connection with our entering into an Option Agreement with Stoughton pursuant to which we will operate certain landfill assets of Stoughton pursuant to an Operating Agreement and we have an option to purchase those assets.  The issuance and sale of the shares pursuant to the Option Agreement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2011	42,102	(1)	$5.02	—	—
February 1 – February 28, 2011	24,501	(1)	$4.94	—	—
March 1 – March 31, 2011	—		—	—	—
Total	66,603	(1)	$4.99	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

2.1
Amended and Restated Equity Interest Purchase Agreement dated February 28, 2011 by and among WCA Waste Corporation, WCA Waste Systems, Inc., WCA of Mississippi, LLC, EWS Holdings, LLC, WRH Gainesville, LLC, WRH Gainesville Holdings, LLC, WRH Orange City, LLC, EWS Central Florida Hauling, LLC, MacLand Holdings, Inc., MacLand Disposal Center, Inc., MacLand Disposal Inc. II and Emerald Waste Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.1
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.2
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: April 29, 2011

EXHIBIT INDEX

2.1
Amended and Restated Equity Interest Purchase Agreement dated February 28, 2011 by and among WCA Waste Corporation, WCA Waste Systems, Inc., WCA of Mississippi, LLC, EWS Holdings, LLC, WRH Gainesville, LLC, WRH Gainesville Holdings, LLC, WRH Orange City, LLC, EWS Central Florida Hauling, LLC, MacLand Holdings, Inc., MacLand Disposal Center, Inc., MacLand Disposal Inc. II and Emerald Waste Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.1
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.2
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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