Form 10-K/A
WCA WASTE CORP
filed 2011-05-02
CIK 1282398

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 10, 2011, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission and indicated that it would be incorporating portions of its Proxy Statement for the 2011 Annual Meeting of Stockholders.  This Amendment No. 1 on Form 10-K/A amends such Annual Report on Form 10-K solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.  Except as discussed above, no other revisions are being made to such Annual Report on Form 10-K and this amendment does not reflect events occurring after the filing of such Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Director Since
Tom J. Fatjo, Jr. (Chairman)	70	2000
Jerome M. Kruszka	62	2000
Richard E. Bean	67	2004
Roger A. Ramsey	72	2004
Preston Moore, Jr.	78	2006
Honorable John V. Singleton	93	2006
Daniel J. Clark	56	2010
_________

Tom J. Fatjo, Jr.  Mr. Fatjo, Jr. has served as chairman of our board of directors (the “Board”) and chief executive officer since our formation in September 2000.  From 1992 to August 1998, Mr. Fatjo, Jr. served as the chairman and chief executive officer, and from 1994 to 1996 as the president, of TransAmerican Waste Industries, Inc., or TransAmerican, a publicly-held waste management company that merged into USA Waste Services, Inc. in 1998.  In 1990 and 1991, Mr. Fatjo, Jr. was the co-founder and the chairman of the board of directors and chief executive officer of Republic Waste Industries, Inc., or Republic Waste, another publicly-held waste management company. Mr. Fatjo, Jr. also founded Browning-Ferris Industries, Inc., or BFI, formerly one of the nation’s largest solid waste management companies and now a part of Republic Services, Inc., another publicly-held waste management company. From 1966 to 1976, Mr. Fatjo, Jr. served as the co-chief executive officer responsible for BFI’s mergers and acquisitions and corporate development activities.  Mr. Fatjo, Jr. remained on BFI’s board until 1980. Mr. Fatjo, Jr. received a Bachelor of Arts degree from Rice University. Mr. Fatjo, Jr. has over 45 years of experience in the solid waste management industry, and this experience, along with his service as our chief executive officer, qualifies him to serve as chairman of our Board.  Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president — finance and secretary.

Jerome M. Kruszka. Mr. Kruszka has served as one of our directors and our president and chief operating officer since our formation in September 2000. From 1996 to August 1998, Mr. Kruszka served as the president and chief operating officer, and from 1997 to 1998 as a director, of TransAmerican. In 1971, Mr. Kruszka began his career with Waste Management, Inc., the largest publicly-held waste management company in the United States.  From 1971 to 1996, Mr. Kruszka held several positions with Waste Management, Inc. and its affiliates, including general manager, district manager and regional manager for northern California, where over 20 divisions involved in collection, transfer, recycling and landfill operations reported to him, and including vice president of operations, western region manager and member of the executive committee of Chemical Waste Management, Inc. (an affiliate of Waste Management). Mr. Kruszka has over 40 years of experience in the solid waste management industry, and this experience, along with his service as our president and chief operating officer, qualifies him to serve as a member of our Board.

Richard E. Bean.  Mr. Bean has served as one of our directors and as a member of our audit committee and compensation committee since June 2004.   Mr. Bean serves as the chairman of our audit and compensation committees. Since 1976, Mr. Bean has served as the executive vice president and as a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as chief financial officer of Pearce Industries from 1976 to 2004. Mr. Bean is currently the non-executive chairman of the board and chairman of the audit committee of First City Financial Corp., and a director and the chairman of the audit committee of Sanders Morris Harris Group Inc., both of which are publicly-held companies.  Mr. Bean served as a member of the portfolio administration committee of First City Bancorporation Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its remaining assets. Mr. Bean also served as a director of and chairman of the audit committee of TransAmerican from February 1997 to May 1998. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and member of the audit committee. Mr. Bean received an M.B.A. in Accounting and a Bachelor of Business Administration in Finance with honors from the University of Texas at Austin and has been a certified public accountant since 1968. Mr. Bean’s independence and experience as an accountant qualifies him to serve as a member of our Board.

Daniel J. Clark. On January 15, 2010, Mr. Clark was appointed to fill a vacancy on our Board.  Mr. Clark is also a member of our compensation and acquisition committees.  Since 2000, Mr. Clark has served as a principal of United Nations Insurance Agency, a privately held company that engages in underwriting surety bonds in the waste industry.  Mr. Clark has been responsible for the strategic planning and implementation for national surety programs, the fiscal management of a waste industry surety bond portfolio and the development and supervision of national marketing campaigns.  From 1997 to 2000, Mr. Clark served as senior vice president of corporate relations for Century Business Services, Inc.  From 1983 to 1993, Mr. Clark served as chief of staff for United States Congressman Edward F. Feighan.  Mr. Clark received a B.A. in Political Science from Kalamazoo College and a J.D. from the Cleveland State University Marshall College of Law.  Mr. Clark’s experience in the waste industry qualifies him to serve as a member of our Board.

Preston Moore, Jr. Mr. Moore has served as one of our directors since November 2006. Mr. Moore also serves on our audit committee.  Mr. Moore is a graduate of the University of Texas at Austin.  Mr. Moore has served as chairman and chief executive officer of Wilson Business Products, Systems & Services, Inc., and later as President of Wilson Industries.  He also served as president of Volcano Therapeutics, Inc. a publicly-held company, a position from which he retired in 2001.  Mr. Moore was appointed by President George H.W. Bush to serve as the Chief Financial Officer and Assistant Secretary for Administration for the United States Department of Commerce from 1990 through 1992.  From 1995 through 1998, Mr. Moore served as a director of TransAmerican. Mr. Moore currently serves on the Advisory Council of the University of Texas McCombs School of Business, and on the James A. Baker School of Public Policy Leadership Committee at Rice University.  Mr. Moore’s independence and experience as an executive officer of a publicly-held company qualifies him to serve as a member of our Board.

Roger A. Ramsey.  Mr. Ramsey has served as one of our directors and as a member of our audit committee and compensation committee since June 2004.  From December 1999 until its sale in August 2007, Mr. Ramsey served as chairman of the board of VeriCenter, Inc., a privately-owned managed hosting services provider. From October 2004 until its sale in December 2009, Mr. Ramsey served as chairman and chief executive officer of Medserve, Inc., a privately-owned medical waste company.  From July 1997 to December 1998, Mr. Ramsey served as the chairman of the board (non-executive) of Allied Waste Industries, Inc. and as a director from January 1999 to December 2002. From 1989 to June 1997, Mr. Ramsey served as the founder, chairman and chief executive officer of Allied Waste Industries, Inc.  Mr. Ramsey is also the former vice president and chief financial officer, and a co-founder, of BFI. Mr. Ramsey received a B.S. in Commerce (cum laude) from Texas Christian University and has been a certified public accountant since 1962.  Mr. Ramsey is a director and member of the audit and compensation committees of Carrizo Oil & Gas, Inc., a publicly-held company.  Mr. Ramsey’s independence and experience as an accountant qualifies him to serve as a member of our Board.

Honorable John V. Singleton. Judge Singleton has served as one of our directors since November 2006. Judge Singleton is a graduate of the University of Texas at Austin and obtained his license to practice law in the state of Texas in 1942. Judge Singleton served as a Lieutenant Senior Grade and Gunnery Officer on the USS Dempsey and the USS Greenwood in the United States Navy from 1942 until 1946. Mr. Singleton practiced law in Houston, Texas until 1966, when President Lyndon Johnson appointed him to serve as a District Judge for the United States District Court for the Southern District of Texas.  In 1979, Judge Singleton was appointed Chief Judge of the Southern District, and took senior status in 1988.  Judge Singleton also served as a District Judge Representative to the Judicial Conference of the United States from 1980 through 1983.  Judge Singleton retired from the bench in 1992. He continues to practice law in association with Richard Haynes & Associates. From 1995 through 1998, Judge Singleton served as a director of TransAmerican. Judge Singleton’s independence, experience in legal matters and as a former director of a publicly-held company qualifies him to serve as a member of our Board.

Directors Designated by Ares Corporate Opportunities Fund II, L.P.

Ares Corporate Opportunities Fund II, L.P. (“ACOF II”), as the sole owner of our Preferred Stock, is entitled to elect members to the Board of Directors voting as a separate class as follows: (i) two directors to the Board of Directors for so long as ACOF II continues to hold Preferred Stock representing at least 20% of “post-conversion equity” (outstanding Common Stock assuming conversions into common shares of all securities, including the Preferred Stock and assuming the PIK Dividends accelerated to include a full five years); (ii) one director for so long as it continues to hold at least 10% of post-conversion equity; and (iii) no directors if its post-conversion equity is below 10%.  Accordingly, ACOF II has designated the two members to the Board of Directors as set forth below.  Such members, when officially elected by ACOF II, serve a one-year term or until their successors are duly elected and qualified or until their earlier death, resignation or removal.  Although the Preferred Stock votes together with the Common Stock on all other matters on an as-converted basis, the Preferred Stock does not vote with respect to directors elected by holders of Common Stock.  In connection with its right to elect directors, ACOF II also agreed to certain limits on the qualifications of such directors and it receives observation rights on committees of the Board of Directors.  Additionally, the ACOF II designees to the Board of Directors are entitled to all of the insurance, indemnification, compensation and incentives granted to the other non-employee directors of the Company.

The names and certain additional information with respect to each of the ACOF II-designated members are set forth below.  There are no family relationships among any of our executive officers and the directors designated by ACOF II.

Name	Age	Director Since
Jeffrey S. Serota	45	2006
Ryan Berry	31	2010

Jeffrey S. Serota. Mr. Serota has served as one of our directors since September 2006.  Mr. Serota is a senior partner in the private equity group of Ares Management. Prior to joining Ares Management in 1997, Mr. Serota was a vice president in the investment banking department of Bear, Stearns & Co. where he specialized in providing investment banking services to financial sponsor clients of the firm.  Prior to joining Bear Stearns, Mr. Serota was with Dabney/Resnick, Inc., a boutique investment bank. At Dabney/Resnick, Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities. Mr. Serota also worked at Salomon Brothers Inc. focusing on mergers and acquisitions and merchant banking transactions. Mr. Serota also serves on the boards of directors of EXCO Resources, Inc., Douglas Dynamics, Inc. and SandRidge Energy, Inc. and previously served as a director of EXCO Resources, Inc. from July 2003 to October 2005, as well as the boards of directors of several private companies. Mr. Serota's qualifications to serve on our Board include his leadership experience as a partner at Ares Management, his investment banking and financial expertise and his years of experience providing advisory services to other middle-market companies in the industrial sector. Mr. Serota graduated magna cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business and received an M.B.A. from UCLA’s Anderson School of Management.

Ryan Berry. Mr. Berry has served as one of our directors since July 2010. Mr. Berry also serves as a member of our acquisition committee.  Mr. Berry is a vice president in the private equity group of Ares Management LLC with responsibilities in strategy and business development. Mr. Berry joined Ares Management LLC in August 2005 from UBS Investment Bank where he participated in the execution of leveraged buyouts, mergers and acquisitions and debt and equity financings across various industries. Mr. Berry was with UBS Investment Bank from July 2003 until June 2005. Mr. Berry graduated with distinction from the University of Western Ontario with Bachelor of Arts degrees in honors business administration at the Richard Ivey School of Business and cross-disciplinary studies at Huron University College.

Identification of Executive Officers

EXECUTIVE OFFICERS

The following persons served as our executive officers, at the discretion of the Board of Directors, during 2010.  Except as set forth above, there are no family relationships among any of our executive officers or directors.  The biographies for Mr. Tom J. Fatjo, Jr., our chairman of the board and chief executive officer, and Mr. Jerome M. Kruszka, our president and chief operating officer, are listed above under the heading “Identification of Directors.”

Name	Age	Position Held
Tom J. Fatjo, Jr.	70	Chairman of the Board and Chief Executive Officer
Jerome M. Kruszka	62	President and Chief Operating Officer
Charles A. Casalinova	52	Senior Vice President and Chief Financial Officer
Tom J. Fatjo, III	46	Senior Vice President — Finance and Secretary
_________

The biographical information of Tom J. Fatjo, Jr. and Jerome M. Kruszka are included under the heading “Identification of Directors” above.

Charles A. Casalinova. Mr. Casalinova has served as our senior vice president and chief financial officer since our formation in September 2000. From 1981 to July 1999, Mr. Casalinova held several positions at Waste Management, Inc., including division controller, regional chief information officer, acquisition controller, regional vice president/controller for Louisiana, Mississippi, Arkansas, Oklahoma and north Texas, and regional vice president/controller for Illinois and Indiana. Mr. Casalinova received a Bachelor of Business Administration degree in Accounting from the University of Akron and became a certified public accountant in 1989. Mr. Casalinova has over 30 years of experience in the solid waste management industry.

Tom J. Fatjo, III.  Mr. Fatjo, III has served as our senior vice president — finance and secretary since February 2004.  Prior to that, Mr. Fatjo, III served as our senior vice president and treasurer since our formation in September 2000.  From August 1998 to September 2000, Mr. Fatjo, III served as vice president, treasurer and director of Waste Corporation of America, Inc. From 1992 to August 1998, Mr. Fatjo, III served as vice president-treasurer of TransAmerican.  Mr. Fatjo, III began his career in the solid waste industry with Republic Waste, where he was in charge of investor relations from 1990 through 1991. Mr. Fatjo, III received a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Mr. Fatjo, III has over 21 years of experience in the solid waste management industry.

Risk Management

Our Board of Directors oversees our management, which is responsible for the day-to-day risk management of the Company.  Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and our independent registered public accounting firm.  In addition, members of management (including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel) may also report directly to the Board of Directors on significant risk management issues.

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

To our knowledge, other than as set forth below and based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.  Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we became aware that Preston Moore, Jr., a member of our Board of Directors, failed to timely file a Form 4 to report a sale of our Common Stock on November 13, 2007.  Mr. Moore has subsequently filed a Form 4 to report this transaction on April 29, 2011.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the Board of Directors or with individual directors by sending a letter to our secretary or general counsel at the following address: WCA Waste Corporation, One Riverway, Suite 1400, Houston, Texas 77056.

Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the Company, (ii) the name and address, as they appear on the Company’s books, of the stockholder sending such communication and (iii) the number of shares of Common Stock that are beneficially owned by such stockholder.  The Corporate Secretary will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is deemed unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

The table below sets forth the aggregate compensation paid during 2010 to our directors for the current year’s board service.  We did not grant options, non-equity incentive plan awards, or any compensation other than the payment of fees and the grant of restricted stock as shown below.  Our two employee directors, Tom J. Fatjo, Jr. and Jerome M. Kruszka, did not receive any additional compensation for board service during 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Richard E. Bean	51,500	29,627	81,127
Ryan Berry	10,250	17,500 (3)	27,750
Daniel J. Clark	32,000	17,500	49,500
Preston Moore, Jr.	35,000	29,627	64,627
Roger A. Ramsey	43,000	29,627	72,627
Jeffrey S. Serota	29,000	29,627 (3)	58,627
John V. Singleton	32,500	29,627	62,127
_________

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to shares of restricted stock granted pursuant to the 2004 WCA Waste Corporation Incentive Plan, as amended and restated (the “Incentive Plan”), as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011, for further discussion on the recognition of stock-based compensation.

(2)
As of December 31, 2010, Messrs. Bean, Berry, Clark, Moore, Ramsey, Serota and Judge Singleton each had 14,706 outstanding unvested stock awards.  Restricted stock awards are made to each of our outside directors annually following their election at our Annual Meeting of Stockholders.  These annual restricted stock awards to our outside directors vest one year from the grant date.

(3)
These shares are held by Messrs. Berry and Serota for the benefit of Ares Management LLC (“Ares Management”) and the other Ares Entities.  Messrs. Berry and Serota are associated with Ares Management LLC and the other Ares Entities.  Pursuant to the policies of the Ares Entities, each of Messrs. Berry and Serota holds these securities as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights in respect of such securities to Ares Management.  Messrs. Berry and Serota each disclaim beneficial ownership of these shares.

The following table sets forth the fees paid in 2010 to our non-employee directors for their service on the Board of Directors and committees of the Board and attendance at Board and committee meetings:

Annual Retainer	Annual Fee for Audit Committee Chairperson	Annual Fee for Compensation Committee Chairperson	Board Attendance Fee (in person)	Board Attendance Fee (telephonic)	Committee Attendance Fee (in person)	Committee Attendance Fee (telephonic)
$25,000	$15,000	$15,000	$1,000	$500	$500	$250

The annual fee for serving as chair of the Audit Committee was increased effective September 28, 2010, from $10,000 to $15,000.  The annual fee for serving as chair of the Compensation Committee was increased effective September 28, 2010, from $5,000 to $15,000.  For 2010, Messrs. Bean, Clark, Moore, Ramsey, Serota and Judge Singleton each received $25,000 and Mr. Berry received $6,250 as their annual retainer for membership on the Board.  For 2010, Mr. Bean served as chairman of the Audit Committee for the entire year and as chairman of the Compensation Committee from September 28, 2010 to December 31, 2010.  In 2010, Mr. Ramsey served as chairman of the Compensation Committee from January 1, 2010 to September 28, 2010.  Mr. Bean received $11,250 and $3,750 for serving as chair of the Audit and Compensation Committees, respectively.  Mr. Ramsey received $7,500 for serving as chair of the Compensation Committee.  Pursuant to the attendance fee schedule, Mr. Bean received $11,500, Mr. Berry received $4,000, Mr. Clark received $7,000, Mr. Moore received $10,000, Mr. Ramsey received $10,500, Mr. Serota received $4,000 and Judge Singleton received $7,500 for attendance at the Board of Directors and committee meetings during 2010.

At the Board meeting immediately following the 2010 Annual Meeting of Stockholders, which was held in September, 2010, Messrs. Bean, Berry, Clark, Moore, Ramsey, Serota and Judge Singleton each received 14,706 shares of restricted Common Stock for the current year of Board service.  The number of shares received by the non-executive officer directors in 2010 was determined by dividing $60,000 by $4.08 per share, the average closing price per share of our Common Stock for the 10 trading days ending on January 31, 2010, which was the market value for all grants made under the Incentive Plan in 2010.  The restricted shares issued to the non-executive officer directors vest in full one year from the grant date, with full vesting upon termination of such non-employee director’s board service on account of his death, permanent disability or a Change in Control (as defined under the Incentive Plan).

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. All directors receive reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.

No members of our Board, other than Messrs. Fatjo, Jr. and Kruszka whose compensation is described under “Executive Compensation” below, were paid any compensation in 2010 for their services as a director of the company other than the standard compensation arrangement for directors described in this narrative and reimbursement of expenses.  In 2010, our officers and employees who also served as directors did not receive additional compensation for their service as a director and each non-employee director received the cash compensation indicated above.

Compensation of Executive Officers

EXECUTIVE COMPENSATION

The following tables set forth the aggregate compensation earned during 2010, 2009 and 2008 by the chief executive officer, the chief financial officer and our two mostly highly compensated executive officers other than the chief executive officer and the chief financial officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)(3)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (4)	Total ($)
Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer	2010 2009 2008	633,000 395,430 395,430	343,134 345,183 401,639	— 449,703 123,572	117,304 79,786 129,374	1,093,438 1,270,102 1,050,015
Jerome M. Kruszka, President and Chief Operating Officer	2010 2009 2008	633,000 395,430 395,430	343,134 345,183 401,639	23,738 449,703 123,572	28,116 6,529 28,840	1,027,988 1,196,845 949,481
Charles A. Casalinova, Senior Vice President and Chief Financial Officer	2010 2009 2008	475,000 296,599 296,599	249,148 250,801 294,984	29,688 337,307 83,418	14,504 35,323 22,483	768,340 920,030 697,484
Tom J. Fatjo, III, Senior Vice President—Finance and Secretary	2010 2009 2008	475,000 296,599 296,599	236,714 224,953 255,969	29,688 337,307 83,418	13,129 27,788 14,946	754,531 886,647 650,932
_________

Columns without data have been omitted.

(1)
This column represents the dollar amount recognized for financial statement reporting purposes in fiscal 2010, 2009 and 2008, respectively, with respect to shares of restricted Common Stock granted pursuant to the Incentive Plan, as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011, for further discussion on the recognition of stock-based compensation.  For more information on these awards, see the Grants of Plan-Based Awards table below.

(2)	This column represents cash payments made under the 2007 Management Incentive Plan (the “MIP”).

(3)
Amounts shown in this column include both (i) restricted stock grants made pursuant to the terms of each of the NEOs’ employment agreements which are awarded annually in an amount equal to their respective NEO’s annual salary divided by the average closing price of our Common Stock for the last 10 days ending on January 31st of the grant year and (ii) MIP awards made in the form of restricted stock; however, the amounts shown for 2010 do not reflect that portion of awards granted pursuant to the MIP that were made in the form of restricted Common Stock in February 2011 with respect to the achievement of performance goals in 2010.  All restricted shares reflected in this column vest over three years and are subject to forfeiture under certain circumstances.

The table below reflects the number and fair value of the shares of restricted Common Stock that were granted to Messrs. Kruszka, Casalinova and Fatjo, III under the MIP in February 2011 with respect to the achievement of performance goals established for 2010:

Named Executive Officer	Grant Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($) (*)
Jerome M. Kruszka	2/10/2011	4,844	24,220
Charles A. Casalinova	2/10/2011	6,059	30,295
Tom J. Fatjo, III	2/10/2011	6,059	30,295
_________

*	Based on the market value per share of Common Stock on the date of grant of $5.00 per share.

(4)	The amounts reported for each of the named executive officers in “All Other Compensation” are show below (in dollars):

Named Executive Officer	401(k) Matching Contributions ($) (1)	Health Insurance Premiums ($)	Personal Use of Company Aircraft ($) (2)
Tom J. Fatjo, Jr.	5,500	9,004	102,800
Jerome M. Kruszka	5,233	2,483	20,400
Charles A. Casalinova	5,500	9,004	—
Tom J. Fatjo, III	4,125	9,004	—
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

(2)
We calculate the amount of the personal aircraft usage perquisite based on our incremental cost.  The calculation is based on the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and other variable costs.  Under applicable Internal Revenue Service regulations, we impute income to the NEOs for their personal aircraft usage based upon the Standard Industry Fare Level (SIFL) rates set by the U.S. Department of Transportation.  The amount of imputed income for each NEO, based on the SIFL rates, may not exceed annual limits established by our Board of Directors.  The imputed income to each of the NEOs for the personal aircraft usage in 2010 was as follows (with the maximum amounts established by the Board of Directors indicated in parentheses): $34,122 ($50,000 limit) for Mr. Fatjo, Jr. and $4,364 ($35,000 limit) for Mr. Kruszka.

Grants of Plan-Based Awards for Fiscal Year 2010

We did not grant non-equity or equity incentive plan awards or stock options during 2010.  Rather, we granted stock awards consisting of restricted Common Stock under the Incentive Plan and pursuant to employment agreements with each of our NEOs.  The stock awards to the NEOs in 2010 pursuant to the terms of their respective employment agreements were in made in two separate grants on January 8, 2010 and September 28, 2010, respectively, with the total 2010 grants being made based upon the average closing price of our Common Stock for the 10 trading days ending on January 31, 2010.  All of the stock awards granted in 2010 vest in equal one-third increments in 2011, 2012 and 2013.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2010 under the Incentive Plan and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Tom J. Fatjo, Jr.	1/8/2010	41,624	172,323
Jerome M. Kruszka	1/8/2010	41,624	172,323
Charles A. Casalinova	1/8/2010	31,220	129,251
Tom J. Fatjo, III	1/8/2010	31,220	129,251

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Tom J. Fatjo, Jr.	9/28/2010	55,295	263,204
Jerome M. Kruszka	9/28/2010	55,295	263,204
Charles A. Casalinova	9/28/2010	41,476	197,426
Tom J. Fatjo, III	9/28/2010	41,476	197,426
_________

(1)
The number of shares of restricted Common Stock was computed by dividing the NEO’s base salary for 2009 by the average closing price of $4.08 of our Common Stock for the 10 trading days ending on January 31, 2010.

(2)	Based on the market value on the dates of grant of $4.14 and $4.76 per share, respectively.

In accordance with the terms of the MIP and the employment agreements with each of our NEOs, stock awards were granted to each of the NEOs in 2010 for 50% of the performance compensation earned under the MIP in 2009.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2010 under the MIP and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Tom J. Fatjo, Jr.	2/12/2010	22,363	93,701
Jerome M. Kruszka	2/12/2010	22,363	93,701
Charles A. Casalinova	2/12/2010	16,773	70,279
Tom J. Fatjo, III	2/12/2010	16,773	70,279
_________

(1)
The number of shares of restricted Common Stock was computed by dividing 50% of the incentive compensation amount earned under the MIP by each of the NEOs in 2009 by the market value of one share of our Common Stock as of the grant date, but such amount will not be less than $9.50 per share regardless of the market value on the grant date.

(2)	Based on the market value on the date of grant of $4.19 per share.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

In 2007, our subsidiary, WCA Management Company, L.P. (“WCA Management”), entered into an employment agreement (effective January 1, 2007) with each of the NEOs, as follows: Tom J. Fatjo, Jr., our chief executive officer, Jerome M. Kruszka, our president and chief operating officer, Charles A. Casalinova, our senior vice president and chief financial officer, and Tom J. Fatjo, III, our senior vice president-finance and secretary.  We have guaranteed WCA Management’s obligations under these employment agreements.  In December of 2008, the employment agreement with each NEO was amended and restated to make adjustments required by the regulations promulgated under Section 409A of the Internal Revenue Code, as amended.  On May 19, 2010, retroactively effective to January 1, 2010, the employment agreements with each NEO were further amended and restated to (i) reduce the amount that each NEO is eligible to earn annually under the MIP, (ii) increase the base salaries of each of the NEOs to partially offset the reduction in potential compensation under the MIP, and (iii) modify the methodology for calculating the shares of restricted Common Stock granted annually to the NEOs under the terms of their employment agreements. Below is a summary description of the material terms of these employment agreements as amended and restated and, as such, is not complete.  Complete copies of each of these employment agreements are filed as exhibits to our Current Report on Form 8-K filed May 20, 2010 with the SEC.

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

•	Compensation. The employment agreements provide for the following base salaries for the NEOs for 2010 and 2011:

Named Executive Officer	2010 Base Salary ($)	2011 Base Salary ($)
Tom J. Fatjo, Jr.	633,000	645,000
Jerome M. Kruszka	633,000	645,000
Charles A. Casalinova	475,000	484,000
Tom J. Fatjo, III	475,000	484,000

In accordance with our compensation policies and the employment agreements with each of the NEOs, the base salaries are increased each year by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area (the “Houston CPI”).  The increase in the NEO’s base salaries from 2010 and 2011 was equal to the 1.9% increase in the Houston CPI.

•	Participation in Compensation Plans. Each NEO and various other key officers are eligible to participate in the following plans:

•
2007 Management Incentive Plan.  Pursuant to the MIP, each participant, including the NEOs, has the opportunity to earn an annual bonus based on performance measures and annual incentive plan goals, which are established by the Compensation Committee.  The opportunity to earn a bonus under the MIP is expressed as a percentage of base salary and is set each year for each NEO separately.  For 2010 and 2011, the maximum percentage of base salary for each NEO is 50%, which amount was reduced from 200% of each NEO’s annual base salary under the 2010 amendment and restatement of their respective employment agreements.  For 2010, the Compensation Committee and the Board of Directors established seven performance criteria for potential 2010 awards to the NEOs under the MIP.  The 2010 performance criteria were as follows: (1) an acquired revenue goal, (2) an EBITDA goal, (3) a stock price goal, (4) a capital expenditures goal, (5) a bank facility goal, (6) an analyst coverage goal and (7) a net income goal.  The percentage amount of each performance criteria that was allocated to the total potential MIP award for each NEO in 2010 was determined by the Compensation Committee based upon the functional duties and responsibilities of each of the NEOs.  Certain 2010 performance criteria were not applicable to certain of the NEOs.  The acquired revenue goal, the EBITDA goal, the stock price goal and the net income goal were applicable to all of the NEOs; however, the percentage amount allocable to each was determined based upon their respective duties and responsibilities.  For 2010, the capital expenditure goal and the bank facilities goals were met and, based on the achievement of such performance criteria, the NEOs earned the following percentage amounts of their respective 2010 annual salaries: Mr. Fatjo, Jr., 0%; Mr. Kruszka, 7.5%; Mr. Casalinova, 12.5%; and Mr. Fatjo, III, 12.5%.  Awards under the MIP are paid one-half in cash and one-half  in restricted shares of our Common Stock   The Compensation Committee has established seven performance criteria for potential 2011 awards to the NEOs under the MIP.  The 2011 performance criteria are as follows: (1) an EBITDA goal, (2) a net income goal, (3) a targeted acquisition goal, (4) a goal related to refinancing our $150 million of senior notes due 2014, (5) a recapitalization goal, (6) tiered goals relating to our leverage ratio, and (7) an analyst coverage goal.  The Compensation Committee believes that these performance criteria are important to effective and prudent management of our base business, diligent execution of our operating strategy, strengthening our balance sheet, and increasing shareholder value.  The percentage amount of each performance criteria that is allocated to the total potential MIP award for each NEO has been determined by the Compensation Committee based upon the functional duties and responsibilities of each of the NEOs.  All seven of the 2011 performance criteria are applicable to each of the NEOs; however, the percentage amount allocable to each performance criteria for the NEOS vary based upon their respective duties and responsibilities.

•
Restricted Stock Grants.  Under the terms of their respective employment agreements, the NEOs receive annual grants of restricted Common Stock under the Incentive Plan, with such grants being made in January of each year.  Commencing in 2010, annual awards of restricted Common Stock awarded to the NEOs pursuant to their employment agreements, as amended on May 18, 2010, are determined by dividing the NEO's annual base salary for 2009 by the average closing price of our Common Stock, as quoted on The NASDAQ Stock Market, for the last ten (10) trading days that ends on January 31st of the grant year (the “Restricted Stock Fair Market Value Amount”).  This amount for the 2010 restricted stock grants was $4.08 and for the 2011 grants was $4.90.  For periods commencing on January 1, 2011 and annually thereafter, the annual base salary amount to be used to determine the amount of restricted Common Stock to be awarded to each NEO will be determined by the Compensation Committee in consultation with the NEOs; provided, however, that such amount may not be less than the NEO’s 2009 base salary.  The 2009 annual base salary amounts was used in determining the restricted stock awards for both 2010 and 2011.

The restricted stock awards for 2010 were made in two separate grants.  An initial grant was made to each of the NEOs in January 2010 by dividing their 2009 annual base salary, by $9.50 per share of our Common Stock in accordance with the terms of their employment agreements then in effect.  A second restricted stock award was granted to each of the NEOs on September 28, 2010, in accordance with the amendment of their employment agreements on May 18, 2010, based on the additional shares that each was entitled to receive by dividing their respective annual base salaries by the Restricted Stock Fair Value Amount.  This second 2010 grant was deferred until the Company’s stockholders approved the WCA Waste Corporation Fourth Amended and Restated Incentive Plan at the Annual Meeting of Stockholders held on September 28, 2010.

Under the terms of the employment agreements, each NEO is entitled to receive a restricted stock grant based on the same formula in each subsequent year in which such NEO remains an employee.  These restricted stock grants vest in one-third increments over the three-year period following the date of grant.  Dividends are payable on these awards, whether or not they are vested, to the extent any dividends are paid on the Common Stock.

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

•
Upon a Change in Control (as defined below) or within 24 months thereafter, an NEO (and certain other key officers) will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) his reporting level is significantly reduced (as determined by the officer in good faith), (c) his base salary and annual incentive compensation is reduced by 10% or more, or (d) he is required to relocate by more than 50 miles.  If triggered, the Change in Control payments to an NEO (or other key officers) will be made in a lump sum cash payment equal to (1) three times the sum of (i) his base salary and (ii) his average annual bonus pursuant to any annual bonus plan in effect as to any of the three consecutive calendar years ending immediately before the calendar year in which the last event triggering the right to the payment occurred, and (2) any benefit that may be payable under the Incentive Plan or the MIP based on performance achieved as of the date on which the NEO’s employment with the Company terminates following a Change in Control.  Additionally, if an NEO’s employment is terminated within 24 months of a Change in Control, he is also entitled to receive such benefits as may be available under any benefit or similar plans, policies or programs in which the NEO was participating at the time of termination of his employment.  “Change in Control” is defined to mean any one of the following events:

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

Additional information regarding the termination and Change-in-Control provisions of the NEOs’ employment agreements are set forth below under “Potential Payments Upon Termination or Change-in-Control.”

The following table sets forth certain information regarding equity-based awards received by each of the NEOs as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Tom J. Fatjo, Jr.	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,876 (2)	67,021	—	—
	—	—	—	—	—	13,537 (3)	65,384	—	—
	—	—	—	—	—	27,750 (4)	134,033	—	—
	—	—	—	—	—	8,672 (5)	41,886	—	—
	—	—	—	—	—	41,624 (6)	201,044	—	—
	—	—	—	—	—	22,363 (7)	108,013	—	—
	—	—	—	—	—	55,295 (8)	267,075	—	—
Jerome M. Kruszka	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,876 (2)	67,021	—	—
	—	—	—	—	—	13,537 (3)	65,384	—	—
	—	—	—	—	—	27,750 (4)	134,033	—	—
	—	—	—	—	—	8,672 (5)	41,886	—	—
	—	—	—	—	—	41,624 (6)	201,044	—	—
	—	—	—	—	—	22,363 (7)	108,013	—	—
	—	—	—	—	—	55,295 (8)	267,075	—	—
Charles A. Casalinova	75,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	10,408 (2)	50,271	—	—
	—	—	—	—	—	9,138 (3)	44,137	—	—
	—	—	—	—	—	20,814 (4)	100,532	—	—
	—	—	—	—	—	5,854 (5)	28,275	—	—
	—	—	—	—	—	31,220 (6)	150,793	—	—
	—	—	—	—	—	16,773 (7)	81,014	—	—
	—	—	—	—	—	41,476 (8)	200,329	—	—
Tom J. Fatjo, III	65,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	10,408 (2)	50,271	—	—
	—	—	—	—	—	7,612 (3)	36,766	—	—
	—	—	—	—	—	20,814 (4)	100,532	—	—
	—	—	—	—	—	5,854 (5)	28,275	—	—
	—	—	—	—	—	31,220 (6)	150,793	—	—
	—	—	—	—	—	16,773 (7)	81,014	—	—
	—	—	—	—	—	41,476 (8)	200,329	—	—
_________

(1)	Determined by multiplying the closing market price of our Common Stock as of December 31, 2010 ($4.83) by the number of shares in the prior column.

(2)
These restricted stock awards were granted on January 8, 2008 under the terms of the NEOs’ respective employment agreements and the Incentive Plan. The first one-third increment of these restricted stock awards vested on January 8, 2009 and the remaining restricted stock awards vest as follows:

Named Executive Officer	1/8/2011
Mr. Fatjo, Jr.	13,876
Mr. Kruszka	13,876
Mr. Casalinova	10,408
Mr. Fatjo, III	10,408

(3)
These restricted stock awards were granted on February 12, 2008 in payment of the incentive compensation earned for 2007 be each of the NEOs under the MIP.  The first one-third increment of these restricted stock awards vested on February 12, 2009 and the remaining restricted stock awards vest as follows:

Named Executive Officer	2/12/2011
Mr. Fatjo, Jr.	13,537
Mr. Kruszka	13,537
Mr. Casalinova	9,138
Mr. Fatjo, III	7,612

(4)
These restricted stock awards were granted on January 8, 2009 under the terms of the NEOs’ respective employment agreements and the Incentive Plan.  The first one-third increment of these restricted stock awards vested on January 8, 2010 and the remaining restricted stock awards vest as follows:

Named Executive Officer	1/8/2011	1/8/2012
Mr. Fatjo, Jr.	13,875	13,875
Mr. Kruszka	13,875	13,875
Mr. Casalinova	10,407	10,407
Mr. Fatjo, III	10,407	10,407

(5)
These restricted stock awards were granted on February 25, 2009 in payment of the incentive compensation earned for 2008 be each of the NEOs under the MIP.  The first one-third increment of these restricted stock awards vested on February 25, 2010 and the remaining restricted stock awards vest as follows:

Named Executive Officer	2/25/2011	2/25/2012
Mr. Fatjo, Jr.	4,336	4,336
Mr. Kruszka	4,336	4,336
Mr. Casalinova	2,927	2,927
Mr. Fatjo, III	2,927	2,927

(6)	These restricted stock awards were granted on January 8, 2010 under the terms of the NEOs’ respective employment agreements and the Incentive Plan and vest as follows:

Named Executive Officer	1/8/2011	1/8/2012	1/8/2013
Mr. Fatjo, Jr.	13,875	13,875	13,874
Mr. Kruszka	13,875	13,875	13,874
Mr. Casalinova	10,407	10,407	10,406
Mr. Fatjo, III	10,407	10,407	10,406

(7)	These restricted stock awards were granted on February 12, 2010 in payment of the incentive compensation earned for 2009 by each of the NEOs under the MIP and vest as follows:

Named Executive Officer	2/12/2011	2/12/2012	2/12/2013
Mr. Fatjo, Jr.	7,454	7,454	7,455
Mr. Kruszka	7,454	7,454	7,455
Mr. Casalinova	5,591	5,591	5,591
Mr. Fatjo, III	5,591	5,591	5,591

(8)	These restricted stock awards were granted on September 28, 2010 under the terms of the NEOs’ respective employment agreements and the Incentive Plan and vest as follows:

Named Executive Officer	9/28/2011	9/28/2012	9/28/2013
Mr. Fatjo, Jr.	18,432	18,432	18,431
Mr. Kruszka	18,432	18,432	18,431
Mr. Casalinova	13,825	13,825	13,826
Mr. Fatjo, III	13,825	13,825	13,826

In 2010, none of the NEOs exercised any of the options previously granted to them, all of which are vested in full.  The following table sets forth certain information regarding vesting of restricted stock held by the NEOs during the year ended December 31, 2010.

Stock Vested In Fiscal Year 2010

Named Executive Officer	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
Tom J. Fatjo, Jr.	59,157	246,801
Jerome M. Kruszka	59,157	246,801
Charles A. Casalinova	43,032	179,429
Tom J. Fatjo, III	39,809	166,009
_________

(1)
Determined by multiplying the number of shares of stock that vested during 2010 by the closing market price of our Common Stock on the respective vesting dates, but excluding any tax obligation incurred in connection with such vesting.

Potential Payments Upon Termination or Change-in-Control

The following summaries set forth potential payments payable to our NEOs upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.  For purposes of the following summaries, dollar amounts are estimates based on salary as of December 31, 2010, benefits paid to the named executive officer in fiscal year 2010 (and any prior years as applicable) and stock and option holdings of the name executive officer as of December 31, 2010.  The summaries assume a price per share of our common stock of $4.83 per share, which was the closing price per share on December 31, 2010, as reported on the NASDAQ Stock Market.  In order to determine the number of shares to be granted in unknown future periods under the remaining term of the employment agreement, the summaries also assume $4.84 per share as the estimated 10-day average stock price, which was the average closing price of our Common Stock for the 10 trading days ending on December 31, 2010.

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

Termination by Us within 24 Months Following a Change in Control.  We shall pay to each NEO, within thirty (30) days after termination (in the event such termination occurs within 24 months of a Change in Control), a lump sum cash payment equal to (a) three times the sum of (i) the NEO’s annual base salary in effect immediately prior to the Change in Control and (ii) the NEO’s average annual bonus, plus (b) any benefit that may be payable under the Incentive Plan or the MIP based on performance achieved as of the date on which NEO’s employment with the Company terminates following a Change in Control.  The average annual bonus shall mean the average annual bonus earned by the affected NEO pursuant to any annual bonus plan in which such NEO participated during any of the three consecutive calendar years ending immediately prior to the year of termination.  Additionally, if an NEO’s employment is terminated within 24 months of a Change in Control, he is also entitled to receive such benefits as may be available under any benefit or similar plans, policies or programs in which the NEO was participating at the time of termination of his employment.

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

Tom Fatjo Jr.

Assuming  that Tom Fatjo Jr.’s employment was terminated under each of these circumstances, or a change in control occurred on December 31, 2010, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,899,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo Jr. or without cause by WCA Waste Corporation	2,417,262 (2)	—	1,328,640 (3)
Involuntary Termination other than for cause within 24 months of a change in control	3,650,308 (4)	—	884,455 (5)
__________

(1)	This amount represents three times the 2010 base salary for Mr. Fatjo.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2010; (b) the maximum award for which Mr. Fatjo was eligible in 2010 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2010; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2010.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2010 ($4.83).

(4)
This amount represents the sum of (a) three times the sum of Mr. Fatjo’s base salary ($633,000) and average annual bonus over the prior three calendar years ($303,097) and (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Fatjo for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”).  Restricted Stock Awards are awarded annually to Mr. Fatjo equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Fatjo in the event of his termination following a Change in Control.  It is ambiguous under the terms of the NEO employment agreements whether the CIC Restricted Stock Award amount is includable in the cash severance amount payable to the respective NEOs in the event of his termination following a Change in Control.  In the event of a Change in Control, the ambiguity with respect to the CIC Restricted Stock Award will be mutually resolved.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Fatjo’s annual base salary for 2009 of $395,430 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.  If it is determined that the CIC Restricted Stock Award is not includable in the cash severance amount for each of the three years, the total Cash Severance would be reduced to $2,859,448.

(5)
As of December 31, 2010, Mr. Fatjo held 183,117 shares of unvested restricted stock.  The value of accelerated unvested restricted stock was calculated by multiplying 183,117 shares underlying Mr. Fatjo’s unvested restricted stock by $4.83 (our closing price per share on December 31, 2010).

Jerome M. Kruszka

Assuming  that Jerome M. Kruszka’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2010, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,899,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Kruszka or without cause by WCA Waste Corporation	2,396,898 (2)	—	1,344,237 (3)
Involuntary Termination other than for cause within 24 months of a change in control	3,687,705 (4)	—	907,852 (5)
__________

(1)	This amount represents three times the 2010 base salary for Mr. Kruszka.

(2)
This amount represents three times the sum of (a) Mr. Kruszka’s annual base salary for 2010; (b) the maximum award for which Mr. Kruszka was eligible in 2010 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2010; and (d) the health insurance premiums made for Mr. Kruszka’s benefit in 2010.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2010 ($4.83).

(4)
This amount represents the sum of (a) three times the sum of Mr. Kruszka’s base salary ($633,000) and average annual bonus over the prior three calendar years ($318,922) and (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Kruszka for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Kruszka for performance achieved in 2010 but which was paid in February 2011.  Restricted Stock Awards are awarded annually to Mr. Kruszka equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Kruszka in the event of his termination following a Change in Control.  It is ambiguous under the terms of the NEO employment agreements whether the CIC Restricted Stock Award amount is includable in the cash severance amount payable to the respective NEOs in the event of his termination following a Change in Control.  In the event of a Change in Control, the ambiguity with respect to the CIC Restricted Stock Award will be mutually resolved.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Kruszka’s annual base salary for 2009 of $395,430 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.  If it is determined that the CIC Restricted Stock Award is not includable in the cash severance amount for each of the three years, the total Cash Severance would be reduced to $2,896,845.

(5)
This amount represents 183,117 shares of unvested restricted stock held by Mr. Kruszka as of December 31, 2010 and 4,844 shares of the MIP award earned by Mr. Kruszka for performance achieved in 2010 but which was paid in restricted shares of our Common Stock in February 2011.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2010 was calculated by multiplying 187,961 shares underlying Mr. Kruszka’s unvested restricted stock by $4.83 (our closing price per share on December 31, 2010).

Charles A. Casalinova

Assuming  that Charles A. Casalinova’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2010, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,425,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Casalinova or without cause by WCA Waste Corporation	1,824,762 (2)	—	1,008,042 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,821,908 (4)	—	684,614 (5)
__________

(1)	This amount represents three times the 2010 base salary for Mr. Casalinova.

(2)
This amount represents three times the sum of (a) Mr. Casalinova’s annual base salary for 2010; (b) the maximum award for which Mr. Casalinova was eligible in 2010 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2010; and (d) the health insurance premiums made for Mr. Casalinova’s benefit in 2010.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2010 ($4.83).

(4)
This amount represents the sum of (a) three times the sum of Mr. Casalinova’s base salary ($475,000) and average annual bonus over the prior three calendar years ($240,955) and (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Casalinova for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Casalinova for performance achieved in 2010 but which was paid in February 2011.  Restricted Stock Awards are awarded annually to Mr. Casalinova equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Casalinova in the event of his termination following a Change in Control.  It is ambiguous under the terms of the NEO employment agreements whether the CIC Restricted Stock Award amount is includable in the cash severance amount payable to the respective NEOs in the event of his termination following a Change in Control.  In the event of a Change in Control, the ambiguity with respect to the CIC Restricted Stock Award will be mutually resolved.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Casalinova’s annual base salary for 2009 of $296,599 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.  If it is determined that the CIC Restricted Stock Award is not includable in the cash severance amount for each of the three years, the total Cash Severance would be reduced to $2,228,710.

(5)
This amount represents 135,683 shares of unvested restricted stock held by Mr. Casalinova as of December 31, 2010 and 6,059 shares of the MIP award earned by Mr. Casalinova for performance achieved in 2010 but which was paid in restricted shares of our Common Stock in February 2011.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2010 was calculated by multiplying 141,742 shares underlying Mr. Casalinova’s unvested restricted stock by $4.83 (our closing price per share on December 31, 2010).

Tom Fatjo, III

Assuming  that Tom Fatjo, III’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2010, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,425,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo, III or without cause by WCA Waste Corporation	1,820,637 (2)	—	1,000,671 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,821,908 (4)	—	677,243 (5)
__________

(1)	This amount represents three times the 2010 base salary for Mr. Fatjo, III.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2010; (b) the maximum award for which Mr. Fatjo was eligible in 2010 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2010; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2010.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 31, 2010 ($4.83).

(4)
This amount represents the sum of (a) three times the sum of Mr. Fatjo’s base salary ($475,000) and average annual bonus over the prior three calendar years ($240,955) and (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Fatjo for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Fatjo for performance achieved in 2010 but which was paid in February 2011.  Restricted Stock Awards are awarded annually to Mr. Fatjo equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Fatjo in the event of his termination following a Change in Control.  It is ambiguous under the terms of the NEO employment agreements whether the CIC Restricted Stock Award amount is includable in the cash severance amount payable to the respective NEOs in the event of his termination following a Change in Control.  In the event of a Change in Control, the ambiguity with respect to the CIC Restricted Stock Award will be mutually resolved.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Fatjo’s annual base salary for 2009 of $296,599 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.  If it is determined that the CIC Restricted Stock Award is not includable in the cash severance amount for each of the three years, the total Cash Severance would be reduced to $2,228,710.

(5)
This amount represents 134,157 shares of unvested restricted stock held by Mr. Fatjo as of December 31, 2010 and 6,059 shares of the MIP award earned by Mr. Fatjo for performance achieved in 2010 but which was paid in restricted shares of our Common Stock in February 2011.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2010 was calculated by multiplying 140,216 shares underlying Mr. Fatjo’s unvested restricted stock by $4.83 (our closing price per share on December 31, 2010).

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

Owners of More Than 5% of Common Stock and Preferred Stock

Based solely upon filings made with the SEC, the following persons are the only persons known by us to own beneficially more than 5% of the outstanding shares of Common Stock as of April 25, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class of Preferred Stock (1)
Ares Corporate Opportunities Fund II, L.P. (2)	9,836,682 (2)	29.3%	936,647 (2)	100.0%
Dimensional Fund Advisors LP (3)	1,388,270	5.8%	—	—
EWS Holdings, LLC (4)	2,409,639	10.2%	—	—
Don A. Sanders (5)	1,372,921	5.8%	—	—
Joseph E. LoConti and Group Members (6)
Joseph E. LoConti (6)	1,942,093	8.2%	—	—
Daniel J. Clark (6)	963,977	4.1%	—	—
Patricia A. Skoda, Trustee, Patricia A. Skoda Revocable Trusts (6)	470,702	2.0%	—	—
__________

(1)
Other than the beneficial ownership of Common Stock by ACOF II, which percentage amount is presented on a fully-converted basis, all other beneficial ownership percentages are based on 23,735,930 shares of Common Stock and 936,647 shares of Preferred Stock outstanding as of April 25, 2011.  For additional information regarding the Preferred Stock, please see “Additional Terms of the Preferred Stock” below.

(2)
The following information is based on information provided to the Company by ACOF II and certain affiliated entities.  The general partner of ACOF II is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II is ACOF Operating Manager II, L.P. (“ACOF Operating Manager II”).  ACOF Operating Manager II is indirectly controlled by Ares Management LLC (“Ares Management”), which, in turn, is indirectly controlled by Ares Partners Management Company LLC.  Each of the foregoing entities (collectively and together with Ares Management, the “Ares Entities”) and the partners, members and managers thereof, other than ACOF II, disclaims beneficial ownership of the shares of the Company’s securities owned by ACOF II, except to the extent of any pecuniary interest therein. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

Shares reported include 39,970, 14,706, 12,632 and 12,632 shares held of record for the benefit of the Ares Entities by Jeffrey S. Serota, Ryan Berry, Anthony P. Ressler and Jeffrey B. Schwartz, respectively.  Messrs. Serota and Berry have been designated to serve on the Board of Directors by ACOF II.  Mr. Ressler is associated with the Ares Entities and previously served on the Board of Directors as a director designee of ACOF II.  Mr. Schwartz was previously associated with the Ares Entities and previously served on the Board of Directors as a director designee of ACOF II.  Pursuant to the policies of the Ares Entities, each of Messrs. Serota, Berry, Ressler and Schwartz holds these shares of our Common Stock as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights in respect of such shares to Ares Management.  Accordingly, Messrs. Serota, Berry, Ressler and Schwartz each disclaim beneficial ownership of these shares.

(3)
Based on the Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors LP has sole voting power with respect to 1,377,944 shares of Common Stock and sole dispositive power with respect to 1,388,270 shares of Common Stock.  The address for Dimensional Fund Advisors LP is 6300 Bee Caves Road, Austin, TX 78746.

(4)
Based on the Schedule 13G filed with the SEC on March 11, 2011.  Waste Recyclers Holdings, LLC is the sole member of EWS Holdings, LLC and may be deemed to indirectly beneficially own the shares of Common Stock owned directly by EWS Holdings, LLC.  The address for EWS Holdings, LLC and Waste Recyclers Holdings, LLC is 200 Park Avenue, 7th Floor, New York City, NY 10116.

(5)
Based on the Schedule 13G/A filed with the SEC on February 7, 2011.   Includes (i) 152,097 shares owned by Sanders Opportunity Fund, L.P. and 446,452 shares owned by Sanders Opportunity Fund (Institutional), L.P., for each of which Mr. Sanders serves as chief investment officer and as manager of the general partner of such funds, of which shares Mr. Sanders has disclaimed beneficial ownership in excess of his pecuniary interest; (ii) 580,997 shares held in a client brokerage account over which Mr. Sanders has shared dispositive powers, of which shares Mr. Sanders has disclaimed beneficial ownership; and (iii) 20,000 shares held by a trust for which Mr. Sanders serves as a co-trustee.  The address for Mr. Sanders is 600 Travis, Suite 5800, Houston, TX 77002.

(6)
Except with respect to Daniel J. Clark, the information in the table above and the following information is based solely on Amendment No. 4 to the Schedule 13D filed with the SEC on September 3, 2010.  Joseph E. LoConti has sole voting and dispositive power with respect to 1,942,093 shares of Common Stock.  Daniel J. Clark has sole voting and dispositive power with respect to 949,271 shares of Common Stock.  Patricia A. Skoda, as Trustee of the Patricia A. Skoda Revocable Trust, has shared voting and dispositive power with respect to 451,813 shares of Common Stock held by the trust and may be deemed to have shared voting and dispositive power over 18,889 shares of Common Stock held by Gregory J. Skoda Trust, of which Patricia J. Skoda’s husband is trustee.  Mr. Skoda may also be deemed to have shared voting and dispositive power over the shares of Common Stock held by Mrs. Skoda’s trust.  Mr. Clark’s beneficial ownership includes 14,706 restricted shares of Common Stock granted to him as a non-employee director under the Incentive Plan.  We have not included in the shares beneficially owned by Daniel J. Clark and Patricia A. Skoda, Trustee 777,778 shares of Common Stock (the “Clark and Skoda Earn-Out Shares”) that may be issued to Live Earth Funding LLC upon the satisfaction of certain earn-out conditions set forth in an Equity Interest and Asset Purchase Agreement dated December 9, 2009, among WCA Waste Corporation, Live Earth LLC and certain other entities.  Mr. Clark and Mr. Skoda, as Trustee, have an ownership interest and voting discretion as members of Live Earth Funding LLC, and as such may be deemed to beneficially own the Clark and Skoda Earn-Out Shares.  The address for Mr. LoConti and the other members of the group is 6140 Parkland Boulevard, Suite 300, Mayfield Heights, OH 44124.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Tom J. Fatjo, Jr. (2)	1,172,571	4.9%
Jerome M. Kruszka (3)	850,088	3.6%
Charles A. Casalinova (4)	493,226	2.1%
Tom J. Fatjo, III (5)	622,322	2.6%
Daniel J. Clark (6)	963,977	4.1%
Richard E. Bean (7)	165,431	*
Roger A. Ramsey (7)	70,286	*
Preston Moore, Jr.	83,336	*
Honorable John V. Singleton	39,970	*
Jeffrey S. Serota (8)	39,970	*
Ryan Berry (9)	14,706	*
All directors and executive officers as a group (11 persons)	4,453,609	18.8%
__________

*	Represents beneficial ownership of less than 1%.

(1)	Percent of shares beneficially owned is based on 23,735,930 shares of Common Stock outstanding as of April 25, 2011.

(2)
Includes: (a) 98,368 shares owned by Tom J. Fatjo, Jr. Trust; (b) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (c) 12,296 shares owned by Channing Fatjo 1998 Gift Trust. Mr. Fatjo, Jr. is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including shares of Common Stock.  Also includes: (w) 211,491 shares owned by Fatjo WCA Partners, L.P., a limited partnership, controlled by Mr. Fatjo, Jr.; (x) 221,472 shares owned by FFAP, Ltd., a limited partnership, the sole general partner of which is a corporation controlled by Mr. Fatjo, Jr. (“FFAP”); and (y) 100,000 shares underlying options currently exercisable.  Mr. Fatjo, Jr. disclaims beneficial ownership of the securities held by Fatjo WCA Partners, L.P. and FFAP except to the extent of his pecuniary interest therein.  Includes 196,864 shares of restricted Common Stock that will not be vested within 60 days of April 25, 2011.  Mr. Fatjo, Jr. has voting power over such unvested shares of restricted stock.

(3)
Includes 100,000 shares underlying options currently exercisable.  Includes 201,708 shares of restricted Common Stock that will not be vested within 60 days of April 25, 2011.  Mr. Kruszka has voting power over such unvested shares of restricted stock.

(4)
Includes 75,000 shares underlying options currently exercisable.  Includes 153,395 shares of restricted Common Stock that will not be vested within 60 days of April 25, 2011.  Mr. Casalinova has voting power over such unvested shares of restricted stock.

(5)
Includes: (a) 3,074 shares owned by Thomas J. Fatjo, IV Descendant’s Trust; (b) 3,074 shares owned by Berkeley E. Fatjo Descendant’s Trust; (c) 3,074 shares owned by Travis C. Fatjo Descendant’s Trust; (d) 3,074 shares owned by Justin D. Ruud Descendant’s Trust; (e) 3,074 shares owned by Landon C. Ruud Descendant’s Trust; (f) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (g) 12,296 shares owned by Channing Fatjo 1998 Gift Trust.  Mr. Fatjo, III is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including their shares of Common Stock.  Also includes: (v) 3,000 shares held by Tom J. Fatjo, III IRA; (w) 11,510 shares held by Mr. Fatjo, III as a limited partner of FFAP; (x) 26,172 shares held by Mr. Fatjo, III as a limited partner of Fatjo WCA Partners, L.P.; and (y) 65,000 shares underlying options currently exercisable.  Includes 153,395 shares of restricted Common Stock that will not be vested within 60 days of April 25, 2011.  Mr. Fatjo, III has voting power over such unvested shares of restricted stock.

(6)
Does not include shares over which Mr. Clark shares voting and dispositive power that he may be deemed to beneficially own as a member of Live Earth Funding LLC.  For additional information, please see above “Security Ownership of Certain Beneficial Owners and Management – Owners of More Than 5% of Common and Preferred Stock.”  Includes 14,706 restricted shares of Common Stock granted to Mr. Clark as a non-employee director under the Incentive Plan, which restricted shares will not be vested within 60 days of April 25, 2011.

(7)	Includes 20,000 shares underlying options currently exercisable.

(8)
Mr. Serota is a Senior Partner in the Private Equity Group of Ares Management, which indirectly controls ACOF II.  Mr. Serota disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein and further disclaims beneficial ownership of 39,970 shares for which he is the record holder of, but has assigned all economic, pecuniary and voting rights to, Ares Management.

(9)
Mr. Berry is a Vice President of Ares Management, which indirectly controls ACOF II.  Mr. Berry disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein and further disclaims beneficial ownership of 14,706 shares for which he is the record holder of, but has assigned all economic, pecuniary and voting rights to, Ares Management.

Equity Compensation Plans

We maintain one equity compensation plan, the Incentive Plan, under which we may issue stock options, restricted stock awards and performance awards to employees, directors, and other key persons.  This plan was approved by our shareholders.  The Company does not maintain any retirement or pension benefit plans for its executive officers.

The following table provides information as of December 31, 2010, on this plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,450,138	9.52	633,197
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,450,138	9.52	633,197
__________

(1)	Consists of the Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth in the following paragraphs, we are not aware of any transactions since the beginning of 2010 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our Common Stock or Preferred Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest. Except as otherwise noted and as applicable, we believe that each transaction described below is, or was, as the case may be, on terms at least as favorable to us as we would expect to negotiate with an unaffiliated party.

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

Business Combinations with Interested Stockholders

WCA to Joseph E. LoConti (300,611 shares), Daniel J. Clark (141,000 shares), the Patricia A. Skoda Revocable Trust (the “Skoda Trust”), of which Patricia A. Skoda is trustee, are non-managing members of Live Earth LLC (“Live Earth”), as is Mrs. Skoda’s husband, Greg Skoda.  On December 31, 2009, we acquired all of the equity interests of the four operating subsidiaries of Live Earth and certain of its assets.  The consideration that we paid for the Live Earth acquisition consisted of $2,000,000 in cash, the repayment of $19.7 million of debt (which includes the use of $900,000 of working capital), the issuance of 3,555,556 shares of our Common Stock and the potential future issuance of up to 2,000,000 shares of common stock (the “Earn-Out Shares”) which are subject to certain earn-out provisions.  The earn-out payments are based on the achievement of specified EBITDA targets with respect to the acquired business for any four consecutive fiscal quarters from January 1, 2010 to December 31, 2012 as described in the Live Earth acquisition agreement.  If on or before December 31, 2012, the acquired business achieves $6.25 million in EBITDA for any four consecutive fiscal quarters, then 1,555,556 of the Earn-Out Shares will be issued subject to the terms of the Live Earth acquisition agreement.  If on or before December 31, 2012, the acquired business achieves $7.0 million in EBITDA for any four consecutive fiscal quarters, then 444,444 of the Earn-Out Shares will be issued subject to the terms of the Agreement.  Up to 777,778 of the Earn-Out Shares are issuable to Live Earth Funding LLC, in which Messrs. Clark and Skoda through his trust have an ownership interest.

On October 25, 2009, prior to the transaction disclosed above Messrs. LoConti, Clark and Skoda entered into a letter agreement with WCA Waste Corporation with respect to their desire to enter into the transaction with one of our former affiliates, pursuant to which they, as a group, would become beneficial owners of more than 15% of the outstanding WCA Common Stock.  The letter agreement approved the transaction solely for the purposes of Section 203(a)(1) of the Delaware General Corporation Law (the “DGCL”), in order to provide that the restrictions on business combinations with interested stockholders set forth in Section 203 of the DGCL shall not apply to transactions between us and Messrs. LoConti, Clark and Skoda.

Stockholders’ Agreement

In connection with the Live Earth acquisition, we entered into a Stockholders’ Agreement with Messrs. LoConti, Clark and Skoda and the Skoda Trust (collectively, the “Stockholders”) on January 15, 2010 (the “Stockholders’ Agreement”).  The Stockholders’ Agreement provides that, unless approved by a majority of the members of the Board, the Stockholders will not, subject to certain exclusions, acquire more than 30% of any class of our voting securities (the “Maximum Ownership Limitation”) or sell or transfer shares of our common stock representing more than 10% of our common stock in any single transaction or series of related transactions to any person or entity.  In addition, the Stockholders have agreed to vote their shares of our voting stock at all meetings of our stockholders and shall vote such shares in a manner recommended by the majority of the members of our Board.

The obligations of the Stockholders under the Stockholders’ Agreement, other than the Maximum Ownership Limitation, terminate in the event that either Tom Fatjo, Jr. or Jerome M. Kruszka are no longer serving as our chief executive officer and president, respectively.  In addition, the Stockholders’ Agreement will terminate on the earlier of (i) January 15, 2015 or (ii) the 180th day after the date on which the Messrs. LoConti, Clark and Skoda and the Skoda Trust collectively own voting securities representing less than 5% of the outstanding voting power represented by all of our voting securities then outstanding.

Performance Bonds

Mr. LoConti, Mr. Clark and other members of Live Earth LLC and Live Earth Funding, LLC are members, officers or otherwise related to Evergreen Indemnity Company (“Evergreen”).  Evergreen issues substantially all of the closure and post-closure bonds that provide the required financial assurance for WCA’s obligations with respect to our landfill and transfer station operations, as well as certain other financial assurance instruments such as performance bonds with respect to our municipal waste collection contracts.  In connection therewith, WCA has paid the following amounts to Evergreen for the last two fiscal years: $1,359,000 for the year ended December 31, 2009 and $1,687,000 for the year ended December 31, 2010.  Mr. Clark was not a member of our Board until January 2010.  We have had a vendor relationship with Evergreen pre-dating Messrs. Clark and LoConti’s ownership of our common stock.

Policies and Procedures with Respect to Related Party Transactions

While the Company has not adopted written procedures for review of, or written standards for approval of, related party transactions, the policies and procedures followed are evidenced by the Audit Committee charter, memoranda, and documentation of review and approvals of any such transactions.

Affirmative Determinations Regarding Director Independence

Under applicable NASDAQ and SEC requirements, (i) we are required to have a majority of independent directors and (ii) all of the members of each committee, including our audit and compensation committees, must be independent.  The Board of Directors has affirmatively determined that each of Richard E. Bean, Preston Moore, Jr., Roger A. Ramsey, Daniel J. Clark and Honorable John V. Singleton is an “independent director” as such term is defined in NASDAQ Marketplace Rule 4200(a)(15).  If all nominees are elected at the Annual Meeting, Messrs. Bean, Moore and Ramsey will be the sole members of the Audit Committee and Messrs. Bean, Clark and Ramsey will be the sole members of the Compensation Committee.  The Board of Directors has also affirmatively determined that each such member of these committees satisfies the independence requirements applicable to audit and compensation committees as prescribed by the NASDAQ Marketplace Rules and the rules and regulations of the SEC.  Messrs. Fatjo, Jr. and Kruszka are not “independent directors” because they are our chairman of the board and chief executive officer and president and chief operating officer, respectively.  A majority of the members of the Board of Directors has determined that Messrs. Berry and Serota are not independent due to their affiliation with ACOF II.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by the Independent Auditors

KPMG LLP, an independent registered public accounting firm, has served as our independent auditors since 2000 and audited our consolidated financial statements for the year ended December 31, 2010.  KPMG LLP has billed WCA Waste Corporation the aggregate fees set forth in the table below for 2010 and 2009.

	2010	2009
Audit Fees (1)	$ 885,500	$ 825,000
Audit-Related Fees (2)	—	100,000
Tax Fees	—	—
All Other Fees	—	—
Total	$ 885,500	$ 925,000
__________

(1)
These represent the aggregate fees billed for professional services rendered by KPMG LLP for the audit of WCA Waste’s interim condensed consolidated annual financial statements for the years ended December 31, 2010 and 2009 and reviews of the consolidated financial statements included in WCA Waste’s quarterly reports on Form 10-Q for the years then ended and the audit of internal control over financial reporting of WCA Waste as of December 31, 2010.

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

The Audit Committee Charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC.  No such services provided in 2009 or 2010 were pre-approved pursuant to any such exceptions.

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

Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	May 2, 2011
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	May 2, 2011
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	May 2, 2011
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	May 2, 2011
Joseph J. Scarano, Jr.	(Principal Accounting Officer)

*	Director	May 2, 2011
Richard E. Bean

*	Director	May 2, 2011
Ryan Berry

*	Director	May 2, 2011
Daniel J. Clark

*	Director	May 2, 2011
Preston Moore Jr.

*	Director	May 2, 2011
Roger A. Ramsey

*	Director	May 2, 2011
Jeffrey S. Serota

*	Director	May 2, 2011
Honorable John V. Singleton

By:	/s/ Tom J. Fatjo, Jr.	Attorney-in-Fact	May 2, 2011
Tom J. Fatjo, Jr.