Form 10-Q
period 2011-06-30
WCA WASTE CORP
filed 2011-08-08
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or
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

As of August 5, 2011, there were 23,721,398 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

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

Our business is capital intensive and depends on our ability to generate sufficient cash flow from operations and, from time to time, to access our credit facility or other capital sources, each of which is subject to various risks and uncertainties including, but not limited to, the following:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,717	$2,763
Accounts receivable, net of allowance for doubtful accounts of $229 (unaudited) and $482, respectively	35,533	26,113
Deferred tax assets	3,436	3,436
Prepaid expenses and other	4,881	3,962
Total current assets	48,567	36,274

Property and equipment, net of accumulated depreciation and amortization of $173,854 (unaudited) and $159,146, respectively	332,095	320,564
Goodwill, net	101,329	71,578
Intangible assets, net	16,398	7,891
Deferred financing costs, net	6,912	3,210
Other assets	256	345
Total assets	$505,557	$439,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,565	$13,131
Accrued liabilities and other	16,660	13,921
Note payable	423	1,251
Current maturities of long-term debt	—	500
Total current liabilities	34,648	28,803

Long-term debt, less current maturities and discount	279,606	232,571
Accrued closure and post-closure liabilities	12,530	11,571
Deferred tax liabilities	289	1,399
Other long-term liabilities	1,790	1,789
Total liabilities	328,863	276,133

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 937 shares and 914 shares, respectively (liquidation preference $96,006)	9	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 24,799 shares and 21,684 shares	248	217
Treasury stock, 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	217,274	199,627
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(38,740)	(34,027)
Total stockholders’ equity	176,694	163,729
Total liabilities and stockholders’ equity	$505,557	$439,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$73,279	$60,295	$131,267	$112,602
Expenses:
Cost of services	53,858	43,264	97,073	81,403
Depreciation and amortization	8,532	7,771	15,900	15,059
General and administrative (including stock-based compensation of $560, $330, $1,078 and $726, respectively)	3,427	2,586	7,200	5,818
Gain on sale of assets	(31)	(880)	(58)	(889)
	65,786	52,741	120,115	101,391
Operating income	7,493	7,554	11,152	11,211

Other income (expense):
Interest expense, net	(5,412)	(4,687)	(10,376)	(9,379)
Write-off of deferred financing costs	(157)	(184)	(157)	(184)
Loss on early extinguishment of debt	(4,075)	—	(4,075)	—
Impact of interest rate swap	—	68	—	(184)
	(9,644)	(4,803)	(14,608)	(9,747)

Income (loss) before income taxes	(2,151)	2,751	(3,456)	1,464
Income tax (provision) benefit	280	(1,429)	1,074	(890)
Net income (loss)	(1,871)	1,322	(2,382)	574
Accrued payment-in-kind dividend on preferred stock	(1,170)	(1,112)	(2,331)	(2,220)
Net income (loss) available to common stockholders	$(3,041)	$210	$(4,713)	$(1,646)

Net income (loss) available to common stockholders:
Earnings per share — basic	$(0.13)	$0.01	$(0.22)	$(0.08)

Earnings per share — diluted	$(0.13)	$0.01	$(0.22)	$(0.08)

Weighted average shares outstanding — basic	22,650	19,580	21,750	19,552

Weighted average shares outstanding — diluted	22,650	19,735	21,750	19,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(2,382)	$574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,900	15,059
Non-cash compensation charge	1,078	726
Amortization of deferred financing costs	705	655
Write-off of deferred financing costs	157	184
Loss on early extinguishment of debt	4,075	—
Deferred tax provision (benefit)	(1,074)	890
Accretion expense for closure and post-closure obligations	493	561
Gain on sale of assets	(58)	(889)
Unrealized gain on interest rate swap	—	(3,866)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,420)	(3,543)
Prepaid expenses and other	(1,913)	469
Accounts payable and other liabilities	6,277	1,578
Net cash provided by operating activities	13,838	12,398

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(37,985)	—
Proceeds from sale of assets	156	2,306
Capital expenditures	(11,983)	(10,248)
Net cash used in investing activities	(49,812)	(7,942)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	—
Early repayment of senior notes	(103,918)	—
Principal payments on long-term debt	(500)	(500)
Net change in revolving line of credit	(27,000)	—
Excess tax benefit associated with equity-based compensation	35	—
Deferred financing costs	(5,689)	(1,133)
Net cash provided by (used in) financing activities	37,928	(1,633)

Net change in cash and cash equivalents	1,954	2,823
Cash and cash equivalents at beginning of period	2,763	4,329
Cash and cash equivalents at end of period	$4,717	$7,152

Supplemental cash flow information:
Interest paid	$11,945	$8,509
Interest rate swap paid	—	4,075
Income taxes paid	476	515
Income tax refund received	335	—

Non-cash investing and financing activities:
Common stock issued for acquisition	$14,651	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tables in thousands, except per share data)

1. BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

WCA Waste Corporation (“WCA” or the “Company”) is a vertically integrated, non-hazardous solid waste collection and disposal company.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K filed with the SEC on March 10, 2011 which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010.  The unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, that operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the annual report on Form 10-K.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  ASU 2011-04 is to be applied prospectively.  This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.”  ASU 2011-05 amends current guidance on reporting comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. ACQUISITIONS

Effective January 1, 2011, the Company acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, Inc.  The Company paid cash consideration of approximately $1.9 million to IESI Corporation for all of the capital stock of IESI OK Corporation.  On February 11, 2011, the Company entered into an operating agreement and an option to purchase Stoughton Recycling Technologies, LLC (“SRT”) in Stoughton, Massachusetts.  The consideration for this transaction included $3.0 million of cash and 406,669 shares of the Company’s common stock valued at $2.0 million.  On February 28, 2011, the Company acquired certain assets of Emerald Waste Services (“Emerald Waste”) located in Central Florida pursuant to an amended equity interest purchase agreement.  The total consideration for this acquisition included approximately $33.1 million of cash and 2,409,639 shares of the Company’s common stock valued at $12.7 million.

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

	Six Months Ended
	June 30,
	2011	2010
Revenue	$136,407	$128,062
Net loss available to common stockholders	$(4,321)	$(509)

Earnings (loss) per share:
Basic	$(0.20)	$(0.02)
Diluted	$(0.20)	$(0.02)

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  As of June 30, 2011, there were approximately 335,000 remaining shares of the Company’s common stock authorized for issuance under the Incentive Plan.

During the three and six months ended June 30, 2011, 76,528 and 375,950 restricted shares of the Company’s common stock were granted to certain of the Company’s officers and directors with an aggregate market value of $0.4 million and $1.9 million on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	1,020	$4.68		959	$4.62
Granted	77	5.66		376	5.13
Vested	(37)	4.32		(275)	4.80
Forfeited	—	—		—	—
Unvested at June 30, 2011	1,060	$4.76	2.09	1,060	$4.76	2.09

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	491	$9.52		491	$9.52
Grants	—	—		—	—
Forfeitures	—	—		—	—
Outstanding at June 30, 2011	491	$9.52	3.00	491	$9.52	3.00

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of June 30, 2011, there was no intrinsic value as of June 30, 2011.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

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

The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(1,871)	$1,322	$(2,382)	$574
Accrued payment-in-kind dividend on preferred stock	(1,170)	(1,112)	(2,331)	(2,220)
Net income (loss) available to common stockholders	$(3,041)	$210	$(4,713)	$(1,646)

Denominator:
Weighted average basic shares outstanding	22,650	19,580	21,750	19,552
Dilutive effect of restricted share issuances	—	155	—	—
Weighted average diluted shares outstanding	22,650	19,735	21,750	19,552

Earnings (loss) per share:
Basic	$(0.13)	$0.01	$(0.22)	$(0.08)
Diluted	$(0.13)	$0.01	$(0.22)	$(0.08)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Stock options	491	511	491	511
Restricted shares	1,060	57	1,060	561
Convertible preferred stock	9,965	9,485	9,892	9,415
Convertible debt	154	154	154	154
	11,670	10,207	11,597	10,641

5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
Senior notes, with interest rate of 9.25%, due in June 2014	$49,031	$150,000
Senior notes, with interest rate of 7.50%, due in June 2019	175,000	—
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (2.82% at June 30, 2011 and December 31, 2010)	54,000	81,000
Seller note, with two installments of $500 due on January 15, 2010 and 2011	—	496
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	279,606	233,071
Less current maturities	—	500
	$279,606	$232,571

9.25% Senior Notes Due 2014

On June 7, 2011, the Company accepted for purchase and payment of $101.0 million aggregate principal amount (or approximately 67.3%) of its 9.25% senior notes due 2014 (the “2014 Notes”) that were validly tendered and not validly withdrawn, pursuant to its previously announced tender offer and consent solicitation, which commenced on May 23, 2011.  Total payments of approximately $108.4 million associated with the tender offer included tender offer consideration, consent payment, accrued and unpaid interest and related transaction costs.  On June 8, 2011, the Company elected to redeem all remaining outstanding 2014 Notes (the “Redeemed Notes”) and instructed the Trustee to provide the requisite notice of redemption to holders of the Redeemed Notes.  The tender offer for the 2014 Notes expired on June 21, 2011 and $49.0 million principal amount of the Redeemed Notes remained outstanding as of June 30, 2011.

The Company completed the redemption of all of the Redeemed Notes on July 8, 2011 (the “Redemption Date”).  The redemption price for the Redeemed Notes was 102.313% of the $49.0 million principal amount, plus accrued and unpaid interest (the “Redemption Price”), resulting in a payment of $50.5 million.  Following payment of the Redemption Price on the Redemption Date, there are no Redeemed Notes outstanding.

As of June 30, 2011, the Company incurred $4.1 million loss on early extinguishment of debt associated with the tender and payment of the 2014 Notes, which consisted of $1.1 million write-off of deferred financing costs in proportion to the principal amount of the 2014 Notes tendered and $3.0 million related to payments of tender offer consideration, consent payment and transaction costs in excess of the principal amount tendered.  Subsequently in July 2011, the Company incurred additional loss on early extinguishment of debt of approximately $1.7 million, which included $0.6 million write-off of remaining unamortized deferred financing costs associated with the Redeemed Notes.

As of June 30, 2011, the fair value of the Redeemed Notes, based on quoted market prices, was approximately $50.4 million compared to a carrying amount of $49.0 million.

7.50% Senior Notes Due 2019

On June 7, 2011, the Company issued the senior notes maturing on June 15, 2019 (the “2019 Notes”), which bear interest at 7.50% per annum on the principal amount of $175 million from June 7, 2011, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2011.  The 2019 Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness and senior to any of the Company’s existing and future subordinated indebtedness.  The 2019 Notes will be effectively subordinated to any existing or future secured indebtedness, to the extent of the assets securing such indebtedness.

The 2019 Notes were issued under the indenture, by and among the Company, the Guarantors named in the indenture and BOKF, NA dba Bank of Texas, as trustee, and are guaranteed by the Guarantors.  The guarantees are senior unsecured obligations of the Guarantors.  The guarantees rank equally with all existing and future senior unsecured indebtedness of the Guarantors and senior to any existing and future subordinated indebtedness of the Guarantors.  The guarantees are effectively subordinated to any existing or future secured indebtedness of the Guarantors to the extent of the assets securing such indebtedness.

The 2019 Notes are guaranteed by all of the Company’s current and future subsidiaries.  These guarantees are full, unconditional and joint and several.  In addition, the Company has no non-guarantor subsidiaries and no independent assets or operations outside of its ownership of the subsidiaries.  There are no restrictions on the subsidiaries to transfer funds intra-company through dividends or otherwise.

The Company may, at its option, redeem all or part of the 2019 Notes, at any time on or after June 15, 2014, at fixed redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to the date of redemption.  The Company may also, at its option, redeem all or part of the 2019 Notes, at any time prior to June 15, 2014, at a “make-whole” price set forth in the indenture, plus accrued and unpaid interest as liquidated damages, if any, to the date of redemption.  At any time, which may be more than once, before June 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.5% of the par value of the 2019 Notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, as long as it redeems the 2019 Notes within 180 days of completing the equity offering and at least 65% of the aggregate principal amount of the 2019 Notes issued remains outstanding after the redemption.

The Company incurred approximately $4.4 million of financing costs associated with the 2019 Notes.  As of June 30, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $174.1 million compared to a carrying amount of $175 million.

Bank Revolving Credit Facility

On May 25, 2011, the Company, Comerica Bank, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between the Company, Comerica Bank as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes the Company to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the aggregate revolving credit commitments under the Credit Agreement may be increased at the Company’s request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond and revolver refinancings evidenced by the Purchase Agreement for the 2019 Notes (and the related tender offer for the Company’s senior notes due 2014) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

The Amendment was made and entered into at the Company’s request in order to allow for the Company to consummate the issuance of the 2019 Notes and to provide greater financial flexibility and access to the senior credit facility extended to the Company under the Credit Agreement.

The Company incurred $1.3 million of financing costs associated with the Amendment.  In addition, the Company wrote off $0.2 million of deferred financing costs in proportion to reduced commitments from the original participating lenders.

As of June 30, 2011, there were $54.0 million outstanding under the Credit Agreement and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $133.9 million in available capacity.  With $4.7 million cash on hand at June 30, 2011, the total capacity was approximately $138.6 million.  The carrying amount of the Company’s revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  The fair value of the Company’s debt is determined as of its balance sheet date and is subject to change.

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

As of June 30, 2011, the fair value of the Company’s remaining outstanding 9.25% senior notes due 2014, based on quoted market prices (Level 1), was approximately $50.4 million compared to a carrying amount of $49.0 million.  The fair value of the Company’s 7.50% senior notes due 2019, based on quoted market prices (Level 1), was approximately $174.1 million compared to a carrying amount of $175 million.  The carrying amount of the Company’s revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  Since the interest rate swap agreement expired on November 1, 2010, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011.

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At June 30, 2011, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not yet commenced operations as of June 30, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2011, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2010 to June 30, 2011:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2010	$218,373	$11,571
Capital expenditures	5,888	—
Amortization expense	(5,851)	—
Obligations incurred and capitalized	434	434
Revisions to estimates of closure and post-closure activities	32	32
Interest accretion	—	493
June 30, 2011	$218,876	$12,530

The Company’s liabilities for closure and post-closure costs are as follows:

	June 30,	December 31,
	2011	2010
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	12,530	11,571
Total recorded	$12,530	$11,571

The Company’s total anticipated cost for future closure and post-closure activities is $199.5 million, as measured in current dollars.  The Company believes that the amount and timing of these activities are reasonably estimable.  Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $44.9 million and $43.1 million at June 30, 2011 and December 31, 2010, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax benefit for the six months ended June 30, 2011 as a percentage of pre-tax loss was 31.1% as compared to the income tax provision for the six months ended June 30, 2010 as a percentage of pre-tax loss of 60.8%.  The rate in the current period is based on the Company’s anticipated 2011 annual effective income tax rate of 56.8% as compared to 51.7% for the six months ended June 30, 2010, adjusted for discrete items recorded in the current quarter associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the six months ended June 31, 2011, the Company accrued approximately $1.0 thousand of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $21.0 thousand in the balance of unrecognized tax benefits for a tax position related to prior years.

10. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011, the Company issued 375,950 restricted shares under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2010 to June 30, 2011:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2010	$9	$217	$(5,322)	$199,627	$3,225	$(34,027)	$163,729
Net loss	—	—	—	—	—	(2,382)	(2,382)
Accrued payment-in-kind dividend on preferred stock	—	—	—	2,331	—	(2,331)	—
Issuance of common shares	—	28	—	14,623	—	—	14,651
Excess tax benefit associated with equity-based compensation	—	—	—	35	—	—	35
Issuance of restricted shares to employees	—	4	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	1,059	—	—	1,059
Restricted shares withheld	—	(1)	—	(397)	—	—	(398)
June 30, 2011	$9	$248	$(5,322)	$217,274	$3,225	$(38,740)	$176,694

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

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends at the end of five years would be convertible into 10,000,661 shares of common stock.  The preferred shareholder holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  The Company can, at its discretion, redeem for cash equal to the liquidation preference, which was approximately $96.0 million as of June 30, 2011.  The Company has the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years worth of dividends as the payment of the dividends through in-kind payments is non-discretionary for that initial five-year period.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Collection:
Residential	$17,726	$13,005	$32,928	$26,309
Commercial	10,506	6,167	18,841	12,588
Roll-off	12,175	11,580	22,592	21,565
Total collection	40,407	30,752	74,361	60,462
Disposal	27,141	27,207	48,708	48,279
Less Intercompany	8,069	7,671	14,701	13,801
Disposal, net	19,072	19,536	34,007	34,478
Transfer and other	17,594	13,203	29,891	23,433
Less Intercompany	3,794	3,196	6,992	5,771
Transfer and other, net	13,800	10,007	22,899	17,662
Total revenue	$73,279	$60,295	$131,267	$112,602

On February 28, 2011 the Company acquired certain assets of Emerald Waste Services.  In conjunction with this acquisition the Company reorganized its regional structure and created Region V by combining these newly acquired assets with its existing Florida assets which were previously included in Region II.  Results for Region II and Region V for the three and six months ended June 30, 2010 have been restated to reflect this change.

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three and six months ended June 30, 2011 and 2010:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended June 30, 2011:
Revenue	$14,554	$25,011	$12,263	$11,782	$9,669	$—	$73,279
Depreciation and amortization	1,428	2,942	1,633	1,232	1,193	104	8,532
Operating income	1,994	2,297	1,898	468	596	240	7,493
Capital expenditures	1,306	3,793	2,003	1,388	107	71	8,668
Three months ended June 30, 2010:
Revenue	$13,018	$23,161	$11,498	$10,975	$1,643	$—	$60,295
Depreciation and amortization	1,377	2,938	1,673	1,215	447	121	7,771
Operating income (loss)	1,470	2,710	2,928	147	(199)	498	7,554
Capital expenditures	288	3,908	2,705	234	27	6	7,168

Six months ended June 30, 2011:
Revenue	$26,477	$48,215	$23,270	$19,395	$13,910	$—	$131,267
Depreciation and amortization	2,719	5,771	3,172	2,148	1,897	193	15,900
Operating income (loss)	3,143	3,941	3,591	(34)	363	148	11,152
Capital expenditures	2,142	5,149	2,256	1,798	242	115	11,702
Capital expenditures (Included in acquisitions)	—	1,367	—	67	13,198	—	14,632
Six months ended June 30, 2010:
Revenue	$25,176	$44,651	$21,288	$18,366	$3,121	$—	$112,602
Depreciation and amortization	2,684	5,727	3,333	2,227	861	227	15,059
Operating income (loss)	2,971	4,747	3,655	(210)	(358)	406	11,211
Capital expenditures	571	6,095	2,785	652	136	9	10,248

Total assets:
June 30, 2011	$81,617	$143,770	$100,396	$55,678	$95,328	$28,768	$505,557
December 31, 2010	80,261	142,047	100,575	47,223	46,948	22,808	439,862

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

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of June 30, 2011, we served approximately 454,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of June 30, 2011, we owned and/or operated 25 landfills, 29 collection operations and 28 transfer stations/materials recovery facilities (MRFs).  Of these facilities, two transfer stations and two landfills are fully permitted but not yet opened, and two transfer stations are idle.  Additionally, we operate but do not own four of the transfer stations.

General Review of Results for the Three and Six Months Ended June 30, 2011

During the three months ended June 30, 2011, our revenue was $73.3 million, which represents a 21.5% increase over the same period in 2010.  Our operating income was $7.5 million for the three months ended June 30, 2011, which remained flat as compared to the same period in 2010.  Net loss available to common stockholders was $3.0 million, or $0.13 per share, compared to net income available to common stockholders of $0.2 million, or $0.01 per share, for the three months ended June 30, 2010.  Adjusted EBITDA for the second quarter of 2011 was $16.0 million, an increase of 4.4% over $15.4 million during the same period last year.  During the three months ended June 30, 2011, we recorded $2.6 million (net of tax) related to loss on early extinguishment of our senior notes, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, and $0.1 million (net of tax) related to merger and acquisition related expenses.  Our net loss for the same period in 2010 primarily included $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility.

Factors that impacted our second quarter 2011 performance include, but are not limited to, the following:

•	increases in revenue and cost of services mainly due to the Emerald Waste acquisition and the Stoughton transaction;

•	rising fuel costs during the second quarter of 2011 which reduced operating margins;

•	decreased volume and lost revenue in some of our markets caused by continuing unfavorable weather conditions during the quarter;

•
higher cost of services as a percentage of revenue, primarily due to higher fuel costs across all regions, integration costs, a change in our mix of business due to adding more residential collection with the Emerald Waste acquisition, and labor cost increases in Texas associated with acquisitions, which lowered operating margins; and

•
increases in interest expense as a result of carrying larger debt balances due to acquisitions and debt financing, loss on early extinguishment of debt due to the tender of our senior notes, and the write-off of deferred financing costs associated with an amendment of our revolving credit facility.

During the six months ended June 30, 2011, our revenue was $131.3 million, which represents a 16.6% increase over the same period in 2010.  Our operating income was $11.2 million for the six months ended June 30, 2011, which remained flat as compared to the same period in 2010.  Net loss available to common stockholders was $4.7 million, or $0.22 per share, compared to $1.6 million, or $0.08 per share, for the six months ended June 30, 2010.  Adjusted EBITDA for the first six months of 2011 was $27.5 million, an increase of 4.1% over $26.4 million during the same period last year.  During the six months ended June 30, 2011, we recorded $2.6 million (net of tax) related to loss on early extinguishment of our senior notes, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, and $0.2 million (net of tax) related to merger and acquisition related expenses.  Our net loss for the same period in 2010 included charges of $0.1 million (net of tax) due to the impact of interest rate swap agreements, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, $0.1 million (net of tax) related to merger and acquisition related expenses, and $0.1 million due to the tax impact of vested restricted shares.

Factors that impacted our year-to-date 2011 performance include, but are not limited to, the following:

•	increases in revenue and cost of services mainly due to the Emerald Waste acquisition and the Stoughton transaction;

•	rising fuel costs during 2011 which reduced operating margins;

•	severe weather conditions in several markets causing interruption of normal operations and, as a result, lost revenue during the first and second quarters of 2011;

•
higher cost of services as a percentage of revenue, primarily due to higher fuel costs across all regions, integration costs, a change in our mix of business due to adding more residential collection with the Emerald Waste acquisition, and labor cost increases in Texas associated with acquisitions, which lowered operating margins; and

•
increases in interest expense as a result of carrying larger debt balances due to acquisitions and debt financing, loss on early extinguishment of debt due to the tender of our senior notes, and the write-off of deferred financing costs associated with an amendment of our revolving credit facility.

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, and landfills are the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three and six months ended June 30, 2011 was 67.4% and 68.4%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Collection	47.5%	43.3%	48.6%	45.8%
Disposal	31.9%	38.2%	31.8%	36.5%
Transfer and other	20.6%	18.5%	19.6%	17.7%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Collection:
Residential	$17,726	$13,005	$32,928	$26,309
Commercial	10,506	6,167	18,841	12,588
Roll-off	12,175	11,580	22,592	21,565
Total collection	40,407	30,752	74,361	60,462
Disposal	27,141	27,207	48,708	48,279
Less Intercompany	8,069	7,671	14,701	13,801
Disposal, net	19,072	19,536	34,007	34,478
Transfer and other	17,594	13,203	29,891	23,433
Less Intercompany	3,794	3,196	6,992	5,771
Transfer and other, net	13,800	10,007	22,899	17,662
Total revenue	$73,279	$60,295	$131,267	$112,602

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net income (loss) available to common stockholders (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$16,042	$15,361	$27,489	$26,404
Depreciation and amortization	(8,532)	(7,771)	(15,900)	(15,059)
Merger and acquisition related expenses	(17)	(36)	(437)	(134)
Interest expense, net	(5,412)	(4,687)	(10,376)	(9,379)
Write-off of deferred financing costs	(157)	(184)	(157)	(184)
Loss on early extinguishment of debt	(4,075)	—	(4,075)	—
Impact of interest rate swap	—	68	—	(184)
Income tax (provision) benefit	280	(1,429)	1,074	(890)
Accrued payment-in-kind dividend on preferred stock	(1,170)	(1,112)	(2,331)	(2,220)
Net income (loss) available to common stockholders	$(3,041)	$210	$(4,713)	$(1,646)

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

We completed the IESI Oklahoma acquisition, the Stoughton transaction and the Emerald Waste acquisition during the six months ended June 30, 2011.  On February 28, 2011, we closed the acquisition pursuant to an amended equity interest purchase agreement to acquire one transfer station and three collection operations located in Central Florida.  The acquired operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, Inc.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 11, 2011, we entered into an operating agreement with an option to purchase Stoughton Recycling Technologies, LLC (“SRT”).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  Total consideration for these three transactions included $38.0 million of cash and 2,816,308 shares of our common stock valued at $14.7 million.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this report.

The following sets forth additional information regarding our acquisitions from January 1, 2008 through June 30, 2011:

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three months ended June 30, 2011 and 2010 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended June 30, 2011:
Revenue	$14,554	$25,011	$12,263	$11,782	$9,669	$—	$73,279	100.0
Cost of services	10,166	17,899	7,894	10,082	7,817	—	53,858	73.5
Depreciation and amortization	1,428	2,942	1,633	1,232	1,193	104	8,532	11.6
General and administrative	969	1,829	836	—	137	(344)	3,427	4.7
(Gain) loss on sale of assets	(3)	44	2	—	(74)	—	(31)	(0.0)
Operating income	$1,994	$2,297	$1,898	$468	$596	$240	$7,493	10.2
Three months ended June 30, 2010:
Revenue	$13,018	$23,161	$11,498	$10,975	$1,643	$—	$60,295	100.0
Cost of services	9,147	15,911	7,303	9,613	1,290	—	43,264	71.8
Depreciation and amortization	1,377	2,938	1,673	1,215	447	121	7,771	12.9
General and administrative	874	1,601	618	—	112	(619)	2,586	4.3
(Gain) loss on sale of assets	150	1	(1,024)	—	(7)	—	(880)	(1.5)
Operating income (loss)	$1,470	$2,710	$2,928	$147	$(199)	$498	$7,554	12.5
Increase/(decrease) in 2011 compared to 2010:
Revenue	$1,536	$1,850	$765	$807	8,026	$—	$12,984
Cost of services	1,019	1,988	591	469	6,527	—	10,594
Depreciation and amortization	51	4	(40)	17	746	(17)	761
General and administrative	95	228	218	—	25	275	841
(Gain) loss on sale of assets	(153)	43	1,026	—	(67)	—	849
Operating income (loss)	$524	$(413)	$(1,030)	$321	795	$(258)	$(61)

Revenue. Total revenue for the three months ended June 30, 2011 increased $13.0 million, or 21.5%, to $73.3 million from $60.3 million for the three months ended June 30, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $11.5 million of the revenue growth while internal volume decreased $1.7 million, operational price increases contributed $2.1 million, and pricing from fuel surcharges increased $1.1 million.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  The Emerald Waste acquisition contributed to $8.0 million of the revenue increase in Region V.  The revenue increase of $1.5 million in Region I was primarily attributed to price increases of $0.7 million, volume increases of $0.4 million and increases in fuel surcharges of $0.4 million.  The revenue increase of $1.9 million in Region II was primarily attributed to acquisition growth of $1.7 million, price increases of $0.3 million and increases in fuel surcharges of $0.5 million, partially offset by volume decreases of $0.6 million.  The revenue increase of $0.8 million in Region III was primarily attributed to price increases of $0.5 million, volume increases of $0.1 million and increases in fuel surcharges of $0.2 million.  The revenue increase of $0.8 million in Region IV was primarily attributed to $1.8 million from the Stoughton acquisition and price increases of $0.6 million, partially offset by volume decreases of $1.6 million due to weather conditions during April 2011.

Cost of services. Total cost of services for the three months ended June 30, 2011 increased $10.6 million, or 24.5%, to $53.9 million from $43.3 million for the three months ended June 30, 2010.  The increase in cost of services was primarily a result of acquisitions.  Another factor that led to the increase was higher fuel costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Emerald Waste acquisition in Region V accounted for $6.5 million of the increase in cost of services.  Cost of services in Region I increased primarily due to rising fuel costs and increases in hauling and disposal costs as a result of increases in revenue.  Cost of services in Region II increased primarily attributed to increases in revenue, rising fuel costs, and increases in labor costs associated with acquisitions and the addition of several recycling contracts in the region.

Overall cost of services increased to 73.5% of revenue for the three months ended June 30, 2011 from 71.8% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region V.  Cost of services in Region V accounted for 80.8% of its revenue due to initial integration costs for assets acquired from Emerald Waste as well as a change in our mix of business to primarily residential collection operations which typically have lower operating margins.  Other than the impact of Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 5.9% for the three months ended June 30, 2010 to 8.4% for the three months ended June 30, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended June 30, 2011 increased by 9.8% to $8.5 million from $7.8 million for the three months ended June 30, 2010.  The increase can mainly be attributed to the acquisition of Emerald Waste in Region V.

General and administrative. Total general and administrative expense for the three months ended June 30, 2011 increased $0.8 million, or 32.5%, to $3.4 million from $2.6 million for the three months ended June 30, 2010.  The increase in general and administrative expense was mainly attributable to increases in payroll-related cost and stock based compensation expenses.  Such increase also resulted in the increase of overall general and administrative expenses from 4.3% of revenue during the three months ended June 30, 2010 to 4.7% of revenue during the three months ended June 30, 2011.

(Gain) loss on sale of assets. Net gain on sale of assets for the three months ended June 30, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
Operating income	$7,493	10.2%	$7,554	12.5%
Interest expense, net	(5,412)	(7.4)	(4,687)	(7.8)
Write-off of deferred financing costs	(157)	(0.2)	(184)	(0.3)
Loss on early extinguishment of debt	(4,075)	(5.6)	—	—
Impact on interest rate swap	—	—	68	0.1
Income tax (provision) benefit	280	0.4	(1,429)	(2.4)
Accrued payment-in-kind dividend on preferred stock	(1,170)	(1.6)	(1,112)	(1.8)
Net income (loss) available to common stockholders	$(3,041)	(4.2)%	$210	0.3%

Interest expense, net. Interest expense, net for the three months ended June 30, 2011 increased $0.7 million, or 15.5%, to $5.4 million from $4.7 million for the three months ended June 30, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions, outstanding untendered senior notes and issuance of new senior notes.

Write-off of deferred financing costs.  The $0.2 million and $0.2 million write-offs of deferred financing costs for the three months ended June 30, 2011 and 2010, respectively, reflect the partial write-off of deferred financing costs associated with our revolving credit facility as a result of amendments on May 25, 2011 and June 30, 2010, respectively.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2011 was resulted from the tender and extinguishment of $101.0 million aggregate principal amount of our senior notes in June 2011.  The $4.1 million loss was recognized for the write-off of unamortized deferred financing costs related to the tendered senior notes and the transaction costs associated with the tender offer.

Income tax (provision) benefit. Income tax benefit for the three months ended June 30, 2011 as a percentage of pre-tax loss was 13.0% as compared to income tax provision as a percentage of pre-tax income of 51.9% for the three months ended June 30, 2010.  The rate in the current year period is based on our anticipated 2011 annual effective income tax rate of 56.8% as compared to 51.7% for the same period in 2010, adjusted for discrete items recorded in the current quarter associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

Accrued payment-in-kind dividend on preferred stock. The $1.2 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the six months ended June 30, 2011 and 2010 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Six months ended June 30, 2011:
Revenue	$26,477	$48,215	$23,270	$19,395	$13,910	$—	$131,267	100.0
Cost of services	18,684	34,787	14,870	17,281	11,451	—	97,073	73.9
Depreciation and amortization	2,719	5,771	3,172	2,148	1,897	193	15,900	12.1
General and administrative	1,938	3,659	1,671	—	273	(341)	7,200	5.5
(Gain) loss on sale of assets	(7)	57	(34)	—	(74)	—	(58)	(0.0)
Operating income (loss)	$3,143	$3,941	$3,591	$(34)	$363	$148	$11,152	8.5
Six months ended June 30, 2010:
Revenue	$25,176	$44,651	$21,288	$18,366	$3,121	$—	$112,602	100.0
Cost of services	17,623	30,973	14,048	16,349	2,410	—	81,403	72.3
Depreciation and amortization	2,684	5,727	3,333	2,227	861	227	15,059	13.4
General and administrative	1,748	3,203	1,276	—	224	(633)	5,818	5.1
Gain on sale of assets	150	1	(1,024)	—	(16)	—	(889)	(0.8)
Operating income (loss)	$2,971	$4,747	$3,655	$(210)	$(358)	$406	$11,211	10.0
Increase/(decrease) in 2011 compared to 2010:
Revenue	$1,301	$3,564	$1,982	$1,029	10,789	$—	$18,665
Cost of services	1,061	3,814	822	932	9,041	—	15,670
Depreciation and amortization	35	44	(161)	(79)	1,036	(34)	841
General and administrative	190	456	395	—	49	292	1,382
(Gain) loss on sale of assets	(157)	56	990	—	(58)	—	831
Operating income (loss)	$172	$(806)	$(64)	$176	721	$(258)	$(59)

Revenue. Total revenue for the six months ended June 30, 2011 increased $18.7 million, or 16.6%, to $131.3 million from $112.6 million for the six months ended June 30, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $16.4 million of the revenue growth while internal volume decreased $2.6 million, operational price increases contributed $3.8 million, and pricing from fuel surcharges increased $1.8 million.  In addition, our revenue was negatively impacted by $0.7 million due to the asset sale of our Jonesboro operations in April 2010.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  The Emerald Waste acquisition contributed to $10.6 million of the revenue increase in Region V.  The revenue increase of $1.3 million in Region I was primarily attributed to price increases of $1.0 million, and increases in fuel surcharges of $0.6 million, partially offset by volume decreases of $0.3 million as a result of severe winter weather conditions experienced during the first quarter of 2011.  The revenue increase of $3.6 million in Region II was primarily attributed to acquisition growth of $3.2 million and increases in fuel surcharges of $0.8 million, partially offset by price decreases of $0.4 million.  The revenue increase of $2.0 million in Region III was primarily attributed to price increases of $1.2 million, volume increases of $1.1 million and increases in fuel surcharges of $0.4 million, partially offset by Jonesboro divestiture of $0.7 million.  The revenue in Region III was largely boosted by $1.4 million of additional special waste volumes in Arkansas.  The revenue increase of $1.0 million in Region IV was primarily attributed to $2.5 million from the Stoughton acquisition and prices increases of $2.0 million, partially offset by volume decreases of $3.4 million and decreases in fuel surcharges of $0.1 million.

Cost of services. Total cost of services for the six months ended June 30, 2011 increased $15.7 million, or 19.2%, to $97.1 million from $81.4 million for the six months ended June 30, 2010.  The increase in cost of services was primarily a result of acquisitions.  Another factor that led to the increase was higher fuel costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Emerald Waste acquisition in Region V accounted for $8.8 million of the increase in cost of services.  Cost of services in Region I increased primarily due to rising fuel costs and increases in hauling and disposal costs as a result of increases in revenue.  Cost of services in Region II increased primarily attributed to increases in revenue, rising fuel costs, and increases in labor costs associated with acquisitions, the addition of several recycling contracts and wage adjustments in the region.

Overall cost of services increased to 73.9% of revenue for the six months ended June 30, 2011 from 72.3% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV and Region V.  Cost of services in Region IV accounted for 89.1% of its revenue due to higher transportation and disposal costs.  Cost of services in Region V accounted for 82.3% of its revenue due to initial integration costs for assets acquired from Emerald Waste as well as a change in our mix of business to primarily residential collection operations which typically have lower operating margins.  Other than the impact of Region IV and Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 6.0% for the six months ended June 30, 2010 to 8.3% for the six months ended June 30, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the six months ended June 30, 2011 increased $0.8 million, or 5.6%, to $15.9 million from $15.1 million for the six months ended June 30, 2010.  The increase can mainly be attributed to the acquisition of Emerald Waste in Region V.

General and administrative. Total general and administrative expense for the six months ended June 30, 2011 increased $1.4 million, or 23.8%, to $7.2 million from $5.8 million for the six months ended June 30, 2010.  The increase in general and administrative expense was mainly attributable to increases in payroll-related cost, legal fees, merger and acquisition related transaction expenses and stock based compensation expenses.  Such increase also resulted in the increase of overall general and administrative expenses from 5.1% of revenue during the six months ended June 30, 2010 to 5.5% of revenue during the six months ended June 30, 2011.

(Gain) loss on sale of assets. Net gain on sale of assets for the six months ended June 30, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011		2010
Operating income	$11,152	8.5%	$11,211	10.0%
Interest expense, net	(10,376)	(7.9)	(9,379)	(8.3)
Write-off of deferred financing costs	(157)	(0.1)	(184)	(0.2)
Loss on early extinguishment of debt	(4,075)	(3.1)	—	—
Impact on interest rate swap	—	—	(184)	(0.2)
Income tax (provision) benefit	1,074	0.8	(890)	(0.8)
Accrued payment-in-kind dividend on preferred stock	(2,331)	(1.8)	(2,220)	(2.0)
Net loss available to common stockholders	$(4,713)	(3.6)%	$(1,646)	(1.5)%

Interest expense, net. Interest expense, net for the six months ended June 30, 2011 increased $1.0 million, or 10.6%, to $10.4 million from $9.4 million for the six months ended June 30, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions, outstanding untendered senior notes and issuance of new senior notes.

Write-off of deferred financing costs.  The $0.2 million and $0.2 million write-offs of deferred financing costs for the six months ended June 30, 2011 and 2010, respectively, reflect the partial write-off of deferred financing costs associated with our revolving credit facility as a result of amendments on May 25, 2011 and June 30, 2010, respectively.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2011 was resulted from the tender and extinguishment of $101.0 million aggregate principal amount of our senior notes in June 2011.  The $4.1 million loss was recognized for the write-off of unamortized deferred financing costs related to the tendered senior notes and the transaction costs associated with the tender offer.

Impact of interest rate swap. The impact of interest rate swap for the six months ended June 30, 2010 was attributable to a $4.1 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $3.9 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  There was no impact of interest rate swap during the six months ended June 30, 2011 as the swap expired on November 1, 2010.

Income tax (provision) benefit. Income tax benefit for the six months ended June 30, 2011 as a percentage of pre-tax loss was 31.1% as compared to income tax provision as a percentage of pre-tax income of 60.8% for the six months ended June 30, 2010.  The rate in the current year period is based on our anticipated 2011 annual effective income tax rate of 56.8% as compared to 51.7% for the same period in 2010, adjusted for discrete items recorded in the current quarter associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

Accrued payment-in-kind dividend on preferred stock. The $2.3 million and $2.2 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our business is capital intensive, requiring capital for equipment purchases, landfill construction and development, and landfill closure activities in the future.  Any acquisitions that we make will also require significant capital.  We plan to meet our future capital needs primarily through cash on hand, cash flow from operations and borrowing capacity under our credit facility.  Additionally, our acquisitions may use seller notes, equity issuances and debt financings.  The availability and level of our financing sources cannot be assured.  While conditions appear to have stabilized, recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing.  In addition, the availability under our credit facility is limited by compliance with certain covenants and ratios.  Our inability to obtain funding necessary for our business on acceptable terms would have a material adverse impact on us.

To address potential credit and liquidity issues, we consider several items.  Despite the rising fuel costs, higher labor and integration costs as well as severe weather that impacted our collection and disposal revenues in several markets during the first and second quarters of 2011, our adjusted EBITDA has remained consistent period over period.  We are actively seeking growth opportunities through acquisitions and we continue to expect our existing operations to remain relatively stable or slightly improve during the rest of 2011, mostly through pricing increases and MSW volume increases.  In addition, we are conducting a strategic asset review with an eye on supporting targeted growth while managing leverage down.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on individual vendors to meet the needs of our operations.

We consummated the tender offer and payment of $101.0 million aggregate principal amount of our $150 million 9.25% senior notes due 2014 (the “2014 Notes”) in June 2011.  We completed the redemption of all remaining $49.0 million principal amount of the 2014 Notes in July 2011.  Also in June 2011, we issued $175 million 7.50% senior notes due 2019 (the “2019 Notes”).  We used the $25 million in excess proceeds to pay for related transaction costs and pay down our revolving credit facility.  We amended our revolving credit agreement in May 2011 to extend the term from January 31, 2014 to April 2016 and to allow for the issuance of the 2019 Notes.  These transactions allow us to achieve long-term interest savings and to provide greater financial flexibility and access to our revolving credit facility.  Following the payment to redeem the $49.0 million principal amount of the 2014 Notes on July 8, 2011, we had approximately $83.9 million in available capacity under our current revolving credit agreement, subject to customary covenant compliance.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this report and Item 1A “Risk Factors” below.  For further information about our senior notes and our credit facility, please see “9.25% Senior Notes Due 2014”, “7.50% Senior Notes Due 2019” and “Revolving Bank Credit Facility” below.

A portion of our capital expenditures is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of June 30, 2011, we had total outstanding long-term debt of approximately $279.6 million, consisting of $49.0 million of the 2014 Notes, $175 million of the 2019 Notes, $54.0 million outstanding under our credit facilities, and approximately $1.6 million of various seller notes.  This represented an increase of approximately $47.0 million over our total debt outstanding as of December 31, 2010.  The increase in outstanding debt since December 31, 2010 was primarily due to $74.0 million in additional senior notes, partially offset by $27.0 million reduction in borrowings under the credit facility.  As of June 30, 2011, we had $54.0 million outstanding under the revolving credit facility and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $133.9 million in available capacity under the facility.  With $4.7 million cash on hand at June 30, 2011, our total capacity was approximately $138.6 million.

9.25% Senior Notes Due 2014

On June 7, 2011, we accepted for purchase and payment $101.0 million aggregate principal amount (or approximately 67.3%) of our 9.25% senior notes due 2014 that were validly tendered and not validly withdrawn, pursuant to our previously announced tender offer and consent solicitation, which commenced on May 23, 2011.  Total payments of approximately $108.4 million associated with the tender offer included tender offer consideration, consent payment, accrued and unpaid interest and related transaction costs.  On June 8, 2011, we elected to redeem all remaining outstanding 2014 Notes (the “Redeemed Notes”) and instructed the Trustee to provide the requisite notice of redemption to holders of the Redeemed Notes.  The tender offer for the 2014 Notes expired on June 21, 2011.  Following the expiration of the tender offer, we completed the redemption of all of the Redeemed Notes on July 8, 2011 (the “Redemption Date”).  The redemption price for the Redeemed Notes was 102.313% of the $49.0 million principal amount of the Redeemed Notes, plus accrued and unpaid interest (the “Redemption Price”), resulting in a payment of $50.5 million.  Following payment of the Redemption Price on the Redemption Date, there are no Redeemed Notes outstanding.

As of June 30, 2011, we incurred $4.1 million loss on early extinguishment of debt associated with the tender and payment of the 2014 Notes, which consisted of $1.1 million write-off of deferred financing costs in proportion to the principal amount of the 2014 Notes tendered and $3.0 million related to payments of tender offer consideration, consent payment and transaction costs in excess of the principal amount tendered.  Subsequently in July 2011, we incurred additional loss on early extinguishment of debt of approximately $1.7 million, which included $0.6 million write-off of remaining unamortized deferred financing costs associated with the Redeemed Notes.

The 2014 Notes were issued under an indenture between WCA Waste, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period. The defined terms are set forth in the indenture.  On June 6, 2011, we entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default contained in the indenture.

7.50% Senior Notes Due 2019

On June 7, 2011, we issued the senior notes maturing on June 15, 2019, which bear interest at 7.50% per annum on the principal amount of $175 million from June 7, 2011, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2011.  The 2019 Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness and senior to any of the Company’s existing and future subordinated indebtedness.  The 2019 Notes will be effectively subordinated to any existing or future secured indebtedness, to the extent of the assets securing such indebtedness.  We incurred approximately $4.4 million of financing costs associated with the 2019 Notes.

We may, at our option, redeem all or part of the 2019 Notes, at any time on or after June 15, 2014, at fixed redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to the date of redemption.  We may also, at our option, redeem all or part of the 2019 Notes, at any time prior to June 15, 2014, at a “make-whole” price set forth in the indenture, plus accrued and unpaid interest as liquidated damages, if any, to the date of redemption.  At any time, which may be more than once, before June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 2019 Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.5% of the par value of the 2019 Notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, as long as we redeem the 2019 Notes within 180 days of completing the equity offering and at least 65% of the aggregate principal amount of the 2019 Notes issued remains outstanding after the redemption.

The 2019 Notes were issued under the indenture, by and among us, the Guarantors named therein and BOKF, NA dba Bank of Texas, as trustee, and are guaranteed by the Guarantors.  The guarantees are senior unsecured obligations of the Guarantors.  The guarantees rank equally with all existing and future senior unsecured indebtedness of the Guarantors and senior to any existing and future subordinated indebtedness of the Guarantors.  The guarantees are effectively subordinated to any existing or future secured indebtedness of the Guarantors to the extent of the assets securing such indebtedness.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the indenture.  As of June 30, 2011, we were in compliance with all covenants under the indenture governing the 2019 Notes.

Revolving Bank Credit Facility

On May 25, 2011, we, Comerica Bank, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (the “Credit Agreement”), by and between us, Comerica Bank as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes us to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the aggregate revolving credit commitments under the Credit Agreement may be increased at our request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond and revolver refinancings evidenced by the Purchase Agreement for the 2019 Notes (and the related tender offer for our senior notes due 2014) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

We incurred $1.3 million of financing costs associated with the Amendment.  In addition, we wrote off $0.2 million of deferred financing costs in proportion to reduced commitments from the original participating lenders.

The following table highlights the current margins under the Credit Agreement:

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

Our credit facility is subject to various financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), to maintain specified debt service ratios, to limit capital expenditures, and to maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that do not correspond to GAAP or Non-GAAP measures disclosed in this report and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

•	our maximum “Leverage Ratio” (as defined in the Credit Agreement) for the trailing 12-month reporting period on each quarterly reporting date is 5.25 to 1.00;

•	we maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) for the trailing 12-month period of not less than 2.25 to 1.00 until maturity;

•	our maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) is 3.25 to 1.00;

•	we cannot make any Maintenance Capital Expenditures (as defined in the Credit Agreement) exceeding 15% of our consolidated total revenue as calculated at the end of a fiscal year; and

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

The Thirteenth Amendment provided lender consent to the acquisition of certain assets in Florida collectively referred to as the “Emerald Waste Central Florida (“EWS”) Acquisition”, and the acquired entities were added to the list of Subsidiaries and Guarantors.  The definition of Maintenance Capital Expenditures was modified for the year ending December 31, 2011 to exclude Maintenance Capital Expenditures incurred in connection with the EWS Acquisition in excess of $3 million but not exceeding $14 million for the purposes of determining covenant compliance.

As of June 30, 2011, we were in compliance with all covenants under the credit facility.

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

The preferred shares are immediately convertible at Ares’ discretion into 9,965,112 shares of our common stock, which would represent approximately 29.6% of our outstanding common stock on a post-conversion basis as of June 30, 2011.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  After July 2011, the preferred shares would be convertible into approximately 10,000,661 shares of common stock, which, based on the currently outstanding shares, would represent approximately 29.7% of the post-conversion shares outstanding.  Because the preferred shares have not been converted within five years of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.

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

•	we can redeem for cash equal to the liquidation preference;

•	we can pay dividend in cash at our discretion;

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

Contractual Obligations

There were no material changes outside of the ordinary course of our business during the three and six months ended June 30, 2011 to the other items listed in the Contractual Obligations table included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 10, 2011.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $13.8 million and $12.4 million, respectively.  The changes in cash flows from operating activities period over period were due to the change from net income to net loss adjusted for certain charges and changes in components of working capital.  The adjusted charges primarily consist of depreciation and amortization, deferred taxes, unrealized gain or loss on interest rate swap, amortization and write-off of deferred financing costs, loss on early extinguishment of debt, stock-based compensation, gain or loss on sale of assets and landfill accretion expense.  While these charges affect our earnings comparison, they have no impact on net cash provided by operating activities.  Adjusted for these charges, net income increased $5.0 million in 2011 over 2010.  It primarily reflected cash savings due to the expiration of interest rate swap on November 1, 2010.  Working capital changes are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.  Changes in our working capital accounts unfavorably impacted on our cash flows from operating activities during the six months ended June 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $50.0 million and $10.2 million for the six months ended June 30, 2011 and 2010, respectively.  The fluctuation is mainly caused by $38.0 spent on acquisitions during the first quarter of 2011.  Capital expenditures related to our existing operations remained steady period over period.

Net cash provided by (used in) financing activities for the six months ended June 30, 2011 and 2010 was $37.9 million and $(1.6) million, respectively.  Net cash provided by (used in) financing activities during the six months ended June 30, 2011 and 2010 mainly includes a combination of proceeds from issuance of our 2019 Notes, repayment of our 2014 Notes, reduction under our revolving credit facilities, repayment of other debt and financing costs incurred.

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

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements.  Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 8 to the financial statements included in Item 1 of this report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 10, 2011.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At June 30, 2011, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of June 30, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At June 30, 2011, no capitalized interest had been included in capitalized landfill costs, however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of June 30, 2011, we have included 140 million cubic yards of expansion airspace with estimated development costs of approximately $94.2 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$5,851	$12,598
Accretion expense (in thousands)	493	1,095
	$6,344	$13,693
Airspace consumed (in thousands of cubic yards)	2,889	6,186
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.20	$2.21

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  As of June 30, 2011, we had $54.0 million in borrowings under our revolving credit facility which bears interest at variable or floating rates.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $0.5 million.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 9.25% senior notes due 2014 and our 7.50% senior notes due 2019.  As of June 30, 2011, the fair value of the 2014 Notes, based on quoted market prices, was approximately $50.4 million compared to a carrying amount of $49.0 million.  As of June 30, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $174.1 million compared to a carrying amount of $175 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2011	161	(1)	$5.66	—	—
May 1 – May 31, 2011	4,728	(1)	$5.97	—	—
June 1 – June 30, 2011	5,824	(1)	$6.10	—	—
Total	10,713	(1)	$6.04	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

4.1
Second Supplemental Indenture, dated as of June 6, 2011, by and among WCA Waste Corporation, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 8, 2011).

4.2
Indenture, dated as of June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

10.1
Note Purchase Agreement, dated May 26, 2011, among WCA Waste Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.2
Fourteenth Amendment to Revolving Credit Agreement, dated May 25, 2011, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.3
Registration Rights Agreement, dated June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: August 8, 2011

EXHIBIT INDEX

4.1
Second Supplemental Indenture, dated as of June 6, 2011, by and among WCA Waste Corporation, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 8, 2011).

4.2
Indenture, dated as of June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

10.1
Note Purchase Agreement, dated May 26, 2011, among WCA Waste Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.2
Fourteenth Amendment to Revolving Credit Agreement, dated May 25, 2011, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.3
Registration Rights Agreement, dated June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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