Form 10-Q
period 2011-10-27
WCA WASTE CORP
filed 2011-10-27
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or
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

As of October 25, 2011, there were 23,710,026 shares of WCA Waste Corporation’s common stock, par value $0.01 per share, outstanding, excluding 1,073,957 shares of treasury stock.

RISK FACTORS AND
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as “trend,” “may,” “annualized,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” “goal,” or “opportunity,” the negatives of these words, or similar words or expressions.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.

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

Our business is subject to a number of operational risks and uncertainties that could cause our actual results of operations or our financial condition to differ from any forward-looking statements.  These include, but are not limited to, the following:

•
prevailing U.S. economic conditions over the last three years and the related decline in construction activity, as well as any future downturns, has reduced and may continue to reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows;

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

We describe these and other risks in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 (sometimes referred to in this report, including the notes to our financial statements, as the “2010 10-K”).

The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,698	$2,763
Accounts receivable, net of allowance for doubtful accounts of $251 (unaudited) and $482, respectively	33,767	26,113
Deferred tax assets	3,436	3,436
Prepaid expenses and other	4,318	3,962
Total current assets	46,219	36,274

Property and equipment, net of accumulated depreciation and amortization of $182,237 (unaudited) and $159,146, respectively	337,214	320,564
Goodwill, net	101,329	71,578
Intangible assets, net	15,890	7,891
Deferred financing costs, net	6,073	3,210
Other assets	252	345
Total assets	$506,977	$439,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,604	$13,131
Accrued liabilities and other	18,871	13,921
Note payable	—	1,251
Current maturities of long-term debt	—	500
Total current liabilities	32,475	28,803

Long-term debt, less current maturities and discount	280,575	232,571
Accrued closure and post-closure liabilities	13,049	11,571
Deferred tax liabilities	1,437	1,399
Other long-term liabilities	1,790	1,789
Total liabilities	329,326	276,133

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 960 shares and 914 shares, respectively (liquidation preference $96,858 and $96,006, respectively)	10	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 24,781 shares and 21,684 shares, respectively	248	217
Treasury stock, 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	218,899	199,627
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(39,409)	(34,027)
Total stockholders’ equity	177,651	163,729
Total liabilities and stockholders’ equity	$506,977	$439,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$74,399	$59,279	$205,666	$171,881
Expenses:
Cost of services	53,764	42,055	150,837	123,458
Depreciation and amortization	9,060	7,623	24,960	22,682
General and administrative (including stock-based compensation of $549, $312, $1,627 and $1,038, respectively)	3,354	2,925	10,554	8,743
Gain on sale of assets	(132)	(7)	(190)	(896)
	66,046	52,596	186,161	153,987
Operating income	8,353	6,683	19,505	17,894

Other income (expense):
Interest expense, net	(4,994)	(4,811)	(15,370)	(14,190)
Write-off of deferred financing costs	—	—	(157)	(184)
Loss on early extinguishment of debt	(1,722)	—	(5,797)	—
Impact of interest rate swap	—	(47)	—	(231)
	(6,716)	(4,858)	(21,324)	(14,605)

Income (loss) before income taxes	1,637	1,825	(1,819)	3,289
Income tax provision	(1,113)	(1,042)	(39)	(1,932)
Net income (loss)	524	783	(1,858)	1,357
Accrued payment-in-kind dividend on preferred stock	(1,193)	(1,138)	(3,524)	(3,358)
Net loss available to common stockholders	$(669)	$(355)	$(5,382)	$(2,001)

Net loss available to common stockholders:
Earnings per share — basic	$(0.03)	$(0.02)	$(0.24)	$(0.10)

Earnings per share — diluted	$(0.03)	$(0.02)	$(0.24)	$(0.10)

Weighted average shares outstanding — basic	22,670	19,635	22,060	19,580

Weighted average shares outstanding — diluted	22,670	19,635	22,060	19,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCA WASTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,858)	$1,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,960	22,682
Non-cash compensation charge	1,627	1,038
Amortization of deferred financing costs	1,089	1,011
Write-off of deferred financing costs	157	184
Loss on early extinguishment of debt	5,797	—
Deferred tax provision	39	1,932
Accretion expense for closure and post-closure obligations	740	828
Gain on sale of assets	(190)	(896)
Unrealized gain on interest rate swap	—	(5,776)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,654)	(4,306)
Prepaid expenses and other	(2,040)	917
Accounts payable and other liabilities	4,768	3,937
Net cash provided by operating activities	27,435	22,908

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(37,985)	(3,407)
Proceeds from sale of assets	385	2,327
Capital expenditures	(25,495)	(20,419)
Net cash used in investing activities	(63,095)	(21,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	—
Early repayment of senior notes	(154,124)	—
Principal payments on long-term debt	(500)	(500)
Net change in revolving line of credit	23,000	—
Deferred financing costs	(5,781)	(1,133)
Net cash provided by (used in) financing activities	37,595	(1,633)

Net change in cash and cash equivalents	1,935	(224)
Cash and cash equivalents at beginning of period	2,763	4,329
Cash and cash equivalents at end of period	$4,698	$4,105

Supplemental cash flow information:
Interest paid	$10,566	$9,635
Interest rate swap paid	—	6,103
Income taxes paid	476	515
Income tax refund received	335	—

Non-cash investing and financing activities:
Common stock issued for acquisition	$14,651	$—

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to such rules and regulations.  The Company believes that the presentations and disclosures herein are adequate to make the information presented herein not misleading when read in conjunction with its annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 (the “2010 10-K”) which contains the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010.  The unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods.  Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.  Please note, however, that operating results for interim periods are not necessarily indicative of the results for full years.  For the description of the Company’s significant accounting policies, see note 1 to Notes to Consolidated Financial Statements included in the 2010 10-K.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (ASC Topic 350).”  This guidance is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The Company plans to early adopt this guidance for its annual goodwill impairment test that will be conducted as of October 31, 2011.  The adoption of this update is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

	Nine Months Ended
	September 30,
	2011	2010
Revenue	$210,806	$195,157
Net loss available to common stockholders	$(4,990)	$(220)

Earnings (loss) per share:
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)

3. STOCK-BASED COMPENSATION

The Company established the 2004 WCA Waste Corporation Incentive Plan which has been amended and restated from time to time.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  As of September 30, 2011, there were approximately 353,000 remaining shares of the Company’s common stock authorized for issuance under the Incentive Plan.

During the three and nine months ended September 30, 2011, 2,273 and 378,223 restricted shares of the Company’s common stock were granted to certain of the Company’s officers, directors and key employees with an aggregate market value of $10 thousand and $1.9 million on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.

The following table reflects the Company’s restricted share activity for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of period	1,060	$4.76		959	$4.62
Granted	2	4.40		378	5.13
Vested	(167)	4.76		(442)	4.78
Forfeited	(4)	5.12		(4)	5.12
Unvested at September 30, 2011	891	$4.76	2.04	891	$4.76	2.04

The Company has not granted any stock options since February 2005.  The following table reflects the Company’s option activity for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	491	$9.52		491	$9.52
Grants	—	—		—	—
Forfeitures	—	—		—	—
Outstanding at September 30, 2011	491	$9.52	2.74	491	$9.52	2.74

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of September 30, 2011, there was no intrinsic value as of September 30, 2011.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

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

The detail of the earnings (loss) per share calculations for net loss available to common stockholders for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$524	$783	$(1,858)	$1,357
Accrued payment-in-kind dividend on preferred stock	(1,193)	(1,138)	(3,524)	(3,358)
Net loss available to common stockholders	$(669)	$(355)	$(5,382)	$(2,001)

Denominator:
Weighted average basic shares outstanding	22,670	19,635	22,060	19,580
Weighted average diluted shares outstanding	22,670	19,635	22,060	19,580

Earnings (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.24)	$(0.10)
Diluted	$(0.03)	$(0.02)	$(0.24)	$(0.10)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Stock options	491	491	491	491
Restricted shares	891	855	891	855
Convertible preferred stock	10,063	9,519	9,950	9,470
Convertible debt	154	154	154	154
	11,599	11,019	11,486	10,970

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
Senior notes, with interest rate of 9.25%, due in June 2014	$—	$150,000
Senior notes, with interest rate of 7.50%, due in June 2019	175,000	—
Revolving note payable with financial institutions, variable interest rate based on LIBOR plus a margin (2.87% at September 30, 2011 and December 31, 2010)	104,000	81,000
Seller note, with two installments of $500 due on January 15, 2010 and 2011	—	496
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	280,575	233,071
Less current maturities	—	500
	$280,575	$232,571

9.25% Senior Notes Due 2014

On June 7, 2011, the Company accepted for purchase and payment $101.0 million aggregate principal amount (or approximately 67.3%) of its 9.25% senior notes due 2014 (the “2014 Notes”) that were validly tendered and not validly withdrawn, pursuant to its previously announced tender offer and consent solicitation, which commenced on May 23, 2011.  Total payments of approximately $108.4 million associated with the tender offer included tender offer consideration, consent payment, accrued and unpaid interest and related transaction costs.  On June 8, 2011, the Company elected to redeem all remaining outstanding 2014 Notes (the “Redeemed Notes”) and instructed the Trustee to provide the requisite notice of redemption to holders of the Redeemed Notes.  The tender offer for the 2014 Notes expired on June 21, 2011.

The Company completed the redemption of all of the Redeemed Notes on July 8, 2011 (the “Redemption Date”).  The redemption price for the Redeemed Notes was 102.313% of the $49.0 million principal amount, call premium, plus accrued and unpaid interest (the “Redemption Price”), resulting in a total redemption payment of $50.5 million.  Following payment of the Redemption Price on the Redemption Date, there are no 2014 Notes outstanding.

As of September 30, 2011, the Company incurred a $5.8 million loss on early extinguishment of debt associated with the tender and redemption of the 2014 Notes, which consisted of $1.7 million write-off of unamortized deferred financing costs and $4.1 million associated with tender offer consent payment, call premium of the Redeemed Notes and related transaction costs.

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

The Company incurred approximately $4.4 million of financing costs associated with the 2019 Notes.  As of September 30, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $166.3 million compared to a carrying amount of $175 million.

Bank Revolving Credit Facility

On May 25, 2011, the Company, Comerica Bank, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (as amended, the “Credit Agreement”), by and between the Company, Comerica Bank as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes the Company to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the current aggregate revolving credit commitments of $175 million under the Credit Agreement may be increased at the Company’s request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond refinancing evidenced by the Purchase Agreement for the 2019 Notes (and the related tender offer for the Company’s senior notes due 2014) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

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

As of September 30, 2011, there were $104.0 million outstanding under the Credit Agreement and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $83.9 million in available capacity.  With $4.7 million cash on hand at September 30, 2011, the total capacity was approximately $88.6 million.  The carrying amount of the Company’s revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  The fair value of the Company’s debt is determined as of its balance sheet date and is subject to change.

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

As of September 30, 2011, the fair value of the Company’s 7.50% senior notes due 2019, based on quoted market prices (Level 1), was approximately $166.3 million compared to a carrying amount of $175 million.  The carrying amount of the Company’s revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  Since the interest rate swap agreement expired on November 1, 2010, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011.

8. LANDFILL ACCOUNTING

Capitalized Landfill Costs

At September 30, 2011, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not yet commenced operations as of September 30, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2011, no capitalized interest had been included in capitalized landfill costs; however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

The following table rolls forward the net landfill assets and closure and post-closure liabilities from December 31, 2010 to September 30, 2011:

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2010	$218,373	$11,571
Capital expenditures	10,804	—
Amortization expense	(9,318)	—
Obligations incurred and capitalized	706	706
Revisions to estimates of closure and post-closure activities	32	32
Interest accretion	—	740
September 30, 2011	$220,597	$13,049

The Company’s liabilities for closure and post-closure costs are as follows:

	September 30,	December 31,
	2011	2010
Recorded amounts:
Current portion	$—	$—
Noncurrent portion	13,049	11,571
Total recorded	$13,049	$11,571

The Company’s total anticipated cost for future closure and post-closure activities is $199.5 million, as measured in current dollars.  The Company believes that the amount and timing of these activities are reasonably estimable.  Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost, in current dollars, is inflated 2.5% until expected time of payment and then discounted to present value at the Company’s credit-adjusted risk-free rate, which is estimated to be 8.5%.  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability based on the amount of landfill airspace utilized to date, the closure and post-closure liability recorded would have been $45.9 million and $43.1 million at September 30, 2011 and December 31, 2010, respectively.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  The Company provides a valuation allowance when, based on management’s estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.  Income tax provision for the nine months ended September 30, 2011 as a percentage of pre-tax loss was 2.1% as compared to the income tax provision for the nine months ended September 30, 2010 as a percentage of pre-tax income of 58.7%.  The rate in the current period is based on the Company’s anticipated 2011 annual effective income tax rate of 52.0% as compared to 54.6% for the nine months ended September 30, 2010, adjusted for discrete items recorded in the current year associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

The Company is subject to federal income tax in the United States and to state taxes in the various states in which it operates within the United States.  With few exceptions, the Company remains subject to both U.S federal income tax and to state and local income tax examinations by taxing authorities for tax years through 2002.  Currently, the Company is not involved in any income tax examinations for any year.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the nine months ended September 30, 2011, the Company accrued approximately $1.4 thousand of interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $21.0 thousand in the balance of unrecognized tax benefits for a tax position related to prior years.

10. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011, the Company issued 374,243 restricted shares, net of forfeitures, under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  These shares vest over three years from the grant date.  The following table reflects the changes in stockholders’ equity from December 31, 2010 to September 30, 2011:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total
December 31, 2010	$9	$217	$(5,322)	$199,627	$3,225	$(34,027)	$163,729
Net loss	—	—	—	—	—	(1,858)	(1,858)
Accrued payment-in-kind dividend on preferred stock	—	—	—	3,524	—	(3,524)	—
Issuance of preferred stock	1	—	—	(1)	—	—	—
Issuance of common shares	—	28	—	14,623	—	—	14,651
Issuance of restricted shares to employees	—	4	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	1,599	—	—	1,599
Restricted shares withheld	—	(1)	—	(469)	—	—	(470)
September 30, 2011	$10	$248	$(5,322)	$218,899	$3,225	$(39,409)	$177,651

Preferred Stock

On July 13, 2006, the Company’s stockholders approved the issuance of 750,000 shares of convertible preferred stock at $100.00 per share in the private placement with Ares Corporate Opportunities Fund II L.P. (“Ares”).  The preferred stock is convertible into shares of the Company’s common stock at a price of $9.60 per share and carries a 5% payment-in-kind (PIK) dividend payable semi-annually.

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends would be convertible into 10,089,371 shares of common stock as of September 30, 2011.  Ares holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  The Company can, at its discretion, redeem for cash equal to the liquidation preference, which was approximately $96.9 million as of September 30, 2011.  The Company has the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments were non-discretionary for the initial five-year period that expired on July 27, 2011.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

11. SEGMENT INFORMATION

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Collection:
Residential	$17,808	$13,582	$50,736	$39,891
Commercial	10,663	6,268	29,504	18,856
Roll-off	12,086	11,561	34,678	33,126
Total collection	40,557	31,411	114,918	91,873
Disposal	28,578	25,905	77,286	74,184
Less Intercompany	7,951	7,704	22,652	21,505
Disposal, net	20,627	18,201	54,634	52,679
Transfer and other	16,736	12,716	46,627	36,149
Less Intercompany	3,521	3,049	10,513	8,820
Transfer and other, net	13,215	9,667	36,114	27,329
Total revenue	$74,399	$59,279	$205,666	$171,881

On February 28, 2011 the Company acquired certain assets of Emerald Waste Services.  In conjunction with this acquisition the Company reorganized its regional structure and created Region V by combining these newly acquired assets with its existing Florida assets which were previously included in Region II.  Results for Region II and Region V for the three and nine months ended September 30, 2010 have been restated to reflect this change.

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three and nine months ended September 30, 2011 and 2010:

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Three months ended September 30, 2011:
Revenue	$14,493	$24,879	$12,488	$12,608	$9,931	$—	$74,399
Depreciation and amortization	1,522	2,958	1,749	1,404	1,333	94	9,060
Operating income	1,941	2,094	2,221	1,004	772	321	8,353
Capital expenditures	2,668	4,188	2,202	2,721	1,730	3	13,512
Three months ended September 30, 2010:
Revenue	$12,908	$22,985	$11,757	$9,973	$1,656	$—	$59,279
Depreciation and amortization	1,365	2,897	1,654	1,156	437	114	7,623
Operating income (loss)	1,797	2,361	2,227	253	(122)	167	6,683
Capital expenditures	1,934	5,348	1,666	1,185	35	3	10,171
Capital expenditures (Included in acquisitions)	—	470	—	—	—	—	470

Nine months ended September 30, 2011:
Revenue	$40,970	$73,094	$35,758	$32,003	$23,841	$—	$205,666
Depreciation and amortization	4,241	8,729	4,921	3,552	3,230	287	24,960
Operating income	5,084	6,035	5,812	970	1,135	469	19,505
Capital expenditures	4,810	9,337	4,458	4,519	1,972	118	25,214
Capital expenditures (Included in acquisitions)	—	1,367	—	67	13,198	—	14,632
Nine months ended September 30, 2010:
Revenue	$38,084	$67,636	$33,045	$28,339	$4,777	$—	$171,881
Depreciation and amortization	4,049	8,624	4,987	3,383	1,298	341	22,682
Operating income (loss)	4,768	7,108	5,882	43	(480)	573	17,894
Capital expenditures	2,505	11,443	4,451	1,837	171	12	20,419
Capital expenditures (Included in acquisitions)	—	470	—	—	—	—	470

Total assets:
September 30, 2011	$82,121	$145,100	$100,351	$56,244	$95,971	$27,190	$506,977
December 31, 2010	80,261	142,047	100,575	47,223	46,948	22,808	439,862

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q (this “quarterly report”). In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K  for the year ended December 31, 2010 as filed with the SEC on March 10, 2011. The discussion below contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties, please read “Risk Factors and Cautionary Statement About Forward-Looking Statements” included elsewhere in this quarterly report.  Unless the context requires otherwise, references in this quarterly report to “WCA Waste,” “we,” “us” or “our” refer to WCA Waste Corporation on a consolidated basis.

Overview

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of September 30, 2011, we served approximately 451,000 commercial, industrial and residential collection customers and 6,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of September 30, 2011, we owned and/or operated 25 landfills, 29 collection operations and 29 transfer stations/materials recovery facilities (MRFs).  Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and three transfer stations are idle.  Additionally, we operate but do not own four of the transfer stations.

General Review of Results for the Three and Nine Months Ended September 30, 2011

During the three months ended September 30, 2011, our revenue was $74.4 million, which represents a 25.5% increase over the same period in 2010.  Our operating income was $8.4 million for the three months ended September 30, 2011, which increased 25.0% as compared to the same period in 2010.  Net loss available to common stockholders was $0.7 million, or $0.03 per share, compared to $0.4 million, or $0.02 per share, for the three months ended September 30, 2010.  Adjusted EBITDA for the third quarter of 2011 was $17.4 million, an increase of 21.4% over $14.3 million during the same period last year.  Adjusted for $1.1 million (net of tax) related to loss on early extinguishment of our senior notes, our net income available to common stockholders would have been $0.4 million, or $0.02 per share, during the three months ended September 30, 2011.

Factors that impacted our third quarter 2011 performance include, but are not limited to, the following:

•
increases in revenue and cost of services mainly due to acquisitions, including the Emerald Waste acquisition and the Stoughton transaction described in note 2 to our condensed consolidated financial statements included in Item 1 of this quarterly report;

•	rising fuel costs during the third quarter of 2011 contributed significantly to reduced operating margins;

•	increased volume and improved pricing in Region I and Region IV resulted in higher revenue;

•
higher cost of services as a percentage of revenue, primarily due to higher fuel costs across all regions, higher disposal and hauling costs primarily due to higher rail hauling costs associated with increased volumes, integration costs, a change in our mix of business due to adding more residential collection with the Emerald Waste acquisition, and labor cost increases in Texas associated with acquisitions, produced lower operating margins; and

•	increases in interest expense as a result of carrying larger debt balances due to acquisitions and loss on early extinguishment of debt due to the redemption of our senior notes.

During the nine months ended September 30, 2011, our revenue was $205.7 million, which represents a 19.7% increase over the same period in 2010.  Our operating income was $19.5 million for the nine months ended September 30, 2011, which increased 9.0% as compared to the same period in 2010.  Net loss available to common stockholders was $5.4 million, or $0.24 per share, compared to $2.0 million, or $0.10 per share, for the nine months ended September 30, 2010.  Adjusted EBITDA for the first nine months of 2011 was $44.9 million, an increase of 10.2% over $40.7 million during the same period last year.  During the nine months ended September 30, 2011, we recorded charges of $3.8 million (net of tax) related to loss on early extinguishment of our senior notes, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, and $0.2 million (net of tax) related to merger and acquisition related expenses.  Our net loss for the same period in 2010 included charges of $0.1 million (net of tax) due to the impact of interest rate swap agreements, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, $0.1 million (net of tax) related to merger and acquisition related expenses, and $0.1 million due to the tax impact of vested restricted shares.

Factors that impacted our year-to-date 2011 performance include, but are not limited to, the following:

•
increases in revenue and cost of services mainly due to acquisitions, including the Emerald Waste acquisition and the Stoughton transaction described in note 2 to our condensed consolidated financial statements included in Item 1 of this quarterly report;

•	rising fuel costs during 2011 resulted in reduced operating margins;

•	severe weather conditions in several markets causing interruption of normal operations and, as a result, lost revenue during the first and second quarters of 2011;

•
higher cost of services as a percentage of revenue, primarily due to higher fuel costs across all regions, higher disposal and hauling costs primarily due to higher rail hauling costs associated with increased volumes, integration costs, a change in our mix of business due to adding more residential collection with the Emerald Waste acquisition, and labor cost increases in Texas associated with acquisitions, produced lower operating margins; and

•
increases in interest expense as a result of carrying larger debt balances due to acquisitions and debt financing, loss on early extinguishment of debt due to the tender and redemption of our senior notes, and the write-off of deferred financing costs associated with an amendment of our revolving credit facility.

Our operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Our revenue is generated primarily from our landfill disposal services and our collection operations provided to residential, commercial and roll-off customers.  Internalization refers to the disposal of collected waste into the landfills we own.  All collected waste must ultimately be processed or disposed of, and landfills are the main depository for such waste.  Generally, the most cost efficient collection services occur within a 35-mile operating radius from the disposal site (up to 100 miles if a transfer station is used).  Collection companies that do not own a landfill within such range from their collection routes will usually have to dispose of the waste they collect in landfills owned by third parties.  Thus, owning a landfill in a market area provides substantial leverage in the waste management business.  Our internalization for the three and nine months ended September 30, 2011 was 68.2% and 68.3%, respectively.

The following table reflects our revenue segmentation (before elimination of intercompany revenue) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Collection	47.2%	44.9%	48.1%	45.4%
Disposal	33.3%	37.0%	32.4%	36.7%
Transfer and other	19.5%	18.1%	19.5%	17.9%
Total revenue before intercompany elimination	100.0%	100.0%	100.0%	100.0%

The following table reflects our total revenue by source for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Collection:
Residential	$17,808	$13,582	$50,736	$39,891
Commercial	10,663	6,268	29,504	18,856
Roll-off	12,086	11,561	34,678	33,126
Total collection	40,557	31,411	114,918	91,873
Disposal	28,578	25,905	77,286	74,184
Less Intercompany	7,951	7,704	22,652	21,505
Disposal, net	20,627	18,201	54,634	52,679
Transfer and other	16,736	12,716	46,627	36,149
Less Intercompany	3,521	3,049	10,513	8,820
Transfer and other, net	13,215	9,667	36,114	27,329
Total revenue	$74,399	$59,279	$205,666	$171,881

Please read note 11 to our condensed consolidated financial statements included in Item 1 of this quarterly report for certain geographic information related to our operations.

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

Forward-Looking Statements and Non-GAAP Measures

As indicated in “Risk Factors and Cautionary Statement About Forward-Looking Statements” above, this quarterly report contains forward-looking statements, all of which are qualified by the risk factors and other statements set forth in that section.

Our management evaluates our performance based on non-GAAP measures, of which the primary performance measure is adjusted EBITDA.  EBITDA, as commonly defined, refers to earnings before interest, taxes, depreciation and amortization.  Our adjusted EBITDA consists of earnings (net income or loss) available to common stockholders before preferred stock dividend, interest expense (including write-off of deferred financing costs and debt discount), (gain) loss on early extinguishment of debt, impact of interest rate swap agreements, income tax expense, depreciation and amortization, impairment of goodwill, net (gain) loss on early disposition of notes receivable/payable, and merger and acquisition related expenses.  We also use these same measures when evaluating potential acquisition candidates.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and restricted stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreements; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA	$17,415	$14,344	$44,904	$40,748
Depreciation and amortization	(9,060)	(7,623)	(24,960)	(22,682)
Merger and acquisition related expenses	(2)	(38)	(439)	(172)
Interest expense, net	(4,994)	(4,811)	(15,370)	(14,190)
Write-off of deferred financing costs	—	—	(157)	(184)
Loss on early extinguishment of debt	(1,722)	—	(5,797)	—
Impact of interest rate swap	—	(47)	—	(231)
Income tax provision	(1,113)	(1,042)	(39)	(1,932)
Accrued payment-in-kind dividend on preferred stock	(1,193)	(1,138)	(3,524)	(3,358)
Net loss available to common stockholders	$(669)	$(355)	$(5,382)	$(2,001)

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

We completed the IESI Oklahoma acquisition, the Stoughton transaction and the Emerald Waste acquisition during the nine months ended September 30, 2011.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, Inc.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 11, 2011, we entered into an operating agreement with an option to purchase Stoughton Recycling Technologies, LLC (“SRT”).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  On February 28, 2011, we closed the Emerald Waste acquisition pursuant to an amended equity interest purchase agreement to acquire one transfer station and three collection operations located in Central Florida.  The acquired Emerald Waste operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  Total consideration for these three transactions included $38.0 million of cash and 2,816,308 shares of our common stock valued at $14.7 million.  Information concerning our acquisitions may be found in our previously filed periodic and current reports and in note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report.

The following sets forth additional information regarding our acquisitions from January 1, 2008 through September 30, 2011:

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the three months ended September 30, 2011 and 2010 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Three months ended September 30, 2011:
Revenue	$14,493	$24,879	$12,488	$12,608	$9,931	$—	$74,399	100.0
Cost of services	10,090	18,008	7,683	10,200	7,783	—	53,764	72.3
Depreciation and amortization	1,522	2,958	1,749	1,404	1,333	94	9,060	12.2
General and administrative	969	1,829	835	—	136	(415)	3,354	4.5
Gain on sale of assets	(29)	(10)	—	—	(93)	—	(132)	(0.2)
Operating income	$1,941	$2,094	$2,221	$1,004	$772	$321	$8,353	11.2
Three months ended September 30, 2010:
Revenue	$12,908	$22,985	$11,757	$9,973	$1,656	$—	$59,279	100.0
Cost of services	8,872	16,125	7,265	8,564	1,229	—	42,055	70.9
Depreciation and amortization	1,365	2,897	1,654	1,156	437	114	7,623	12.9
General and administrative	874	1,602	618	—	112	(281)	2,925	4.9
Gain on sale of assets	—	—	(7)	—	—	—	(7)	(0.0)
Operating income (loss)	$1,797	$2,361	$2,227	$253	$(122)	$167	$6,683	11.3
Increase/(decrease) in 2011 compared to 2010:
Revenue	$1,585	$1,894	$731	$2,635	8,275	$—	$15,120
Cost of services	1,218	1,883	418	1,636	6,554	—	11,709
Depreciation and amortization	157	61	95	248	896	(20)	1,437
General and administrative	95	227	217	—	24	(134)	429
(Gain) loss on sale of assets	(29)	(10)	7	—	(93)	—	(125)
Operating income (loss)	$144	$(267)	$(6)	$751	894	$(154)	$1,670

Revenue. Total revenue for the three months ended September 30, 2011 increased $15.1 million, or 25.5%, to $74.4 million from $59.3 million for the three months ended September 30, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $11.4 million of the revenue growth while internal volume increased $1.8 million, operational price increases contributed $1.0 million, and pricing from fuel surcharges increased $0.9 million, all as compared to the same period in 2010.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Increases and decreases noted are as compared to the same period in 2010.  The Emerald Waste acquisition contributed to $8.2 million of the revenue increase in Region V.  The revenue increase of $1.6 million in Region I was primarily attributed to price increases of $0.3 million, volume increases of $1.0 million and increases in fuel surcharges of $0.3 million.  The revenue increase of $1.9 million in Region II was primarily attributed to acquisition growth of $1.8 million and increases in fuel surcharges of $0.4 million, partially offset by price decreases of $0.2 million and volume decreases of $0.1 million.  The revenue increase of $0.7 million in Region III was primarily attributed to price increases of $0.4 million, volume increases of $0.1 million and increases in fuel surcharges of $0.2 million.  The revenue increase of $2.6 million in Region IV was primarily attributed to $1.4 million from the Stoughton transaction, price increases of $0.5 million and volume increases of $0.7 million.

Cost of services. Total cost of services for the three months ended September 30, 2011 increased $11.7 million, or 27.8%, to $53.8 million from $42.1 million for the three months ended September 30, 2010.  The increase in cost of services was primarily a result of acquisitions.  Other factors contributing to the increase were higher fuel costs as well as higher disposal and hauling costs due to increased revenue.  For acquisitions within our existing markets, the acquired entities are integrated into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Stoughton transaction accounted for $1.5 million of the increase in cost of services in Region IV.  The Emerald Waste acquisition accounted for $6.5 million of the increase in cost of services in Region V.  Cost of services in Region I increased primarily due to rising fuel costs and increases in hauling and disposal costs as a result of increased revenue.  The increase in cost of services in Region II was primarily attributed to increased revenue, rising fuel costs, and increases in labor costs associated with acquisitions and the addition of several recycling contracts in the region.

Overall cost of services increased to 72.3% of revenue for the three months ended September 30, 2011 from 70.9% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV and Region V.  Cost of services in Region IV accounted for 80.9% of its revenue due to higher transportation and disposal costs associated with increased rail hauling.  Cost of services in Region V accounted for 78.4% of its revenue due to initial integration costs for assets acquired from Emerald Waste as well as a change in our mix of business to primarily residential collection operations which typically have lower operating margins.  Other than the impact of Region IV and Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 6.1% for the three months ended September 30, 2010 to 7.9% for the three months ended September 30, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended September 30, 2011 increased by 18.9% to $9.1 million from $7.6 million for the three months ended September 30, 2010.  The increase can mainly be attributed to the acquisition of Emerald Waste in Region V.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
Operating income	$8,353	11.2%	$6,683	11.3%
Interest expense, net	(4,994)	(6.7)	(4,811)	(8.1)
Loss on early extinguishment of debt	(1,722)	(2.3)	—	—
Impact on interest rate swap	—	—	(47)	(0.1)
Income tax provision	(1,113)	(1.5)	(1,042)	(1.8)
Accrued payment-in-kind dividend on preferred stock	(1,193)	(1.6)	(1,138)	(1.9)
Net loss available to common stockholders	$(669)	(0.9)%	$(355)	(0.6)%

Interest expense, net. Interest expense, net for the three months ended September 30, 2011 increased $0.2 million, or 3.8%, to $5.0 million from $4.8 million for the three months ended September 30, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended September 30, 2011 resulted from the redemption of $49.0 million aggregate principal amount of our senior notes in July 2011.  The $1.7 million loss was recognized for the write-off of unamortized deferred financing costs and the transaction costs associated with the redeemed senior notes.

Income tax provision. Income tax provision for the three months ended September 30, 2011 as a percentage of pre-tax income was 68.0% as compared to income tax provision as a percentage of pre-tax income of 57.1% for the three months ended September 30, 2010.  The rate in the current year period is based on our anticipated 2011 annual effective income tax rate of 52.0% as compared to 54.6% for the same period in 2010, adjusted for discrete items recorded in the current year associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

Accrued payment-in-kind dividend on preferred stock. The $1.2 million and $1.1 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the nine months ended September 30, 2011 and 2010 and the changes between the segments for each category (dollars in thousands):

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Nine months ended September 30, 2011:
Revenue	$40,970	$73,094	$35,758	$32,003	$23,841	$—	$205,666	100.0
Cost of services	28,774	52,795	22,553	27,481	19,234	—	150,837	73.4
Depreciation and amortization	4,241	8,729	4,921	3,552	3,230	287	24,960	12.1
General and administrative	2,907	5,488	2,506	—	409	(756)	10,554	5.1
(Gain) loss on sale of assets	(36)	47	(34)	—	(167)	—	(190)	(0.1)
Operating income	$5,084	$6,035	$5,812	$970	$1,135	$469	$19,505	9.5
Nine months ended September 30, 2010:
Revenue	$38,084	$67,636	$33,045	$28,339	$4,777	$—	$171,881	100.0
Cost of services	26,495	47,098	21,313	24,913	3,639	—	123,458	71.8
Depreciation and amortization	4,049	8,624	4,987	3,383	1,298	341	22,682	13.2
General and administrative	2,622	4,805	1,894	—	336	(914)	8,743	5.1
(Gain) loss on sale of assets	150	1	(1,031)	—	(16)	—	(896)	(0.5)
Operating income (loss)	$4,768	$7,108	$5,882	$43	$(480)	$573	$17,894	10.4
Increase/(decrease) in 2011 compared to 2010:
Revenue	$2,886	$5,458	$2,713	$3,664	19,064	$—	$33,785
Cost of services	2,279	5,697	1,240	2,568	15,595	—	27,379
Depreciation and amortization	192	105	(66)	169	1,932	(54)	2,278
General and administrative	285	683	612	—	73	158	1,811
(Gain) loss on sale of assets	(186)	46	997	—	(151)	—	706
Operating income (loss)	$316	$(1,073)	$(70)	$927	1,615	$(104)	$1,611

Revenue. Total revenue for the nine months ended September 30, 2011 increased $33.8 million, or 19.7%, to $205.7 million from $171.9 million for the nine months ended September 30, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $27.8 million of the revenue growth while operational price increases contributed $5.2 million, pricing from fuel surcharges increased $2.8 million, and internal volume decreased $1.3 million, all as compared to the same period in 2010.  In addition, our revenue was negatively impacted by $0.7 million due to the asset sale of our Jonesboro operations in April 2010.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Increases and decreases noted are as compared to the same period in 2010.  The Emerald Waste acquisition contributed to $18.8 million of the revenue increase in Region V.  The revenue increase of $2.9 million in Region I was primarily attributed to price increases of $1.3 million, volume increases of $0.7 million and increases in fuel surcharges of $0.9 million.  The revenue increase of $5.5 million in Region II was primarily attributed to acquisition growth of $5.1 million and increases in fuel surcharges of $1.1 million, partially offset by price decreases of $0.1 million and volume decreases of $0.6 million.  The revenue increase of $2.7 million in Region III was primarily attributed to price increases of $1.5 million, volume increases of $1.2 million and increases in fuel surcharges of $0.7 million, partially offset by the Jonesboro divestiture of $0.7 million.  The revenue in Region III was largely boosted by $2.0 million of additional special waste volumes in Arkansas.  The revenue increase of $3.7 million in Region IV was primarily attributed to $3.9 million from the Stoughton transaction and prices increases of $2.5 million, partially offset by volume decreases of $2.7 million.

Cost of services. Total cost of services for the nine months ended September 30, 2011 increased by 22.2% to $150.8 million from $123.5 million for the nine months ended September 30, 2010.  The increase in cost of services was primarily a result of acquisitions.  Other factors contributing to the increase were higher fuel costs as well as higher disposal and hauling costs due to increased revenue.  For acquisitions within our existing markets, the acquired entities are integrated into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Emerald Waste acquisition in Region V accounted for $15.3 million of the increase in cost of services.  Cost of services in Region I increased primarily due to rising fuel costs and increases in hauling and disposal costs associated with increased rail hauling.  The increase in cost of services in Region II was primarily attributed to increased revenue, rising fuel costs, and increases in labor costs associated with acquisitions, the addition of several recycling contracts and wage adjustments in the region.  Cost of services in Region III increased primarily as a result of rising fuel costs and increased labor costs associated with revenue increases in Arkansas and North Carolina.  The Stoughton transaction accounted for $4.2 million of the increase in cost of services in Region IV.  This increase in cost of services was partially offset by various cost reductions, including waste taxes, within the region.

Overall cost of services increased to 73.4% of revenue for the nine months ended September 30, 2011 from 71.8% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV and Region V.  Cost of services in Region IV accounted for 85.9% of its revenue due to higher transportation and disposal costs.  Cost of services in Region V accounted for 80.7% of its revenue due to initial integration costs for assets acquired from Emerald Waste as well as a change in our mix of business to primarily residential collection operations which typically have lower operating margins.  Other than the impact of Region IV and Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 6.1% for the nine months ended September 30, 2010 to 8.2% for the nine months ended September 30, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the nine months ended September 30, 2011 increased $2.3 million, or 10.0%, to $25.0 million from $22.7 million for the nine months ended September 30, 2010.  The increase can mainly be attributed to the acquisition of Emerald Waste in Region V.

General and administrative. Total general and administrative expense for the nine months ended September 30, 2011 increased by 20.7% to $10.6 million from $8.7 million for the nine months ended September 30, 2010.  The increase in general and administrative expense was mainly attributable to increases in payroll-related cost, merger and acquisition related transaction expenses and stock based compensation expenses.

(Gain) loss on sale of assets. Net gain on sale of assets for the nine months ended September 30, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,
	2011		2010
Operating income	$19,505	9.5%	$17,894	10.4%
Interest expense, net	(15,370)	(7.5)	(14,190)	(8.3)
Write-off of deferred financing costs	(157)	(0.1)	(184)	(0.1)
Loss on early extinguishment of debt	(5,797)	(2.8)	—	—
Impact on interest rate swap	—	—	(231)	(0.1)
Income tax provision	(39)	(0.0)	(1,932)	(1.1)
Accrued payment-in-kind dividend on preferred stock	(3,524)	(1.7)	(3,358)	(2.0)
Net loss available to common stockholders	$(5,382)	(2.6)%	$(2,001)	(1.2)%

Interest expense, net. Interest expense, net for the nine months ended September 30, 2011 increased $1.2 million, or 8.3%, to $15.4 million from $14.2 million for the nine months ended September 30, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions, outstanding untendered senior notes and issuance of new senior notes.

Write-off of deferred financing costs.  The $0.2 million and $0.2 million write-offs of deferred financing costs for the nine months ended September 30, 2011 and 2010, respectively, reflect the partial write-off of deferred financing costs associated with our revolving credit facility as a result of amendments on May 25, 2011 and June 30, 2010, respectively.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2011 resulted from the tender and redemption to extinguish $150 million aggregate principal amount of our senior notes in June and July of 2011.  The $5.8 million loss was recognized for the write-off of unamortized deferred financing costs and the transaction costs associated with the tendered and redeemed senior notes.

Impact of interest rate swap. The impact of interest rate swap for the nine months ended September 30, 2010 was attributable to a $6.0 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $5.8 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  There was no impact of interest rate swap during the nine months ended September 30, 2011, as the swap expired on November 1, 2010.

Income tax provision. Income tax provision for the nine months ended September 30, 2011 as a percentage of pre-tax loss was 2.1% as compared to income tax provision as a percentage of pre-tax income of 58.7% for the nine months ended September 30, 2010.  The rate in the current year period is based on our anticipated 2011 annual effective income tax rate of 52.0% as compared to 54.6% for the same period in 2010, adjusted for discrete items recorded in the current year associated with the early extinguishment of senior notes.  Such rate differs from the federal statutory rate of 35% due to state income taxes, valuation allowances associated with state net operating loss carryforwards and estimates of non-deductible expenses.

Accrued payment-in-kind dividend on preferred stock. The $3.5 million and $3.4 million in accrued PIK dividend on preferred stock relate to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the nine months ended September 30, 2011 and 2010, respectively.

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

To address potential credit and liquidity issues, we consider several items.  Despite the rising fuel costs, higher labor and integration costs as well as severe weather that impacted our collection and disposal revenues in several markets during the first half of the year 2011, our adjusted EBITDA has improved period over period, with an increase of 8.6% from the second quarter of 2011 to the third quarter of 2011.  We are actively seeking growth opportunities through acquisitions.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on any single vendor to meet the needs of our operations.

We consummated the tender offer and payment of $101.0 million aggregate principal amount of our $150 million 9.25% senior notes due 2014 (the “2014 Notes”) in June 2011.  We completed the redemption of all remaining $49.0 million principal amount of the 2014 Notes in July 2011.  Also in June 2011, we issued $175 million 7.50% senior notes due 2019 (the “2019 Notes”).  We used the $25 million in excess proceeds to pay for related transaction costs and pay down our revolving credit facility.  We amended our revolving credit agreement in May 2011 to extend the term from January 31, 2014 to April 2016 and to allow for the issuance of the 2019 Notes.  These transactions allow us to achieve long-term interest savings and to provide greater financial flexibility and access to our revolving credit facility.  For further information about credit risks, please see “Risk Factors and Cautionary Statement About Forward-Looking Statements” in this quarterly report and Item 1A “Risk Factors” below.  For further information about our senior notes and our credit facility, please see “9.25% Senior Notes Due 2014”, “7.50% Senior Notes Due 2019” and “Revolving Bank Credit Facility” below.

A portion of our capital expenditures is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of September 30, 2011, we had total outstanding long-term debt of approximately $280.6 million, consisting of $175 million of senior notes, $104.0 million outstanding under our credit facilities, and approximately $1.6 million of various seller notes.  This represented an increase of approximately $48.0 million over our total debt outstanding as of December 31, 2010.  The increase in outstanding debt since December 31, 2010 was primarily due to $25.0 million in additional senior notes and a $23.0 million increase in borrowings under the credit facility.  As of September 30, 2011, we had $104.0 million outstanding under the revolving credit facility and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $83.9 million in available capacity under the facility.  With $4.7 million cash on hand at September 30, 2011, our total capacity was approximately $88.6 million.

9.25% Senior Notes Due 2014

On June 7, 2011, we accepted for purchase and payment $101.0 million aggregate principal amount (or approximately 67.3%) of our 9.25% senior notes due 2014 (the “2014 Notes”) that were validly tendered and not validly withdrawn, pursuant to our previously announced tender offer and consent solicitation, which commenced on May 23, 2011.  Total payments of approximately $108.4 million associated with the tender offer included tender offer consideration, consent payment, accrued and unpaid interest and related transaction costs.  On June 8, 2011, we elected to redeem all remaining outstanding 2014 Notes (the “Redeemed Notes”) and instructed the Trustee to provide the requisite notice of redemption to holders of the Redeemed Notes.  The tender offer for the 2014 Notes expired on June 21, 2011.  Following the expiration of the tender offer, we completed the redemption of all of the Redeemed Notes on July 8, 2011 (the “Redemption Date”).  The redemption price for the Redeemed Notes was 102.313% of the $49.0 million principal amount of the Redeemed Notes, plus accrued and unpaid interest (the “Redemption Price”), resulting in a total redemption payment of $50.5 million.  Following payment of the Redemption Price on the Redemption Date, there are no 2014 Notes outstanding.

As of September 30, 2011, we incurred a $5.8 million loss on early extinguishment of debt associated with the tender and redemption of the 2014 Notes, which consisted of $1.7 million write-off of unamortized deferred financing costs and $4.1 million associated with tender offer consent payment, call premium of the Redeemed Notes and related transaction costs.

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

7.50% Senior Notes Due 2019

On June 7, 2011, we issued the senior notes maturing on June 15, 2019 (the “2019 Notes”), which bear interest at 7.50% per annum on the principal amount of $175 million from June 7, 2011, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2011.  The 2019 Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness and senior to any of the Company’s existing and future subordinated indebtedness.  The 2019 Notes will be effectively subordinated to any existing or future secured indebtedness, to the extent of the assets securing such indebtedness.  We incurred approximately $4.4 million of financing costs associated with the 2019 Notes.

We may, at our option, redeem all or part of the 2019 Notes, at any time on or after June 15, 2014, at fixed redemption prices specified in the indenture under which the 2019 Notes were issued as described below, plus accrued and unpaid interest, if any, to the date of redemption.  We may also, at our option, redeem all or part of the 2019 Notes, at any time prior to June 15, 2014, at a “make-whole” price set forth in the indenture, plus accrued and unpaid interest as liquidated damages, if any, to the date of redemption.  At any time, which may be more than once, before June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 2019 Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.5% of the par value of the 2019 Notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, as long as we redeem the 2019 Notes within 180 days of completing the equity offering and at least 65% of the aggregate principal amount of the 2019 Notes issued remains outstanding after the redemption.

The 2019 Notes were issued under the indenture, by and among us, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee, and are guaranteed by the guarantors.  The guarantees are senior unsecured obligations of the guarantors.  The guarantees rank equally with all existing and future senior unsecured indebtedness of the guarantors and senior to any existing and future subordinated indebtedness of the guarantors.  The guarantees are effectively subordinated to any existing or future secured indebtedness of the guarantors to the extent of the assets securing such indebtedness.  The indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the indenture.  As of September 30, 2011, we were in compliance with all covenants under the indenture governing the 2019 Notes.

Revolving Bank Credit Facility

On May 25, 2011, we, Comerica Bank, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to Revolving Credit Agreement (the “Amendment”) to amend the Revolving Credit Agreement dated July 5, 2006 (as amended, the “Credit Agreement”), by and between us, Comerica Bank as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes us to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the current aggregate revolving credit commitments of $175 million under the Credit Agreement may be increased at our request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond refinancing evidenced by the Purchase Agreement for the 2019 Notes (and the related tender offer for our senior notes due 2014) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

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

Our credit facility is subject to various financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The credit facility also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), to maintain specified debt service ratios, to limit capital expenditures, and to maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that do not correspond to GAAP or Non-GAAP measures disclosed in this quarterly report and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

•	our maximum Leverage Ratio (as defined in the Credit Agreement) for the trailing 12-month reporting period on each quarterly reporting date is 5.25 to 1.00;

•	we maintain a Pro Forma Adjusted EBITDA Debt Service Ratio (as defined in the Credit Agreement) for the trailing 12-month period of not less than 2.25 to 1.00 until maturity;

•	our maximum Senior Secured Funded Debt Leverage Ratio (as defined in the Credit Agreement) is 3.25 to 1.00;

•	we cannot make any Maintenance Capital Expenditures (as defined in the Credit Agreement) exceeding 15% of our consolidated total revenue as calculated at the end of a fiscal year; and

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

As of September 30, 2011, we were in compliance with all covenants under the credit facility.

Preferred Stock

On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ares Corporate Opportunities Fund II L.P. (“Ares”), which provided for us to issue and sell 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, to Ares. The purchase price per preferred share was $100.00, for an aggregate purchase price of $75 million.  The preferred stock is convertible into our common stock, par value $0.01 per share, at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  The closing of the sale and issuance of the full amount of preferred shares pursuant to the Purchase Agreement was completed on July 27, 2006.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments were non-discretionary for the initial five-year period that expired on July 27, 2011.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

The preferred shares are immediately convertible at Ares’ discretion into 10,089,371 shares of our common stock, which would represent approximately 29.9% of our outstanding common stock on a post-conversion basis as of September 30, 2011.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  Because the preferred shares have not been converted within five years of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.

Other material terms of the preferred stock are as follows:

•
all dividends that would otherwise be payable through the fifth anniversary of issuance shall automatically be accelerated and paid in kind immediately prior to the occurrence of any of the following acceleration events:

•	liquidation;

•	bankruptcy;

•
closing of a public offering of our common stock pursuant to an effective registration statement (except for common stock issued pursuant to a Form S-4, solely for sales by third parties, or pursuant to Ares’ own registration rights agreement);

•	the average of the closing price of our common stock for each of 20 consecutive trading days exceeds $14.40 per share; and

•
upon a “fundamental transaction,” defined in the Purchase Agreement as including a “group” (defined in the Securities Exchange Act of 1934, as amended) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that would result in the transfer of a majority of voting rights;

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

•	we can redeem for cash equal to the liquidation preference;

•	we can pay dividends in cash at our discretion;

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

•
Ares can elect to treat any fundamental transaction as a liquidation event, which would entitle Ares to its liquidation preferences.  Following such election, in the event that we elect to make any payment such as a dividend or stock repurchase payment to a common shareholder, we would be required to repay Ares the full amount of the liquidation preference associated with the preferred stock.  However, if securities of another company are issued as consideration in a fundamental transaction, we would have the option of requiring Ares to accept such common shares to satisfy the liquidation preference if shares are then quoted on the Nasdaq Stock Market or listed on the New York Stock Exchange.  The value of such shares is to be determined at 98% of the closing price on the trading day preceding the transaction and the shares are freely transferable without legal or contractual restrictions;

•
the preferred stock voting as a separate class elects (i) two directors to our board of directors for so long as Ares continues to hold preferred stock representing at least 20% of our “post-conversion equity” (outstanding common stock assuming conversions into common shares of all securities, including the preferred stock and assuming preferred stock dividends accelerated to include a full five years), (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors if it holds below 10% of our post-conversion equity;

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

Contractual Obligations

There were no material changes to our business during the three and nine months ended September 30, 2011 other than the items listed in the Contractual Obligations table included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 10, 2011.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $27.4 million and $22.9 million, respectively.  The changes in cash flows from operating activities period over period were due to the change from net income to net loss adjusted for certain charges and changes in components of working capital.  The adjusted charges primarily consist of depreciation and amortization, deferred taxes, unrealized gain or loss on interest rate swap, amortization and write-off of deferred financing costs, loss on early extinguishment of debt, stock-based compensation, gain or loss on sale of assets and landfill accretion expense.  While these charges affect our earnings comparison, they have no impact on net cash provided by operating activities.  Adjusted for these charges, net income increased $10.0 million in 2011 over 2010.  It primarily reflected increases in operating income and cash savings due to the expiration of interest rate swap on November 1, 2010.  Working capital changes are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.  Changes in our working capital accounts unfavorably impacted cash flows from operating activities during the nine months ended September 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $63.5 million and $23.8 million for the nine months ended September 30, 2011 and 2010, respectively.  The fluctuation is mainly caused by additional $34.6 million spent on acquisitions period over period.  In addition, capital expenditures related to our existing operations increased $5.1 million period over period.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2011 and 2010 was $37.6 million and $(1.6) million, respectively.  Net cash provided by (used in) financing activities during the nine months ended September 30, 2011 and 2010 mainly includes a combination of proceeds from issuance of our 2019 Notes, repayment of our 2014 Notes, borrowings under our revolving credit facilities, repayment of other debt and financing costs incurred.

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

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements.  Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates in note 8 to the financial statements included in Item 1 of this quarterly report and in note 1 (f) to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010.  For a description of other significant accounting policies, see note 1 to the financial statements included in Item 1 of this quarterly report and in note 1 to our financial statements in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 10, 2011.

In summary, our landfill accounting policies include the following:

Capitalized Landfill Costs

At September 30, 2011, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of September 30, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At September 30, 2011, no capitalized interest had been included in capitalized landfill costs; however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

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

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of September 30, 2011, we have included 139 million cubic yards of expansion airspace with estimated development costs of approximately $93.5 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2011	2010
Number of landfills owned	25	25
Landfill depletion and amortization expense (in thousands)	$9,318	$12,598
Accretion expense (in thousands)	740	1,095
	$10,058	$13,693
Airspace consumed (in thousands of cubic yards)	4,544	6,186
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.21	$2.21

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  As of September 30, 2011, we had $104.0 million in borrowings under our revolving credit facility which bears interest at variable or floating rates.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $1.0 million.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 2019 Notes.  As of September 30, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $166.3 million compared to a carrying amount of $175 million.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None.

(b)	Not applicable.

(c)

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2011	—		—	—	—
August 1 – August 31, 2011	—		—	—	—
September 1 – September 30, 2011	17,060	(1)	$4.22	—	—
Total	17,060	(1)	$4.22	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1*	First Supplemental Indenture, dated as of October 12, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee.
12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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
Joseph J. Scarano, Jr.
Vice President and Controller
(Principal Accounting Officer)

Date: October 27, 2011

EXHIBIT INDEX

10.1*	First Supplemental Indenture, dated as of October 12, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee.
12.1*	Statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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