Form 10-K
period 2011-12-31
WCA WASTE CORP
filed 2012-03-15
CIK 1282398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50808

WCA Waste Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0829917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1330 Post Oak Boulevard, 30th Floor
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 based on the closing sales price as reported on The Nasdaq Stock Market on such date was approximately $69.2 million.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of common stock outstanding as of March 9, 2012: 23,915,045 (excluding 1,073,957 shares of treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K (“Form 10-K”).  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders is not deemed to be filed as part hereof.

PART I

Item 1.  Business.

Introduction

We are a vertically integrated, non-hazardous solid waste management company providing non-hazardous solid waste collection, transfer, processing, and disposal services in the United States.  As of December 31, 2011, we served approximately 441,000 commercial, industrial and residential collection customers and 7,000 landfill and transfer station customers in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.  As of December 31, 2011, we owned and/or operated 25 landfills, 29 collection operations and 29 transfer stations/materials recovery facilities (MRFs).  Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and three transfer stations are idle.  Additionally, we operate but do not own four of the transfer stations.

WCA Waste Corporation was incorporated as a Delaware corporation in 2004 and is the parent of WCA Waste Systems, Inc., its principal operating subsidiary.  WCA Waste Corporation is a holding company and all of our operations are conducted through our subsidiaries. Accordingly, unless the context requires otherwise, references in this annual report on Form 10-K to “WCA,” “we,” “us,” or “our” refer to WCA Waste Corporation and our direct and indirect subsidiaries on a consolidated basis.

Proposed Acquisition by a Subsidiary of Macquarie Infrastructure Partners

Agreement and Plan of Merger

On December 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cod Intermediate, LLC, a Delaware limited liability company (“Parent”), and Cod Merger Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent is owned by Macquarie Infrastructure Partners II U.S., L.P. and Macquarie Infrastructure Partners II International, L.P.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by our board of directors, at the closing of the merger (the “Effective Time”), Merger Sub will merge with and into WCA (the “Merger”) and the separate corporate existence of Merger Sub will cease.  WCA will be the Surviving Corporation in the Merger and will be a wholly-owned subsidiary of Parent.  Each share of common stock of WCA issued and outstanding immediately prior to the Effective Time (other than shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive $6.50 in cash.  Each share of Series A Preferred Stock issued and outstanding immediately prior to the Effective Time (other than any shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive an amount in cash equal to the preferred stock liquidation preference as of the date of closing.  Each share of Common Stock and Series A Preferred Stock owned, directly or indirectly, by Merger Sub immediately prior to the Effective Time or held by WCA or any of its subsidiaries immediately prior to the Effective Time shall be cancelled and cease to exist and no consideration shall be delivered in exchange for such cancellation and retirement.  All shares of restricted Common Stock shall vest in full at the Effective Time and the holders shall be entitled to receive $6.50 in cash for each share of restricted Common Stock.

Each party’s obligation to complete the Merger is subject to various customary conditions, including, among others, (a) approval of the Merger Agreement by the stockholders of WCA, which occurred on March 8, 2012, (b) there being no law or injunction prohibiting consummation of the Merger, (c) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on February 6, 2012, (d) subject to specified materiality standards, the accuracy of the representations and warranties of the other party and (e) compliance by the other party in all material respects with its covenants. Parent’s obligation to complete the Merger is additionally subject to (a) no material adverse effect on WCA having occurred since December 21, 2011, (b) holders of no more than 10% of the outstanding common stock of WCA and holders of no more than 10% of the outstanding preferred stock of WCA shall have exercised their dissenters’ rights, (c) no event of default under the WCA’s credit agreement shall have occurred and have caused the debt financing not to be available in full, and (d) certain regulatory approvals having been obtained by WCA, all of which have been obtained.

We anticipate that the Merger will close in March 2012.  As of December 31, 2011, we incurred approximately $1.1 million associated with the transaction.

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

As of December 31, 2011, we owned 25 landfills throughout the regions we serve, two of which, though fully permitted, have not yet commenced operations.  We believe that our number of landfills coupled with the geographic locations of those landfills in the regions we serve positions us to maintain high levels of internalization within our existing markets.  As a result of our vertical integration, for the years ended December 31, 2011 and 2010, we internalized approximately 68% and 72% of the total waste we collected, respectively.

Acquisition History and Outlook

Acquisitions have played a key role in our revenue growth and operating history.  Our acquisition history has included both strategic acquisitions of landfill assets that have enabled us to enter new markets and “tuck-in” acquisitions of collection operations and transfer stations that have expanded our operations in those markets which we already serve.  Collectively, the numerous acquisitions which we have completed have contributed significantly to our overall growth and continue to have a material effect on our operating results.  We strive to integrate all of our completed acquisitions into our existing operations as soon as feasible; however, it may take up to a year to fully realize operating synergies for the acquisitions that we completed in 2011.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Acquisitions” to this Form 10-K for more information regarding our completed acquisitions.  For a summary of the impact of the acquisitions during 2011, 2010 and 2009 on our reported financial results for such periods, please read note 3 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplemental Data” to this Form 10-K.

On December 31, 2009 we consummated the acquisition of the operating subsidiaries of Live Earth, LLC (collectively, the “Live Earth Companies”), which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The acquisition of the Live Earth Companies represented our largest acquisition to date and included the Sunny Farms Landfill, a 457-acre site permitted to accept municipal solid waste, industrial waste and construction and demolition debris located in Seneca County, Ohio; Champion City Recovery, a transfer station permitted to accept 1,000 tons a day located south of Boston, Massachusetts; and a rail haul operation over a Class 1 rail line transporting waste from the east coast to Sunny Farms Landfill.  In 2010, we acquired Washita Disposal, Five JAB Environmental Services, Sprint Waste Services and DINA Industries, all of which are tuck-in acquisitions.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 15, 2011, we entered into an operating agreement with and an option to purchase Stoughton Recycling Technologies, LLC (“SRT”).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  On February 28, 2011, we completed the acquisition of certain assets of Emerald Waste Services (“Emerald Waste”), including one transfer station and three collection operations located in Central Florida.  The acquired operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  In 2012, we intend to continue seeking and pursuing attractive acquisition opportunities that enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  We have sufficient capacity under our credit agreement and through available authorized shares of our capital stock to pursue and consummate opportunistic acquisitions that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.

Our Operations and Customers

Our operations consist of the collection, transfer, processing and disposal of solid waste.  Our revenue mix for the years ended December 31, 2011, 2010 and 2009 is shown in the table below (dollars in thousands):

	2011		2010		2009
	$	%	$	%	$	%
Collection	$153,380	56.0%	$123,070	53.6%	$125,931	64.9%
Disposal	73,217	26.7	70,503	30.7	43,722	22.5
Transfer and other, net	47,217	17.3	35,911	15.7	24,485	12.6
Total revenue	$273,814	100.0%	$229,484	100.0%	$194,138	100.0%

Customers

We have a broad and diverse customer base.  No single customer accounted for more than 2.5% of our revenue for the years ended December 31, 2011, 2010 or 2009.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplemental Data,” note 12 to our consolidated financial statements included in this Form 10-K for certain geographic information relating to our operations.

Collection Services

As of December 31, 2011, we provided solid waste collection services to approximately 441,000 industrial, commercial and residential customers in 12 states through 29 collection operations.  In 2011, our collection revenue consisted of approximately 29% from services provided to industrial customers, 26% from services provided to commercial customers and 45% from services provided to residential customers.

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

In areas where we conduct collection operations remote from one of our landfills, we often pursue the acquisition or development of transfer stations.  Transfer stations allow us to consolidate waste for subsequent transfer in larger loads, thereby making disposal in our otherwise remote landfills economically feasible.  A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected.  The waste is unloaded from the collection trucks and reloaded onto larger transfer trucks for transportation to a landfill for final disposal.  In addition to increasing our ability to internalize the waste that our collection operations collect, using transfer stations reduces the costs associated with transporting waste to final disposal sites because the trucks we use for transfer have a larger capacity than collection trucks, thus allowing more waste to be transported to the disposal facility on each trip.  It also increases the efficiency of our collection personnel and equipment because it allows them to focus more on collection.  The following table reflects the number of transfer stations/MRFs we owned and operated by state as of December 31, 2011, 2010 and 2009.

	2011		2010		2009
Alabama	3	(1)	3	(1)	3	(1)
Arkansas	2	(1)	2	(1)	2	(1)
Florida	5		4		4
Kansas	1	(1)	1	(1)	1	(1)
Massachusetts	2	(1)	1		1
Missouri	7		7		7
North Carolina	4		3		3
Oklahoma	1		—		—
South Carolina	1		1		1
Texas	3		2		2
Total	29		24		24

(1)	Indicates a transfer station that we operated but did not own as of December 31 of the year presented.

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

Landfills

As of December 31, 2011, we owned 25 non-hazardous solid waste landfills in 12 states, two of which, though fully permitted, have not yet commenced operations.  The following table sets forth certain information as of December 31, 2011 for each of our landfills.  For information concerning accounting principles we use for landfill accounting and a description of our use of estimates, please refer to Part II, Item 8 “Financial Statements and Supplemental Data,”  notes 1(f) and 2 to our consolidated financial statements included in this Form 10-K.

Landfill	Location	Permitted Waste	Permitted Capacity (1) (Cu. Yds)	Probable Expansion Capacity (2) (Cu. Yds)	Total Capacity (3) (Cu. Yds)	Remaining Permitted Life (4) (Years)		Total Remaining Life (3)(4) (Years)
Oak Grove	Arcadia, KS	MSW	6,336,315	13,547,305	19,883,620	29.8		93.6
Black Oak	Hartville, MO	MSW	5,557,458	7,018,000	12,575,458	20.6		46.5
Central Missouri	Sedalia, MO	MSW	7,719,462	7,500,000	15,219,462	32.3		63.7
Eagle Ridge	Bowling Green, MO	MSW	2,240,958	16,633,000	18,873,958	12.9		108.9
Rolling Meadows	Hazen, AR	MSW	3,241,126	20,000,000	23,241,126	8.9		63.9
Union County	El Dorado, AR	MSW	2,976,196	738,800	3,714,996	14.1		17.6
Darrell Dickey(5)	Houston, TX	MSW	5,239,003	—	5,239,003	N/A	(5)	N/A	(5)
Fort Bend	Houston, TX	MSW	42,212,459	15,545,149	57,757,608	46.9		64.2
Pauls Valley	Oklahoma City, OK	MSW	6,782,310	—	6,782,310	104.3		104.3
Sooner	Oklahoma City, OK	MSW	2,192,358	4,012,190	6,204,548	33.5		94.8
Bondad	Durango, CO	MSW	2,299,431	—	2,299,431	43.7		43.7
Sunny Farms	Fostoria, OH	MSW	2,798,440	33,647,326	36,445,766	2.1		27.3
Hardy Road	Houston, TX	C&D	4,296,882	4,450,155	8,747,037	10.5		21.4
Greenbelt	Houston, TX	C&D	4,178,454	4,304,365	8,482,819	16.5		33.6
Ralston Road	Houston, TX	C&D	1,282,454	—	1,282,454	11.0		11.0
Applerock(5)	Houston, TX	C&D	8,750,000	—	8,750,000	N/A	(5)	N/A	(5)
Shiloh	Travelers Rest, SC	C&D	3,015,809	—	3,015,809	37.1		37.1
Yarnell	Knoxville, TN	C&D	1,078,225	—	1,078,225	16.9		16.9
Blount	Trafford, AL	C&D	14,698,246	11,180,143	25,878,389	117.4		206.8
Fines	Alpine, AL	C&D/Industrial	7,543,284	—	7,543,284	153.8		153.8
High Point	High Point, NC	C&D	3,813,617	—	3,813,617	46.5		46.5
Raleigh	Raleigh, NC	C&D	6,851,421	6,612,722	13,464,143	41.7		82.0
DeSoto	Arcadia, FL	C&D	6,078,357	1,894,068	7,972,425	33.0		43.3
Fort Meade	Ft Meade, FL	C&D	4,080,267	3,635,910	7,716,177	40.8		77.2
Northeast	Oklahoma City, OK	C&D	4,141,645	3,347,911	7,489,556	23.8		43.0
Total			159,404,177	154,067,044	313,471,221	39.1		65.3

(1)
Permitted capacity includes the total available airspace approved by state and, if required, local regulatory agencies for our use.  Additional approvals may be required for construction and use of specific cells within the permitted area.  At any given time, certain landfills may be nearing the full capacity of existing approved cells.  The failure to obtain a consent or approval for construction or use of additional cells could have a material effect on our operations.  If the consent or approval is not obtained, we will evaluate alternative actions, such as diverting waste streams and pursuing legal recourse to challenge adverse regulatory rulings.  See Part I, Item 1A “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins” to this Form 10-K.

(2)
Probable expansion capacity includes possible expansion capacity that we believe, based on industry practice and our experience, is likely to be permitted.  The criteria we use to determine if permit expansion is probable include, but are not limited to, whether: (i) we believe that the project has fatal flaws; (ii) the land is owned or controlled by us, or under option agreement; (iii) we have committed to the expansion; (iv) financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact; (v) personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill; (vi) we believe the permit is likely to be received; and (vii) we believe that the timeframe to complete the permitting is reasonable.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplemental Data,” notes 1 and 2 to our consolidated financial statements included in this Form 10-K for information regarding our landfill accounting and use of estimates.

(3)
Includes expansions that we classify as “probable.”  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplemental Data,” notes 1 and 2 to our consolidated financial statements included in this Form 10-K for information regarding our landfill accounting and use of estimates.

(4)	Based on current and estimated future disposal volumes.

(5)	Fully permitted but has not yet commenced operations, and therefore remaining permitted life and total remaining life cannot be calculated.

As indicated in the table above, as of December 31, 2011, 12 of our landfills were permitted to accept municipal solid waste.  The remaining 13 landfills were permitted to accept non-hazardous dry construction and demolition debris, which generally includes bricks, boards, metal, concrete, wall board and similar materials.  All of our landfills accept waste from municipalities, private sector waste collection companies and the general public.

Based on remaining permitted capacity (including probable expansions) as of December 31, 2011 and projected annual disposal volumes, the average remaining landfill life of our 23 operating landfills at December 31, 2011 was approximately 65.3 years.  Some of our landfills have the potential for expanded disposal capacity beyond their currently permitted limits.  We monitor the availability of permitted disposal capacity at each of our landfills on an ongoing basis and evaluate whether to pursue an expansion at a given landfill.  In making this determination with respect to a particular landfill, we consider a number of factors, including the estimated future volume of waste to be disposed of at the landfill, the estimated future prices for disposal of waste at the landfill, the amount of unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the required approvals and permits for expansion and the costs of developing the additional capacity.  Please read Part II, Item 8 “Financial Statements and Supplemental Data,” notes 1(f) and 2 to our consolidated financial statements included in this Form 10-K for information regarding our landfill accounting and use of estimates.  We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

We are currently seeking to expand permitted capacity at several of our landfills.  The table above includes a column reflecting expansions that we believe to be “probable” based on various estimates and assumptions.  For a description of how we make determinations whether permit expansion is probable, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” and Part II, Item 8 “Financial Statements and Supplemental Data,” note 1(f) to our consolidated financial statements to this Form 10-K.  However, we note that we may not be able to obtain permits for expansions, including expansions that we considered to be probable.  Therefore, the average remaining landfill life of our 23 operating landfills as of December 31, 2011 may not be 65.3 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.  Please read Part I, Item 1A “Risk Factors—Risks Relating to Our Business—We may not be successful in expanding the permitted capacity of our current or future landfills, which could restrict our growth, increase our disposal costs, and reduce our operating margins” included in this Form 10-K.

Available Airspace

The following table reflects airspace activity for landfills owned or operated by us for the years ended December 31, 2011, 2010 and 2009.

	Balance as of December 31, 2010	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2011
Permitted airspace:
Cubic yards (in thousands)	159,480	—	—	3,025	(5,972)	2,871	159,404
Number of sites	25	—	—	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	143,801	7,500	—	(4,507)	—	7,273	154,067
Number of sites	17	1	—	(2)	—	—	16
Total available airspace:
Cubic yards (in thousands)	303,281	7,500	—	(1,482)	(5,972)	10,144	313,471
Number of sites	25		—				25

	Balance as of December 31, 2009	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2010
Permitted airspace:
Cubic yards (in thousands)	164,885	—	—	3,625	(6,186)	(2,844)	159,480
Number of sites	25	—	—	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	134,707	14,356	—	(3,625)	—	(1,637)	143,801
Number of sites	15	3	—	(1)	—	—	17
Total available airspace:
Cubic yards (in thousands)	299,592	14,356	—	—	(6,186)	(4,481)	303,281
Number of sites	25		—				25

	Balance as of December 31, 2008	New Expansions Undertaken	Landfills Acquired, Net of Divestiture	Permits Granted	Airspace Consumed	Changes in Engineering Estimates and Design	Balance as of December 31, 2009
Permitted airspace:
Cubic yards (in thousands)	144,057	—	6,200	18,668	(4,933)	893	164,885
Number of sites	24	—	1	—	—	—	25
Expansion airspace:
Cubic yards (in thousands)	139,124	—	31,200	(18,668)	—	(16,949)	134,707
Number of sites	15	—	1	(1)	—	—	15
Total available airspace:
Cubic yards (in thousands)	283,181	—	37,400	—	(4,933)	(16,056)	299,592
Number of sites	24		1				25

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

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damage to the environment.  Such potential liabilities could involve, for example: (i) claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; (ii) claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or (iii) claims alleging negligence in the planning or performance of our work.  We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.  Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant.  Our solid waste operations have third party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions, which we believe are customary in the industry.  However, the limits of such environmental liability insurance may be inadequate in the event of a major loss.  Further, we may be unable to continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage prohibitively expensive or otherwise unavailable.  Please read Part I, Item 1A “Risk Factors—Risks Relating To Our Business—We may not be able to maintain sufficient insurance coverage to cover the risks associated with our operations, which could result in uninsured losses that would adversely affect our financial condition” included in this Form 10-K.

We have property insurance, general liability, automobile physical damage and liability, employment practices liability, pollution liability, directors and officers liability, fiduciary liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in our primary general liability, automobile liability and employer’s liability policies.  Each of our insurance policies contains a per occurrence or per loss deductible for which we are responsible.  Our deductibles range from $1,000 per loss under our employee practices to $100,000 for general liability and $250,000 per occurrence or loss under our automobile liability and workers’ compensation and employer’s liability coverages.  In addition, we have a $500,000 per loss deductible under our pollution liability coverage.  Accordingly, we are effectively self-insured for these amounts with respect to claims covered by our insurance policies, as well as with respect to amounts that exceed our policy limits (including our umbrella policy limits, where applicable).  In the future, we may be exposed to uninsured liabilities which could have a material adverse effect on our financial condition, results of operations or cash flows.  For more information on our insurance coverage, please read Part II, Item 8 “Financial Statements and Supplemental Data,” note 13(e) to our consolidated financial statements included in this Form 10-K.

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

As of December 31, 2011, we obtained performance bonds in an aggregate amount of approximately $95.8 million.  We had letters of credit in an aggregate amount of approximately $12.1 million, supporting performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and other financial assurance obligations.  For a description of the surety bonds and letter of credit commitments we had in place as of December 31, 2011, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Commitments” included in this Form 10-K.  If in the future we are unable to obtain such instruments in sufficient amounts or at acceptable rates, we could be precluded from retaining existing municipal solid waste collection contracts, entering into additional municipal contracts, or obtaining or retaining landfill or transfer station operating permits.  Please read Part I, Item 1A “Risk Factors—Risks Relating To Our Business—We may be unable to obtain financial assurances necessary for our operations, which could result in the closure of landfills or the termination of collection contracts” included in this Form 10-K.

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

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally.  Typically, revenue will be highest in the second and third calendar quarters and lowest in the first and fourth calendar quarters.  These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity.  We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.  Please read Part I, Item 1A “Risk Factors—Risks Relating To Our Business—Seasonal fluctuations will cause our business and results of operations to vary among quarters, which could adversely affect our stock price” included in this Form 10-K.

Employees

As of December 31, 2011, we had approximately 1,211 full-time employees.  A group of 16 employees at one of our locations is represented by a union.  In 2011, we negotiated with the union for a new collective bargaining agreement which has a term extending until March 2016.  We have not experienced any work stoppages and we believe that our relations with our employees are good.

Available Information

We electronically file certain documents with the Securities and Exchange Commission (the “SEC”).  We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto.  From time to time, we may also file registration statements and related documents in connection with equity or debt offerings.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

Our internet website is www.wcawaste.com.  We make available free of charge through the “Investor Relations-SEC Filings” section of our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.  Risk Factors.

Our business, financial condition, and financial results are subject to various risks, including the following:

Risks Relating to Our Merger Agreement

On December 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cod Intermediate, LLC, a Delaware limited liability company (“Parent”), and Cod Merger Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent is owned by Macquarie Infrastructure Partners II U.S., L.P. and Macquarie Infrastructure Partners II International, L.P.

Failure to complete the merger or delays in completing the merger could negatively affect our stock price and future businesses and operations.

There is no assurance that we will be able to consummate the merger.  If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•
the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of us by the stock market and cause a decline in the market price of our common stock;

•
certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay substantial fees to Parent if the merger agreement is terminated under specified circumstances; and

•	we would continue to face the risks that we currently face as an independent company.

Delays in completing the merger could exacerbate uncertainties concerning the effect of the merger, which may have an adverse effect on our business following the merger and could defer or detract from the realization of the benefits expected to result from the merger.

There may be substantial disruption to our business and distraction of our management and employees as a result of the merger.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

Business uncertainties and contractual restrictions while the merger is pending may have an adverse effect on us.

Uncertainty about the effect of the merger on employees, suppliers, partners, regulators, and customers may have an adverse effect on us.  These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is consummated and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us.  In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Parent’s approval.  These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement restricts our ability to pursue alternatives to the merger.

The merger agreement contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of us.  Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to holders of our common stock that they vote in favor of the adoption of the Merger Agreement.  If our board of directors were to take such actions as permitted by the Merger Agreement, doing so in specified situations could entitle Parent to terminate the Merger Agreement and to be paid a termination fee of either $11 million or $16.5 million depending on the circumstances of such termination.  These restrictions could deter a potential acquirer from proposing an alternative transaction.

Risks Relating To Our Business

Prevailing U.S. economic conditions over the last three years and the related decline in construction activity, as well as any future downturns, have reduced and may continue to reduce our volume and/or pricing on our services, resulting in decreases in our revenue, profitability and cash flows.

Our business is affected by changes in national and general economic factors that are outside of our control, including economic activity, consumer confidence, interest rates and access to capital markets.  Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, particularly construction related waste, which decreases our revenues.  In 2011, we believe that weakened economic conditions negatively impacted the volume of waste we have collected and disposed of.

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

Municipalities may annex unincorporated areas within counties where we provide collection services, and as a result, our customers in annexed areas may be required to obtain service from competitors who have been franchised or contracted by the annexing municipalities to provide those services.  Some of the local jurisdictions in which we currently operate grant exclusive franchises to collection and disposal companies, others may do so in the future, and we may enter markets where franchises are granted by certain municipalities.  Unless we are awarded a franchise by these municipalities, we will lose customers, which will cause our revenue to decline.

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

Our acquisitions could require us to incur substantial additional indebtedness in the future, which will increase our interest expense.  Further, to the extent that these borrowings are subject to variable rates of interest, increases in interest rates will increase our interest expense, which will affect our profitability.  Borrowings under our revolving credit agreement became subject to changes in LIBOR rates.  As of December 31, 2011, we had $99.0 million outstanding under the credit facility.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $1.0 million annually.

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

Our ability to meet our growth objectives depends in part on our ability to expand landfill capacity, whether by acquisition or expansion.  Exhausting permitted capacity at a landfill would restrict our growth and reduce our financial performance in the market served by the landfill, since we would be forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors, thereby increasing our waste disposal expenses.  Although we have received final permits on expansions at our existing landfills, there may be challenges, comments, or delays regarding the construction of specific cells that could have an adverse effect on our operations in these markets.  Obtaining required permits and approvals to expand landfills has become increasingly difficult and expensive, requiring numerous hearings and compliance with various zoning, environmental and regulatory laws and drawing resistance from citizens, environmental or other groups.  Even if permits are granted, they may contain burdensome terms and conditions or the timing required may be extensive and could affect the remaining permitted capacity at the landfill.  We may choose to delay or forego tuck-in acquisitions in markets where the remaining lives of our landfills are relatively short because increased volumes would further shorten the lives of these landfills.

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

CERCLA and analogous state laws provide for the remediation of contaminated facilities and impose strict joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a hazardous substance.  This liability is also imposed on persons who arrange for the disposal of and who transport such substances to the facility.  Hundreds of substances are defined as hazardous under CERCLA and their presence, even in small amounts, can result in substantial liability.  The expense of conducting a cleanup can be significant.  Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have liability because these substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by companies that we acquire even if we did not collect or dispose of the waste while we owned the landfill.  The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time.

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

We are required to pay closure and post-closure costs of any disposal facilities that we own or operate.  We accrue for future closure and post-closure costs of our owned landfills, generally for a term of up to 30 years, based on engineering estimates of future requirements associated with the final landfill design and closure and post-closure process.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions” included in this Form 10-K.  Our obligations to pay closure and post-closure costs, including for monitoring, may exceed the amount we accrued, which would adversely affect our earnings.  Expenditures for these costs may increase as a result of any federal, state or local government regulatory action, including changes in closing or monitoring activities, types and quantities of materials used or the period of required post-closure monitoring.  These factors could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities.  The amount of our accruals is based upon estimates by management, engineers and accountants. We review at least annually our estimates for closure and post-closure costs, and any change in our estimates could require us to accrue additional amounts.

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

In June 2011, effective as of March 6, 2011, we entered into a new collective bargaining agreement with the union representation at our transfer station in Rolla, Missouri (the “Rolla Contract”).  The Rolla Contract is for a term of five years, expiring in March 2016.  As of December 31, 2011, there were 16 employees in the group covered by the Rolla Contract.  Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of these work stoppages, our operating expenses could increase significantly.

Current and proposed laws may restrict our ability to operate across local borders which could affect our manner, cost and feasibility of doing business.

For the year ended December 31, 2011, approximately $3.8 million, or 1.6%, of our revenue was earned from the disposal of waste that is generated in a state other than the state where it is disposed.  This excludes our Ohio and Massachusetts operations, where 74.3% of revenue was earned from a rail haul operation over a Class 1 rail line transporting waste from the east coast to our Sunny Farms Landfill in Ohio.  Some states have imposed restrictions on collection routes and disposal locations.  Other states, like Ohio, impose certain fees on out-of-state waste that is disposed of in Ohio, which may reduce operating margins to the extent such fees cannot be passed on to our customers.  Furthermore, our collection, transfer and landfill operations may also be affected in the future by proposed “flow control” legislation that would allow state and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. Moreover, in the future, our operations may be affected by proposed federal legislation authorizing states to regulate, limit or perhaps even prohibit interstate shipments of waste.  If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of out-of-state waste in our landfills, whether collected by us or by third parties which could affect our manner, cost and feasibility of doing business.

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

As of March 1, 2012, we had approximately $276.6 million of consolidated total indebtedness outstanding and approximately $87.9 million of additional borrowing capacity available under our credit facility.

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

Our credit facility and the indenture governing our senior notes contain various restrictive covenants that limit management’s discretion in operating our business.  In particular, these covenants limit our ability to, among other things:

•	incur additional debt or issue additional preferred stock;

•	make certain investments or pay dividends or distributions on our capital stock or subordinated indebtedness or purchase or redeem or retire capital stock;

•	sell or transfer assets, including capital stock of our restricted subsidiaries;

•	restrict dividends or other payments by our restricted subsidiaries;

•	incur liens;

•	enter into transactions with our affiliates; and

•	consolidate, merge, sell or lease all or substantially all of our assets.

The credit agreement also requires us to maintain specified financial ratios and satisfy certain financial tests.  Our ability to maintain or meet such financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit facility will waive any failure to meet such ratios or tests.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs.  Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business.  Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations.  A breach of these covenants could result in a default under the indenture governing the senior notes and/or the credit facility.  If there were an event of default under the indenture governing the senior notes and/or our credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately.  Additionally, if we fail to repay indebtedness under our credit agreement when it becomes due, the lenders under the credit agreement could proceed against substantially all of our assets, which we have pledged to them as security.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility” included in this Form 10-K.

We are a holding company and do not directly conduct any business operations of our own.  Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly.  As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries in order to repay any debt we may incur, to meet our other obligations, or to make any future distributions.  The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of our credit agreement and the indenture governing our senior notes.

The inability or failure of any syndicate bank to meet its obligations under our credit facility could adversely impact our short-term and/or long-term capital or cash needs by limiting our access to swing-line loans, increasing the cost of issuing letters of credit, or reducing the total capacity available under the revolving credit facility.

While we are not aware of any issues affecting the participant banks under our credit facility, if a participant bank were to fail or otherwise become unable to fund its lending commitment to us, and we were unable to replace any lending commitments, we may not be able to access funds from our credit facility as needed to fully fund our operations and/or our cost of obtaining working capital, letters of credit and other forms of funding could increase significantly and materially impact our operations and earnings.

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

Risks Relating to Our Acquisitions

On February 28, 2011, we completed the acquisition of certain assets of Emerald Waste Services (“Emerald Waste”), including one transfer station and three collection operations in Central Florida.  The consideration for the acquisition consisted of $33.0 million in cash and 2,409,639 shares of our common stock pursuant to an amended equity interest purchase agreement.  This acquisition is subject to various risks, including the following:

•
At March 1, 2012, EWS Holdings, LLC (“EWS Holdings”) beneficially own approximately 10.1% of our common stock.  Accordingly, subject to certain contractual voting restrictions EWS Holdings has significant voting power and potential influence and control over our company.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or may otherwise adversely affect us.

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

On December 31, 2009, we consummated the acquisition of the Live Earth Companies, which included certain assets and related liabilities held by Live Earth, LLC that relate to the Live Earth Companies.  The consideration for the Live Earth Companies consisted of $19.7 million in cash and 5,555,556 shares of our common stock, which includes 3,555,556 shares that were issued at closing and up to 2,000,000 shares of our common stock that may be issued pursuant to certain earn-out provisions (the “Earn-Out Shares”).  The acquisition of the Live Earth Companies is subject to various risks, including the following:

•
At March 1, 2012, individuals affiliated with Live Earth beneficially own approximately 10.2% of our common stock and could beneficially own up to 13.5% of our common stock if the Earn-out Shares are issued.  In addition, Dan Clark, an affiliate of Live Earth, serves on our board of directors.  Accordingly, subject to certain contractual voting restrictions these individuals have significant voting power and potential influence and control over our company.  This concentration of ownership and the potential ability to significantly influence our management and affairs may have the effect of preventing or discouraging transactions involving a potential change of control or may otherwise adversely affect us.

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

•
If material disposed of at the Sunny Farms Landfill, one of the Live Earth Companies, is reclassified by the Ohio Attorney General or another regulatory authority, we could face higher fees or civil money penalties that could negatively affect the profitability of our operations at the Sunny Farms Landfill.

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

As of December 31, 2011, we had approximately $116.7 million of goodwill and other intangible assets, representing approximately 23.5% of our total assets.  If we complete acquisitions at prices greater than the fair value of the assets acquired, we would generate additional goodwill.  We are required to test our goodwill at least annually for impairment, which would require us to incur a charge if we determine there is a reduction in value.  Any such charge would reduce our assets and earnings.

We may incur charges and other unforeseen expenses related to mergers and acquisitions, which could lower our earnings.

All merger and acquisition related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the merger and acquisition costs.  During the year ended December 31, 2011, we expensed $1.8 million of such costs.  We may incur more charges related to mergers and acquisitions in future periods, which could lower our earnings.

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

As of March 1, 2012,

•	Joseph E. LoConti, Daniel J. Clark and certain of their affiliates beneficially owned approximately 10.2% of the outstanding shares of our common stock.

•
Ares Corporate Opportunities Fund II L.P. (“Ares”) held preferred shares convertible into our common stock at a price of $9.60 per share.  The preferred shares were issued on July 27, 2006 and carry a 5% payment-in-kind (“PIK”) dividend payable semi-annually.  As of March 1, 2012, the preferred shares were immediately convertible into 10,298,896 shares of our common stock (representing approximately 30.1% of the outstanding common stock on a post-conversion basis).  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  Because the preferred shares have not been converted within five years of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  Ares is entitled to vote its preferred shares as if converted (subject to contractual restrictions with us), is entitled to elect two directors, and is entitled to other contractual rights.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock” included in this Form 10-K for a description of the various arrangements with Ares.

•	EWS Holdings owned approximately 10.1% of the outstanding shares of our common stock.

•	Our executive officers, directors and their related entities owned or controlled approximately 13.9% of the outstanding shares of our common stock.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors and are prohibited by the terms of our credit facility.  Please read Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” included in this Form 10-K.  Accordingly, for the foreseeable future you can only realize a return on your investment by selling your shares of our common stock.

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

The preferred shares were convertible into 7,812,500 shares of our common stock on the issuance date and with the effect of the cumulative PIK dividends would be convertible into 10,298,896 shares of common stock as of March 1, 2012.  Ares holds certain preferential rights, including the right to appoint two directors.  We can force a conversion into our common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  We can, at our discretion, redeem for cash equal to the liquidation preference.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments were non-discretionary for the initial five-year period that expired on July 27, 2011.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

If we are unable to comply with the requirements for listing on The Nasdaq Stock Market (“Nasdaq”), we may be delisted from Nasdaq, which could negatively affect our stock price.

Our common stock is listed on Nasdaq.  To meet the continued listing requirements of Nasdaq, we must meet specific corporate governance standards, including soliciting proxies and holding our annual meeting of stockholders within the time frame allowed under Listing Rules 5620(a) and 5620(b).  On January 3, 2012, we received a Nasdaq Staff Determination Letter informing us that the Staff had concluded that we, by not holding our 2011 annual meeting by December 31, 2011, had not solicited proxies for, or held, our annual meeting within the time frame allowed under Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the our common stock from Nasdaq.

In accordance with the procedures set forth in the Nasdaq Listing Rules, we timely appealed the staff determination, and requested a hearing before a NASDAQ Hearings Panel (the “Panel”).  The hearing was held on February 9, 2012.  On February 21, 2012, we received a letter notifying us that the Panel had granted our request for continued listing, subject to our holding our annual meeting on or before May 31, 2012.

While we will not be required to hold an annual meeting in the event that our acquisition pursuant to the Merger Agreement is consummated by the end of the first quarter of 2012 and we believe that, in the event the merger is not completed in the anticipated time frame, that we will be able to comply with the Nasdaq requirements in the applicable time period, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on Nasdaq.  If we are unable to comply with the Nasdaq requirements in the applicable time period, our common stock will be delisted from Nasdaq.  A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our stock, which could negatively impact our stock price, our ability to raise equity financing and our ability to consummate the merger pursuant to the Merger Agreement.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 1330 Post Oak Boulevard, 30th Floor, Houston, Texas 77056, where we lease 16,515 square feet of office space.  We also own or lease field-based administrative offices in Alabama, Arkansas, Colorado, Florida, Kansas, Massachusetts, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas.

Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, and vehicles and equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers and heavy equipment used in landfill operations, all of which are encumbered by liens in favor of our lenders.  As of December 31, 2011, we owned and/or operated 25 landfills, 29 collection operations and 29 transfer stations/MRFs.  Of these facilities, three transfer stations and two landfills are fully permitted but not yet opened, and three transfer stations are idle.  We also operated but did not own four of the transfer stations as of December 31, 2011.   For a description of our landfills, please read “Business—Our Operations—Landfills.”  We believe that our office space, operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations.  However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings can be found in Part II, Item 8 “Financial Statements and Supplemental Data,” note 13(d) to our consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “WCAA.”  As of March 1, 2012, there were approximately 95 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  The following table sets forth the range of high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
2012
First Quarter (through March 9, 2012)	$6.51	$6.45

2011
First Quarter	$6.00	$4.79
Second Quarter	$6.27	$5.19
Third Quarter	$6.13	$3.82
Fourth Quarter	$6.62	$3.41

2010
First Quarter	$5.09	$4.01
Second Quarter	$5.10	$3.95
Third Quarter	$5.05	$4.09
Fourth Quarter	$5.77	$4.54

On March 9, 2012, the closing sales price of our common stock was $6.49.

Performance Graph

The following performance graph compares the performance of our common stock to the S&P 500 Index and the Dow Jones Waste & Disposal Services Index.  The graph covers the five-year period ended December 31, 2011 and assumes that a $100 investment was made on December 31, 2006 and that all dividends were reinvested.

	December 31,
	2006	2007	2008	2009	2010	2011
WCA Waste Corporation	$100.00	$80.45	$31.26	$53.55	$60.15	$81.07
S&P 500 Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Dow Jones Waste & Disposal Services Index	$100.00	$102.89	$94.80	$105.29	$122.44	$120.16

Our stock performance may not continue into the future with the same or similar trends depicted in the performance graph above.  We will not make or endorse any predictions as to future stock performance.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  We currently intend to retain our earnings, if any, to finance the development and expansion of our business and for general corporate purposes.  Furthermore, our debt agreements prohibit payment of cash dividends or other payments or advances by our primary operating subsidiary to us (or any intermediary) under all circumstances, meaning we have very limited sources of cash.  Our only source of cash to pay dividends to our stockholders would be distributions or other payments or advances from our subsidiaries, which, as discussed above, is prohibited by the terms of our debt agreements.  Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility” included in this Form 10-K.  Any future dividends declared would be subject to a relaxation of this prohibition, would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the other terms of our credit facility and other financing agreements at the time a dividend is considered, and other relevant factors.  For a discussion of the PIK dividends accrued under our preferred stock, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Preferred Stock” included in this Form 10-K.

Purchases of Equity Securities by Company

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2011	408	(1)	$3.55	—	—
November 1 - November 30, 2011	8,363	(1)	$3.94	—	—
December 1 - December 31, 2011	—		—	—	—
Total	8,771	(1)	$3.92	—	—

(1)	Represents shares of our common stock surrendered to satisfy minimum tax withholding obligations on the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth certain selected historical consolidated financial data derived from our consolidated financial statements included elsewhere in this Form 10-K, except for the information for 2007 and 2008 (in thousands except per share data).  The information set forth below should be read in connection with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplemental Data” to this Form 10-K.  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Revenue	$273,814	$229,484	$194,138	$208,009	$184,940
Expenses:
Cost of services (1),(2)	200,736	165,110	130,287	142,129	121,853
Depreciation and amortization	33,489	30,058	26,357	27,151	24,234
Impairment of goodwill	—	—	—	41,725	—
General and administrative (3)	15,713	11,999	13,496	12,335	12,768
Gain on sale of assets	(349)	(938)	(86)	(178)	(387)
Total expenses	249,589	206,229	170,054	223,162	158,468
Operating income (loss)	24,225	23,255	24,084	(15,153)	26,472
Other income (expense):
Interest expense, net	(20,203)	(19,028)	(18,052)	(18,560)	(16,765)
Write-off of deferred financing costs (4)	(157)	(184)	—	—	—
Loss on early extinguishment of debt (5)	(5,797)	—	—	—	—
Impact of interest rate swap	—	(236)	(2,063)	(7,547)	(4,442)
Other expense, net	(4)	(3)	(3)	(240)	—
Total other income (expense)	(26,161)	(19,451)	(20,118)	(26,347)	(21,207)
Income (loss) before income taxes	(1,936)	3,804	3,966	(41,500)	5,265
Income tax (provision) benefit	(461)	(1,915)	(2,958)	13,737	(2,343)
Net income (loss)	(2,397)	1,889	1,008	(27,763)	2,922
Accrued payment-in-kind dividend on preferred stock	(4,724)	(4,501)	(4,278)	(4,076)	(3,876)
Net income (loss) available to common stockholders	$(7,121)	$(2,612)	$(3,270)	$(31,839)	$(954)
Per Share Data — basic and diluted:
Net income (loss)	(0.11)	0.10	0.06	(1.71)	0.18
Accrued payment-in-kind dividend on preferred stock	(0.21)	(0.23)	(0.27)	(0.25)	(0.24)
Net income (loss) available to common stockholders	$(0.32)	$(0.13)	$(0.21)	$(1.96)	$(0.06)

Weighted average shares outstanding — basic	22,254	19,598	15,824	16,460	16,460
Weighted average shares outstanding — diluted	22,254	19,598	15,824	16,460	16,460
Other Financial Data:
Capital expenditures	$31,763	$31,282	$23,827	$29,158	$29,158

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Property and equipment, net (6)	$334,121	$320,564	$320,923	$276,483	$270,384
Total assets (6)	496,206	439,862	431,573	387,958	426,723
Current maturities of long-term debt	1,575	500	500	64	699
Long-term debt, less current maturities and discount	274,000	232,571	219,516	200,295	198,149
Total stockholders’ equity	177,499	163,729	160,529	139,503	170,364

(1)
We acquired prepaid disposal rights in connection with our acquisition of assets from Waste Management, Inc. (WMI) in 2000. All remaining prepaid disposal rights with WMI were fully utilized in 2007. Additionally in 2007, we paid $1,000 to acquire prepaid disposal rights at a Texas landfill from Waste Services, Inc. (WSI). At the time we acquired the landfill from WSI in 2007, the remaining prepaid disposal rights of $1,270 were utilized as part of the consideration given. During the year ended December 31, 2007, we recorded $1,037 for the use of such disposal rights as a component of cost of services.

(2)
We have material financial commitments for the costs associated with our future obligations for final closure and post-closure maintenance of the landfills we own and operate. During the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we recorded $986, $1,095, $628, $558 and $483, respectively, as a non-cash component of cost of services for the provision and accretion expense relating to these future obligations. Although these are non-cash expenses for the periods presented, the ultimate liability will be settled in cash. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—Landfill Accounting” for further discussion of landfill accounting.

(3)
General and administrative expenses include stock-based compensation expense of $2,155, $1,564, $1,737, $2,212 and $1,977 during the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The stock-based compensation expense during these years includes earned compensation of $2,021, $1,543, $1,653, $2,182 and $1,765, respectively, under the 2004 WCA Waste Corporation Incentive Plan, as amended and restated. In addition, the compensation expense of $134, $21, $84, $30 and $212 during the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, relates to the stock portion of the executive bonus plan.

(4)
The $157 write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of amendments on May 25, 2011. The $184 write-off of deferred financing costs reflects the partial write-off of deferred financing costs associated with our revolving credit facility as a result of an amendment on June 30, 2010, which extended the term of the credit agreement from July 5, 2011 to January 31, 2014 and increased our borrowing capacity from $175 million to $200 million under the agreement. The $3,240 write-off of deferred financing costs and debt discount in 2006 reflects the write-off of costs associated with our first and second lien credit agreements that were repaid and retired in connection with our financing transactions in July 2006.

(5)
The $5,797 loss on early extinguishment of debt in 2011 resulted from the tender and redemption to extinguish $150 million aggregate principal amount of our 9.25% senior notes due 2014 in June and July of 2011.  The loss was recognized for the write-off of unamortized deferred financing costs and the transaction costs associated with the tendered and redeemed senior notes.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance or operations (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “project,” “continue,” or “estimate” or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under Part I, Item 1A “Risk Factors” beginning on page 15, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

	2011		2010		2009
	$	%	$	%	$	%
Collection:
Residential	$68,515	25.0%	$53,619	23.3%	$55,086	28.4%
Commercial	40,048	14.6	25,917	11.3	25,082	12.9
Roll-off	44,817	16.4	43,534	19.0	45,763	23.6
Total collection	153,380	56.0	123,070	53.6	125,931	64.9
Disposal	102,902		98,841		68,831
Less intercompany	29,685		28,338		25,109
Disposal, net	73,217	26.7	70,503	30.7	43,722	22.5
Transfer and other	60,612		47,493		35,924
Less intercompany	13,395		11,582		11,439
Transfer and other, net	47,217	17.3	35,911	15.7	24,485	12.6
Total revenue	$273,814	100.0%	$229,484	100.0%	$194,138	100.0%

Proposed Acquisition by a Subsidiary of Macquarie Infrastructure Partners

Agreement and Plan of Merger

On December 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cod Intermediate, LLC, a Delaware limited liability company (“Parent”), and Cod Merger Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent is owned by Macquarie Infrastructure Partners II U.S., L.P. and Macquarie Infrastructure Partners II International, L.P.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by our board of directors, at the closing of the merger (the “Effective Time”), Merger Sub will merge with and into WCA (the “Merger”) and the separate corporate existence of Merger Sub will cease.  WCA will be the Surviving Corporation in the Merger and will be a wholly-owned subsidiary of Parent.  Each share of common stock of WCA issued and outstanding immediately prior to the Effective Time (other than shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive $6.50 in cash.  Each share of Series A Preferred Stock issued and outstanding immediately prior to the Effective Time (other than any shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive an amount in cash equal to the preferred stock liquidation preference as of the date of closing.  Each share of Common Stock and Series A Preferred Stock owned, directly or indirectly, by Merger Sub immediately prior to the Effective Time or held by WCA or any of its subsidiaries immediately prior to the Effective Time shall be cancelled and cease to exist and no consideration shall be delivered in exchange for such cancellation and retirement.  All shares of restricted Common Stock shall vest in full at the Effective Time and the holders shall be entitled to receive $6.50 in cash for each share of restricted Common Stock.

Each party’s obligation to complete the Merger is subject to various customary conditions, including, among others, (a) approval of the Merger Agreement by the stockholders of WCA, which occurred on March 8, 2012, (b) there being no law or injunction prohibiting consummation of the Merger, (c) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on February 6, 2012, (d) subject to specified materiality standards, the accuracy of the representations and warranties of the other party and (e) compliance by the other party in all material respects with its covenants. Parent’s obligation to complete the Merger is additionally subject to (a) no material adverse effect on WCA having occurred since December 21, 2011, (b) holders of no more than 10% of the outstanding common stock of WCA and holders of no more than 10% of the outstanding preferred stock of WCA shall have exercised their dissenters’ rights, (c) no event of default under the WCA’s credit agreement shall have occurred and have caused the debt financing not to be available in full, and (d) certain regulatory approvals having been obtained by WCA, all of which have been obtained.

We anticipate that the Merger will close in March 2012.  As of December 31, 2011, we incurred approximately $1.1 million associated with the transaction.

2012 Financial Objectives

Prior to taking into account the impact of potential acquisitions and costs associated with the Merger, we anticipate 2012 to be a year with improving operating results, which includes moderate increases in revenue resulting from a balance of price increases and stabilized volume in our construction and demolition (C&D) business.  We believe that our available capacity under our revolving credit facility should enable us to remain opportunistic in pursuing potential acquisitions, including acquisitions that would enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  Although we have identified potential acquisition targets, these opportunities may or may not materialize.

2011 Business Performance

During 2011, our revenue was $273.8 million, which represents an 19.3% increase over 2010.  Our operating income was $24.2 million in 2011, a 4.2% increase as compared to $23.3 million in 2010.  Net loss available to common stockholders for 2011 was $7.1 million, or $0.32 per share, compared to $2.6 million, or $0.13 per share, for 2010.  Adjusted EBITDA for 2011 was $59.5 million, an increase of 10.7% over $53.8 million in 2010.  During 2011, we recorded charges of $3.8 million (net of tax) related to loss on early extinguishment of our 9.25% senior notes due 2014 (the “2014 Notes”), $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, and $1.2 million (net of tax) related to merger and acquisition related expenses.  Our net loss for 2010 included charges of $0.2 million (net of tax) due to the impact of interest rate swap agreements, $0.1 million (net of tax) related to the write-off of deferred financing costs associated with an amendment of our revolving credit facility, $0.3 million (net of tax) related to merger and acquisition related expenses, and $0.1 million due to the tax impact of vested restricted shares.

Factors that impacted our 2011 performance include, but are not limited to, the following:

•	increases in revenue and cost of services mainly due to acquisitions, including the Emerald Waste acquisition and the Stoughton transaction;

•	rising fuel costs during 2011 resulted in reduced operating margins;

•	severe weather conditions in several markets causing interruption of normal operations and, as a result, lost revenue during the first and second quarters of 2011;

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

•	increase in merger and acquisition related expenses, primarily due to the Merger; and

•
increases in interest expense as a result of carrying larger debt balances due to acquisitions and debt financing, loss on early extinguishment of debt due to the tender and redemption of the 2014 Notes, and the write-off of deferred financing costs associated with an amendment of our revolving credit facility.

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

In 2011, we invested approximately $53.1 million on a combination of newly acquired companies and similar expansion and growth expenditures, including $38.4 million of cash, 2,816,308 shares of our common stock valued at $14.7 million.  As of December 31, 2011, we had approximately $88.9 million available under our existing credit facility.

During 2011, the total PIK dividend on preferred stock was $4.7 million.  In 2012, the PIK preferred dividend will be $5.0 million.  For more information regarding the PIK dividend associated with the outstanding shares of our preferred stock, please read “—Liquidity and Capital Resources—Preferred Stock” below.

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

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of operating performance used by management;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in evaluations of field operations since it represents operational performance and takes into account financial measures within the control of the field operating units;

•	as a component of incentive cash and restricted stock bonuses paid to our executive officers and other employees;

•	to assess compliance with financial ratios and covenants included in our credit agreement; and

•	in communications with investors, lenders, and others, concerning our financial performance.

The following presents a reconciliation of our adjusted EBITDA to net loss available to common stockholders (in thousands):

	2011	2010	2009
Adjusted EBITDA	$59,538	$53,767	$51,468
Depreciation and amortization	(33,489)	(30,058)	(26,357)
Merger and acquisition related expenses	(1,828)	(457)	(1,030)
Interest expense, net	(20,203)	(19,028)	(18,052)
Write-off of deferred financing costs	(157)	(184)	—
Loss on early extinguishment of debt	(5,797)	—	—
Impact of interest rate swap	—	(236)	(2,063)
Income tax provision	(461)	(1,915)	(2,958)
Accrued payment-in-kind dividend on preferred stock	(4,724)	(4,501)	(4,278)
Net loss available to common stockholders	$(7,121)	$(2,612)	$(3,270)

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

Other Considerations

Costs of services include, but are not limited to, labor, fuel and other operating expenses, equipment maintenance, disposal fees paid to third party disposal facilities, insurance premiums and claims expense, selling expenses, wages and salaries of field personnel located at operating facilities, third party transportation expense and state and local waste taxes.  We are self-insured for up to $100,000, $250,000 and $250,000 of our general liability, workers’ compensation and automobile liability per claim, respectively.  The frequency and amount of claims or incidents could vary significantly from quarter-to-quarter and/or year-to-year, resulting in increased volatility of our costs of services.

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

All merger and acquisition related transaction and restructuring costs are expensed as incurred.  Merger and acquisition related costs that were previously capitalized include third party expenditures related to mergers and acquisitions, such as legal, engineering, and accounting expenses, and direct expenditures such as travel costs.  Merger and acquisition related costs also include indirect expenditures, such as salaries, commissions and other corporate services.

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

Acquisitions

As disclosed in Part I, Item 1 “Business—Integration and Acquisitions,” we may target acquisition opportunities that enable us to internalize waste into our existing landfills and that offer new markets where: (i) we are able to acquire disposal facilities; (ii) we can secure long-term disposal contracts; or (iii) the landfills are municipally owned.  In markets where we already own a landfill, we intend to focus on expanding our presence through tuck-in acquisitions.  Tuck-in acquisitions are sought to provide growth in revenue and increase in market share, to enable disposal internalization and consolidation of duplicative facilities and functions to improve efficiencies and economies of scale.  If we find an attractive new market, we seek to enter that market by acquiring a permitted landfill, followed by acquiring collection and/or transfer operations and internalizing waste into the landfill.

Any acquisition we make would be financed by cash on hand and available capacity under our revolving credit facility, and through additional debt, and/or additional equity, including common stock or preferred stock.

We completed the IESI Oklahoma acquisition, the Stoughton transaction and the Emerald Waste acquisition during the year ended December 31, 2011.  Effective January 1, 2011, we acquired all of the outstanding capital stock of IESI OK Corporation, which is now known as WCA of Chickasha, Inc.  The acquired operations include nine commercial and residential routes around Chickasha, Oklahoma, which is approximately 40 miles southwest of Oklahoma City, and a transfer station, which is approximately 50 miles from our Pauls Valley Landfill.  The transfer station is fully permitted but is not currently in operation.  On February 11, 2011, we entered into an operating agreement with an option to purchase Stoughton Recycling Technologies, LLC (“SRT”).  SRT is a commercial and demolition recycling facility and transfer station in Stoughton, Massachusetts.  This facility is located three miles from the WCA-owned Champion City Recovery transfer station and approximately 25 miles south of Boston, Massachusetts.  On February 28, 2011, we closed the Emerald Waste acquisition pursuant to an amended equity interest purchase agreement to acquire one transfer station and three collection operations located in Central Florida.  The acquired Emerald Waste operations consist of 117 residential, commercial and roll-off routes servicing seven counties and 113,500 customers in the Gainesville, Orange City and Daytona Beach market areas.  Total consideration for these three transactions included $38.0 million of cash and 2,816,308 shares of our common stock valued at $14.7 million.  Information concerning our acquisitions may be found in the table below and in our previously filed periodic and current reports on Form 8-K and amendments thereto and in Part II, Item 8 “Financial Statements and Supplemental Data,” note 3 to our consolidated financial statements included in this Form 10-K.

The following sets forth additional information regarding the acquisitions from January 1, 2009 to December 31, 2011:

Company	Location	Region	Completion Date	Operations
MRR Southern, LLC	Greensboro, NC	III	January 15, 2009	Transfer Station
Disposal Doctor, Inc.	Houston, TX	II	August 21, 2009	Collection
Live Earth, LLC	Fostoria, OH/Brockton, MA	IV	December 31, 2009	Landfill & Transfer Station
Washita Disposal	Oklahoma City, OK	II	August 1, 2010	Collection
Five JAB Environmental Services, LLC	Houston, TX	II	September 1, 2010	Collection
Sprint Waste Services, L.P.	Houston, TX	II	October 1, 2010	Collection
DINA Industries, Inc.	Houston, TX	II	October 1, 2010	Collection
IESI OK Corporation	Chickasha, OK	II	January 1, 2011	Collection & Transfer Station
Stoughton Recycling Technologies, LLC	Stoughton, MA	IV	February 11, 2011	Transfer Station
Emerald Waste Services	Central Florida, FL	V	February 28, 2011	Collection & Transfer Station

At December 31, 2011, we owned and/or operated a total of 25 landfills, 29 collection operations and 29 transfer stations/MRFs, had approximately 486 routes and handled approximately 16,000 landfill tons per day at our landfills.

We continue to seek acquisition opportunities that enable us to effectively leverage our existing infrastructure and maximize the internalization of waste.  We are also evaluating opportunistic potential acquisitions both within and outside our existing footprint.

For a description of our accounting for acquisitions and acquisition related expenses, please read “—Executive Overview—Other Considerations” above and Part II, Item 8 “Financial Statements and Supplemental Data,” notes 1 and 3 to the consolidated financial statements included in this Form 10-K.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth the components of operating income (loss) by major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the years ended December 31, 2011 and 2010 and the changes between the segments for each category (dollars in thousands).

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total	% of Revenue
Year ended December 31, 2011:
Revenue	$53,671	$96,890	$46,347	$43,865	$33,041	$—	$273,814	100.0
Cost of services	37,376	70,542	29,507	37,093	26,218	—	200,736	73.3
Depreciation and amortization	5,635	11,553	6,528	4,907	4,491	375	33,489	12.2
General and administrative	3,876	7,318	3,342	—	545	632	15,713	5.7
(Gain) loss on sale of assets	(79)	1	(105)	—	(166)	—	(349)	(0.1)
Operating income (loss)	$6,863	$7,476	$7,075	$1,865	$1,953	$(1,007)	$24,225	8.9
Year ended December 31, 2010:
Revenue	$50,316	$90,414	$44,369	$38,049	$6,336	$—	$229,484	100.0
Cost of services	34,999	63,600	28,263	33,426	4,822	—	165,110	72.0
Depreciation and amortization	5,357	11,430	6,586	4,540	1,703	442	30,058	13.1
General and administrative	3,496	6,407	2,512	—	448	(864)	11,999	5.2
(Gain) loss on sale of assets	133	(7)	(1,049)	—	(16)	1	(938)	(0.4)
Operating income (loss)	$6,331	$8,984	$8,057	$83	$(621)	$421	$23,255	10.1
Increase/(decrease) in 2011 compared to 2010:
Revenue	$3,355	$6,476	$1,978	$5,816	26,705	$—	$44,330
Cost of services	2,377	6,942	1,244	3,667	21,396	—	35,626
Depreciation and amortization	278	123	(58)	367	2,788	(67)	3,431
General and administrative	380	911	830	—	97	1,496	3,714
(Gain) loss on sale of assets	(212)	8	944	—	(150)	(1)	589
Operating income (loss)	$532	$(1,508)	$(982)	$1,782	2,574	$(1,428)	$970

Revenue.  Total revenue for the year ended December 31, 2011 increased $44.3 million, or 19.3%, to $273.8 million from $229.5 million for the year ended December 31, 2010.  Our revenue growth was primarily driven by acquisitions.  Acquisitions contributed $36.3 million of the revenue growth while operational price increases contributed $6.8 million, pricing from fuel surcharges increased $3.5 million, and internal volume decreased $1.6 million, all as compared to the same period in 2010.  In addition, our revenue was negatively impacted by $0.7 million due to the asset sale of our Jonesboro operations in April 2010.

The above table reflects the change in revenue in each operating region.  The financial results of completed acquisitions are generally blended with existing operations and do not have separate financial information available, with the exception of newly acquired regions which can be analyzed individually.  Increases and decreases noted are as compared to the same period in 2010.  The Emerald Waste acquisition contributed to $26.4 million of the revenue increase in Region V.  The revenue increase of $3.4 million in Region I was primarily attributed to price increases of $1.3 million, volume increases of $1.0 million and increases in fuel surcharges of $1.1 million.  The revenue increase of $6.5 million in Region II was primarily attributed to acquisition growth of $5.6 million, price increases of $0.4 million and  increases in fuel surcharges of $1.3 million, partially offset by volume decreases of $0.8 million.  The revenue increase of $2.0 million in Region III was primarily attributed to price increases of $1.6 million, volume increases of $0.3 million and increases in fuel surcharges of $0.8 million, partially offset by the Jonesboro divestiture of $0.7 million.  The revenue in Region III was largely boosted by $1.7 million of additional special waste volumes in Arkansas.  The revenue increase of $5.8 million in Region IV was primarily attributed to $4.3 million from the Stoughton transaction and prices increases of $3.6 million, partially offset by volume decreases of $2.1 million.  For more information on the factors affecting our estimates, please see “—Executive Overview—Acquisitions” above.

Cost of services.  Total cost of services for the year ended December 31, 2011 increased $35.6 million, or 21.6%, to $200.7 million from $165.1 million for the year ended December 31, 2010.  The increase in cost of services was primarily a result of acquisitions.  Other factors contributing to the increase were higher fuel costs as well as higher disposal and hauling costs due to increased revenue.  For acquisitions within our existing markets, the acquired entities are integrated into our existing operations, and those results are indistinguishable from the remainder of the operations.  The Emerald Waste acquisition in Region V accounted for $21.3 million of the increase in cost of services.  Cost of services in Region I increased primarily due to increased revenue,  rising fuel costs, and increases in hauling and disposal costs.  The increase in cost of services in Region II was primarily attributed to increased revenue, rising fuel costs, increases in labor costs associated with acquisitions, and the addition of several recycling contracts and wage adjustments in the region.  Cost of services in Region III increased primarily as a result of rising fuel costs and increased labor costs associated with revenue increases in Arkansas and North Carolina.  The Stoughton transaction accounted for $4.9 million of the increase in cost of services in Region IV.  This increase in cost of services was partially offset by various cost reductions, including waste taxes, within the region.

Overall cost of services increased to 73.3% of revenue for the year ended December 31, 2011 from 72.0% during the same period last year.  Increases in operating costs as a percentage of revenue were primarily attributable to Region IV and Region V.  Cost of services in Region IV accounted for 84.6% of its revenue due to higher transportation and disposal costs.  Cost of services in Region V accounted for 79.3% of its revenue due to initial integration costs for assets acquired from Emerald Waste as well as a change in our mix of business to primarily residential collection operations which typically have lower operating margins.  Other than the impact of Region IV and Region V, higher fuel and disposal costs resulted in the increase in cost of services as a percentage of revenue.  Diesel fuel costs as a percentage of revenue increased from 6.2% for the year ended December 31, 2010 to 8.1% for the year ended December 31, 2011.  Other than periodic volatility in fuel prices, inflation has not materially affected our operations.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2011 increased $3.4 million, or 11.4%, to $33.5 million from $30.1 million for the year ended December 31, 2010.  The increase can mainly be attributed to the acquisition of Emerald Waste in Region V.  Factors that may influence the change in depreciation and amortization expenses also include amortization corresponding with landfill volume usage, capital expenditures for existing operations, and assets that become fully depreciated during the year.

General and administrative.  Total general and administrative expenses increased $3.7 million, or 30.9%, to $15.7 million for the year ended December 31, 2011 from $12.0 million for the year ended December 31, 2010.  The increase in general and administrative expense was mainly attributable to increases in merger and acquisition related transaction expenses, payroll related cost and stock based compensation expenses.  Such increases also resulted in the increase of overall general and administrative expenses from 5.2% of revenue during the year ended December 31, 2010 to 5.7% of revenue during the year ended December 31, 2011.

(Gain) loss on sale of assets.  Net gain on sale of assets for the year ended December 31, 2010 was $0.9 million primarily due to the sale of assets related to our Jonesboro operations in April 2010.

The following table sets forth items below operating income in our condensed consolidated statement of operations and as a percentage of revenue for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2011		2010
Operating income	$24,225	8.8%	$23,255	10.1%
Interest expense, net	(20,203)	(7.4)	(19,028)	(8.3)
Write-off of deferred financing costs	(157)	(0.0)	(184)	(0.1)
Loss on early extinguishment of debt	(5,797)	(2.1)	—	—
Impact of interest rate swap	—	—	(236)	(0.1)
Other expense, net	(4)	(0.0)	(3)	(0.0)
Income tax provision	(461)	(0.2)	(1,915)	(0.8)
Accrued payment-in-kind dividend on preferred stock	(4,724)	(1.7)	(4,501)	(1.9)
Net loss available to common stockholders	$(7,121)	(2.6)%	$(2,612)	(1.1)%

Interest expense, net.  Interest expense, net for the year ended December 31, 2011 increased $1.2 million, or 6.2%, to $20.2 million from $19.0 million for the year ended December 31, 2010.  The increase in interest expense was mainly caused by higher debt balances due to borrowings to finance acquisitions, untendered 9.25% senior notes due 2014 which remained outstanding for a short period and issuance of new senior notes.

Write-off of deferred financing costs.  The $0.2 million and $0.2 million write-offs of deferred financing costs for the years ended December 31, 2011 and 2010, respectively, reflect the partial write-off of deferred financing costs associated with our revolving credit facility as a result of amendments on May 25, 2011 and June 30, 2010, respectively.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for the year ended December 31, 2011 resulted from the tender and redemption to extinguish $150 million aggregate principal amount of the 2014 Notes in June and July of 2011.  The $5.8 million loss was recognized for the write-off of unamortized deferred financing costs and the transaction costs associated with the tendered and redeemed 2014 Notes.

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2010 was attributable to a $6.7 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $6.5 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  There was no impact of interest rate swap during the year ended December 31, 2011, as the swap expired on November 1, 2010.  Please read Part II, Item 8 “Financial Statements and Supplemental Data,” note 1(p) to the financial statements included in this Form 10-K for more information.

Income tax provision.  Income tax provision for the year ended December 31, 2011 as a percentage of pre-tax loss was 23.8% as compared to income tax provision as a percentage of pre-tax income of 50.3% for the year ended December 31, 2010.  The difference in our annual effective tax rate at December 31, 2011 as compared to December 31, 2010 is primarily attributable to a decrease in expected utilization of state net operating loss carryforwards as of December 31, 2011 as compared to December 31, 2010.

Accrued payment-in-kind dividend on preferred stock.  The $4.7 million and $4.5 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2011 and 2010, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock” below.

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

Cost of services.  Total cost of services for the year ended December 31, 2010 increased $34.8 million, or 26.7%, to $165.1 million from $130.3 million for the year ended December 31, 2009.  The increase in cost of services was primarily a result of acquisitions.  Another factor that led to the increase was higher fuel costs.  For acquisitions within our existing markets, the acquired entities are merged into our existing operations, and those results are indistinguishable from the remainder of the operations.  Region IV was acquired on December 31, 2009 and accounted for $33.4 million of the increase in cost of services.  Cost of services in Region II increased despite the decrease in revenue due to rising fuel costs in the region, higher labor costs in Texas that were primarily related to acquisitions, and higher insurance costs in Oklahoma.

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

General and administrative.  Total general and administrative expenses decreased $1.5 million, or 11.1%, to $12.0 million for the year ended December 31, 2010 from $13.5 million for the year ended December 31, 2009.  The decrease in general and administrative expense was mainly attributable to decreases in payroll related expenses, legal fees, merger and acquisition related expenses, and stock based compensation expenses.  Such decreases also resulted in the decrease of overall general and administrative expenses from 6.9% of revenue during the year ended December 31, 2009 to 5.2% of revenue during the year ended December 31, 2010.

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

Impact of interest rate swap.  The impact of interest rate swap for the year ended December 31, 2010 was attributable to a $6.7 million loss related to the realized portion of the interest rate swap we entered into in July 2006 and a $6.5 million gain related to the unrealized portion in the mark to market of the swap.  The impact of the interest rate swap for the year ended December 31, 2009 consisted of a $7.2 million loss related to the realized portion of the interest rate swap and a $5.2 million gain related to the unrealized portion in the mark to market of the swap.  At the time we entered into the swap, we had no floating rate debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations.  Please read Part II, Item 8 “Financial Statements and Supplemental Data,” note 1(p) to the financial statements included in this Form 10-K for more information.

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

Accrued payment-in-kind dividend on preferred stock.  The $4.5 million and $4.3 million in accrued PIK dividend on preferred stock relates to the accretion of the 5% PIK dividend on our Series A Convertible Preferred Stock during the years ended December 31, 2010 and 2009, respectively.  Please read “—Liquidity and Capital Resources—Preferred Stock” below.

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

To address potential credit and liquidity issues, we consider several items.  Despite the rising fuel costs, higher labor and integration costs as well as severe weather that impacted our collection and disposal revenues in several markets during the first half of the year 2011, our adjusted EBITDA has improved from $53.8 million for the year ended December 31, 2010 to $59.5 million for the year ended December 31, 2011.  We are actively seeking growth opportunities through acquisitions.  Our customer base is broad and diverse with no single customer making up any significant portion of our business.  We are not dependent on any single vendor to meet the needs of our operations.

We consummated the tender offer and payment of $101.0 million aggregate principal amount of our $150 million 9.25% senior notes due 2014 (the “2014 Notes”) in June 2011.  We completed the redemption of all remaining $49.0 million principal amount of the 2014 Notes in July 2011.  Also in June 2011, we issued $175 million 7.50% senior notes due 2019 (the “2019 Notes”).  We used the $25 million in excess proceeds to pay for related transaction costs and pay down our revolving credit facility.  We amended our revolving credit agreement in May 2011 to extend the term from January 31, 2014 to April 2016 and to allow for the issuance of the 2019 Notes.  These transactions allow us to achieve long-term interest savings and to provide greater financial flexibility and access to our revolving credit facility.  For further information about credit risks, please see Part I, Item 1A “Risk Factors” and “—Cautionary Statement About Forward-Looking Statements” in this Form 10-K.  For further information about our credit facility, please see “Revolving Bank Credit Facility” below.

A portion of our capital expenditures is discretionary, giving us the ability to modify the timing of such expenditures to preserve cash if appropriate in the future.  In addition, we have evaluated our insurance carriers and bond providers and have not seen any indication that such providers would be unable to continue to meet their obligations to us or provide coverage to us in the future.

As of December 31, 2011, we had total outstanding long-term debt of approximately $275.6 million, consisting of $175 million of the 2019 Notes, $99.0 million outstanding under our credit facilities, and approximately $1.6 million of various seller notes.  This represented an increase of approximately $42.5 million over our total debt outstanding as of December 31, 2010.  The increase in outstanding debt since December 31, 2010 was primarily due to $25.0 million in additional senior notes and a $18.0 million increase in borrowings under the credit facility.  As of December 31, 2011, we had $99.0 million outstanding under the revolving credit facility and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $88.9 million in available capacity under the facility.  With $0.3 million cash on hand at December 31, 2011, our total capacity was approximately $89.2 million.

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

As of December 31, 2011, we incurred a $5.8 million loss on early extinguishment of debt associated with the tender and redemption of the 2014 Notes, which consisted of $1.7 million write-off of unamortized deferred financing costs and $4.1 million associated with tender offer consent payment, call premium of the Redeemed Notes and related transaction costs.

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

We may, at our option, redeem all or part of the 2019 Notes, at any time on or after June 15, 2014, at fixed redemption prices specified in the indenture under which the 2019 Notes were issued as described below, plus accrued and unpaid interest, if any, to the date of redemption.  We may also, at our option, redeem all or part of the 2019 Notes, at any time prior to June 15, 2014, at a “make-whole” price set forth in the indenture governing the 2019 Notes, plus accrued and unpaid interest as liquidated damages, if any, to the date of redemption.  At any time, which may be more than once, before June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 2019 Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.5% of the par value of the 2019 Notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, as long as we redeem the 2019 Notes within 180 days of completing the equity offering and at least 65% of the aggregate principal amount of the 2019 Notes issued remains outstanding after the redemption.

The 2019 Notes were issued under the indenture, by and among us, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee, and are guaranteed by the subsiding guarantors named herein (the “2019 Notes Indenture”).  The guarantees are senior unsecured obligations of the guarantors.  The guarantees rank equally with all existing and future senior unsecured indebtedness of the guarantors and senior to any existing and future subordinated indebtedness of the guarantors.  The guarantees are effectively subordinated to any existing or future secured indebtedness of the guarantors to the extent of the assets securing such indebtedness.  The 2019 Notes Indenture contains covenants that, among other things, limit our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.  In addition, the 2019 Notes  Indenture includes financial covenants including a covenant allowing us to incur indebtedness or issue disqualified stock or preferred stock only if the Fixed Charge Coverage Ratio (as defined in the 2019 Notes Indenture) for the four full fiscal quarters most recently ended prior to issuance would have been at least 2.0 to 1, determined on a pro forma basis, as if the additional indebtedness had been incurred or the disqualified stock or preferred stock had been issued at the beginning of such four-quarter period.  The defined terms are set forth in the 2019 Notes Indenture.  As of December 31, 2011, we were in compliance with all covenants under the 2019 Notes Indenture.

Revolving Bank Credit Facility

On July 5, 2006, we entered into a $100 million revolving secured credit facility with Comerica Bank (“Comerica”) maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the credit facility to a group of banks and we agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the Credit Agreement includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $30.0 million and a swing-line feature for up to $10.0 million for same day advances.  The Credit Agreement includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008, February 2009 and 2010, June 2010, and again in May 2011.  Applicable fees and margins are determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.

On February 28, 2011, we and Comerica, in its capacity as Administrative Agent, together with BBVA Compass Bank as Documentation Agent, and in each of those bank’s capacities as Co-Lead Arrangers, along with Regions Bank, in its capacity as Syndication Agent, and certain other lenders, entered into the Thirteenth Amendment to Revolving Credit Agreement (the “Thirteenth Amendment”) to amend the Credit Agreement.

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

On May 25, 2011, we, Comerica, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to the Credit Agreement (the “Amendment”) to amend the Credit Agreement, by and between us, Comerica as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes us to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the current aggregate revolving credit commitments of $200 million under the Credit Agreement may be increased at our request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond refinancing evidenced by the purchase agreement for the 2019 Notes (and the related tender offer for the 2014 Notes) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

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

Our obligations under the Credit Agreement are secured by the capital stock of our subsidiaries and all tangible (including real estate) and intangible assets belonging to us and our subsidiaries.  The obligations are also guaranteed by substantially all of our operating subsidiaries.  Obligations under the Credit Agreement are recourse obligations and are subject to cancellation and/or acceleration upon the occurrence of certain events, including, among other things, a change of control (as defined in the Credit Agreement), nonpayment, breaches of representations, warranties and covenants (subject to cure periods in certain instances), bankruptcy or insolvency, defaults under other debt arrangements, failure to pay certain judgments and the occurrence of events creating material adverse effects.

The Credit Agreement is subject to various financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets.  The Credit Agreement also contains financial covenants requiring us to limit leverage (both in terms of senior secured debt and total leverage), to maintain specified debt service ratios, to limit capital expenditures, and to maintain a minimum tangible net worth.  Each of the financial covenants incorporates specially defined terms that do not correspond to GAAP or Non-GAAP measures disclosed in this Form 10-K and that in certain instances are based on determinations and information not derived from or included in our financial statements.  The financial covenants include the following:

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

As of December 31, 2011, we were in compliance with all covenants under the credit facility.

Preferred Stock

On June 12, 2006, we entered into a privately negotiated Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Ares Corporate Opportunities Fund II L.P. (“Ares”), which provided for us to issue and sell 750,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), par value $0.01 per share, to Ares. The purchase price per share of Preferred Stock was $100.00, for an aggregate purchase price of $75 million.  The Preferred Stock is convertible into our common stock, par value $0.01 per share, at a price of $9.60 per share and carries a 5% PIK dividend payable semi-annually.  The closing of the sale and issuance of the full amount of Preferred Stock pursuant to the Purchase Agreement was completed on July 27, 2006.  The original issuance date for the Preferred Stock is the commitment date for both the Preferred Stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments were non-discretionary for the initial five-year period that expired on July 27, 2011.  Based on the fair value of our underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the Preferred Stock.

The shares of Preferred Stock are immediately convertible at Ares’ discretion into 10,214,371 shares of our common stock, which would represent approximately 30.1% of our outstanding common stock on a post-conversion basis as of December 31, 2011.  Dividends are solely PIK through July 2011 — that is, they are payable solely by adding the amount of dividends to the stated value of each share.  Because the shares of Preferred Stock have not been converted within five years of issuance, we have the option to PIK or pay a cash dividend at the rate of 5% per annum.  The shares of Preferred Stock have no stated maturity and no mandatory redemption requirements.

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

•
upon a “fundamental transaction,” defined in the Purchase Agreement as including a “group” (defined in the Exchange Act) acquiring more than 35% of outstanding voting rights; replacement of more than one-half of the directors without approval of the existing board of directors; a merger, consolidation, sale of substantially all assets, going-private transaction, tender offer, reclassification, or other transaction that would result in the transfer of a majority of voting rights;

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

•	we can redeem the Preferred Stock for cash equal to the liquidation preference;

•	we can pay dividends on the Preferred Stock in cash at our discretion;

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

In connection with the issuance and sale of the Preferred Stock, we also entered into other agreements as contemplated by the Purchase Agreement, including a stockholder’s agreement, a registration rights agreement, and a management rights letter.  The Purchase Agreement, the stockholder’s agreement, the registration rights agreement, the management rights letter and the certificate of designation pursuant to which the Preferred Stock were created, are described in our current report on Form 8-K filed on June 16, 2006.

Contractual Obligations

As of December 31, 2011, we had the following contractual obligations (in thousands).  For the year ended December 31, 2011, our cash paid for interest expense was $18.7 million.  Please read note 7 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplemental Data” to this Form 10-K for balances and terms of our credit facility at December 31, 2011.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt principal amount outstanding	$275,575	$1,575	$—	$99,000	$175,000
Closure and post-closure costs (1)	216,161	—	1,792	8,017	206,352
Operating leases	20,596	3,187	5,562	3,683	8,164
Note payable	1,470	1,470	—	—	—
Estimated interest payments on long-term debt (2)	110,451	16,125	32,105	29,955	32,266
Estimated interest payments on note payable	34	34	—	—	—
Total	$624,287	$22,391	$39,459	$140,655	$421,782

(1)
The closure and post-closure costs amounts included reflect the amounts recorded in our consolidated balance sheet as of December 31, 2011, without the impact of discounting and inflation.  We believe the amount and timing of these activities are reasonably estimable.  The cost in current dollars is inflated (2.5% at December 31, 2011) until the expected time of payment, and then discounted to present value (8.5% at December 31, 2011).  Accretion expense is then applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Our recorded closure and post-closure liabilities will increase as we continue to place additional volumes within the permitted airspace at our landfills.

(2)
Estimated interest payments on fixed-rate debt including the 2019 Notes are computed by using the fixed rates of interest on the balances of the debt according to the principal repayment schedule.  Estimated interest payments on debt with variable rates such as our credit facility are computed by using the applicable LIBOR rate plus interest margin and the balance of the debt as of the reporting date.

Other Commitments

As of December 31, 2011, we had the following other commitments (in thousands):

	Commitment Expiration By Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financial surety bonds (1)	$95,793	$95,793	$—	$—	$—
Standby letters of credit (2)	12,111	12,111	—	—	—
Total	$107,904	$107,904	$—	$—	$—

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

(2)
We provide standby letters of credit to the surety bond underwriters as discussed in note (1) above.  As of December 31, 2011, $4.7 million had been provided to the surety bond underwriters.  We also provide standby letters of credit and restricted cash deposits to our insurance underwriters for the self-insured portion of outstanding claims.  As of December 31, 2011, we had provided $7.4 million in standby letters of credit.  All of these standby letters of credit are renewed on an annual basis.  Our commitments for standby letters of credit are not recorded in our financial statements.  The standby letters of credit relate to the portion of claims covered by insurance policies as to which we had retained responsibility and would not create debt unless we were unable to satisfy such claims from our operating income.  However, we currently satisfy such claims from our cash flows from operations.

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

We accrue claims related to our self-insurance programs based on claims filed, estimated open claims and claims incurred but not reported based on actuarial-based loss development factors.  As of December 31, 2011, we had accrued approximately $2.4 million for these claims.  If we experience insurance claims or costs above or below our limited history, our estimates could be materially affected.

Cash Flows

The following is a summary of our cash balances and cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash and cash equivalents at the end of the period	$343	$2,763	$4,329
Net cash provided by operating activities	$34,263	$25,396	$31,747
Net cash used in investing activities	$(69,269)	$(38,829)	$(46,868)
Net cash provided by financing activities	$32,586	$11,867	$18,495

Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 was $34.3 million, $25.4 million and $31.7 million, respectively.  The changes in cash flows from operating activities year over year were due to net income (loss) adjusted for non-cash charges and changes in components of working capital.  Non-cash charges primarily consist of depreciation and amortization, deferred taxes, unrealized gain or loss on interest rate swap, amortization and write-off of deferred financing costs, loss on early extinguishment of debt, stock-based compensation, gain or loss on sale of assets and landfill accretion expense.  While these charges affect our earnings comparison, they have no impact on net cash provided by operating activities.  Adjusted for these charges, net income increased $11.1 million in 2011 over 2010 and increased $2.0 million in 2010 over 2009.  These increases primarily reflected the changes in cash generated from operating income year over year and cash savings due to the expiration of interest rate swap on November 1, 2010.  Working capital changes are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.  Changes in our working capital accounts, mostly accounts receivable, negatively impacted our cash flows from operating activities by $4.8 million in 2010 and $7.0 million in 2011 and favorably impacted our cash flows from operating activities by $3.6 million in 2009.

Net cash used in investing activities consists primarily of cash used for capital expenditures and the acquisition of businesses.  Cash used for capital expenditures, including acquisitions, was $69.9 million, $41.2 million and $47.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The fluctuation is mainly caused by acquisitions over the years.  We spent substantially more on acquisitions in 2009 and 2011 as we completed the Live Earth acquisition in 2009 and the Emerald Waste acquisition in 2011.  On the other hand, capital expenditures related to our existing operations remained steady over the three-year period, with 2009 being slightly lower as we shifted our focus towards acquisition related expenditures.

Net cash provided by financing activities during the years ended December 31, 2011, 2010 and 2009 was $32.6 million, $11.9 million and $18.5 million, respectively.  Net cash provided by financing activities during the years ended December 31, 2011, 2010 and 2009 mainly includes a combination of proceeds from issuance of our 2019 Notes, repayment of our 2014 Notes, borrowings under our revolving credit facility, repayment of other debt and financing costs incurred.

Critical Accounting Estimates and Assumptions

We make several estimates and assumptions during the course of preparing our financial statements.  Since some of the information that we must present depends on future events, it cannot be readily computed based on generally accepted methodologies, or may not be appropriately calculated from available data.  Some estimates require us to exercise substantial judgment in making complex estimates and assumptions and, therefore, have the greatest degree of uncertainty.  This is especially true with respect to estimates made in accounting for landfills, environmental remediation liabilities and asset impairments.  We describe the process of making such estimates and other significant accounting policies in Part II, Item 8 “Financial Statements and Supplemental Data,” notes 1 and 2 to our consolidated financial statements included in this Form 10-K.

Landfill Accounting

Capitalized Landfill Costs

At December 31, 2011, we owned 25 landfills.  Two of these landfills are fully permitted but not constructed and had not commenced operations as of December 31, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2011, no capitalized interest had been included in capitalized landfill costs; however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by our engineers, outside engineers, management and financial personnel.

Total available airspace includes the total of estimated permitted airspace plus an estimate of probable expansion airspace that we believe is likely to be permitted.  Where we believe permit expansions are probable, the expansion airspace, and the projected costs related to developing the expansion airspace are included in the airspace amortization rate calculation.  The criteria we use to determine if permit expansion is probable include but, are not limited to, whether:

•	we believe that the project has fatal flaws;

•	the land is owned or controlled by us, or under option agreement;

•	we have committed to the expansion;

•	financial analysis has been completed, and the results indicate that the expansion has the prospect of a positive financial and operational impact;

•	personnel are actively working to obtain land use, local, and state approvals for an expansion of an existing landfill;

•	we believe that the permit is likely to be received; and

•	we believe that the timeframe to complete the permitting is reasonable.

We may be unsuccessful in obtaining expansion permits for airspace that has been considered probable.  If we are unsuccessful in obtaining these permits, the previously capitalized costs will be charged to expense.  As of December 31, 2011, we have included 154 million cubic yards of expansion airspace with estimated development costs of approximately $107.3 million in our calculation of the rates used for the amortization of landfill costs.

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

The following table sets forth the rates we used for the amortization of landfill costs and the accrual of closure and post-closure costs for 2011, 2010 and 2009:

	2011	2010	2009
Number of landfills owned	25	25	25
Landfill depletion and amortization expense (in thousands)	$12,345	$12,598	$9,680
Accretion expense (in thousands)	986	1,095	628
	$13,331	$13,693	10,308
Airspace consumed (in thousands of cubic yards)	5,972	6,186	4,933
Depletion, amortization, accretion, closure and post-closure costs per cubic yard of airspace consumed	$2.23	$2.21	$2.09

The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Our ultimate liability for such costs may increase in the future as a result of changes in estimates, legislation, or regulations.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values, and reviewed for impairment.  Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Under the guidance of ASC Topic 350, the first step for the goodwill impairment test requires us to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  We estimated the fair value of our reporting units using a discounted cash flow approach.  The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  We based our projected cash flows on budgeted operating results for 2012.  For 2013 and future periods, we assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  We used an average discount rate of 8.9%, which represented our weighted average cost of capital and was evaluated by independent third parties for reasonableness.  Our reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, we allocated assets and liabilities accounted for within Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

In our discounted cash flow analysis for 2011, 2010 and 2009, the estimated fair value for each of our reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  ASU 2011-04 is to be applied prospectively.  This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update did not have any impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.”  ASU 2011-05 amends current guidance on reporting comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update did not have any impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (ASC Topic 350).”  This guidance is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We early adopted this guidance for our annual goodwill impairment test conducted as of October 31, 2011.  The adoption of this update did not have any material impact on our financial condition, results of operations or cash flows.

There were various other updates recently issued, many of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have evaluated off balance sheet arrangements, and have concluded that we do not have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements.  Based on this evaluation we believe that no disclosures relating to off-balance sheet arrangements are required.

Cautionary Statement About Forward-Looking Statements

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as “trend,” “may,” “annualized,” “should,” “outlook,” “project,” “intend,” “seek,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “continue,” “goal,” or “opportunity,” the negatives of these words, or similar words or expressions.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.

We caution that forward-looking statements are not guarantees and are subject to known and unknown risks and uncertainties.  Since our business, operations and strategies are subject to a number of risks, uncertainties and other factors, actual results may differ materially from those described in the forward-looking statements.

On December 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cod Intermediate, LLC (“Parent”) and Cod Merger Company, Inc. (“Merger Sub”). Parent is owned by Macquarie Infrastructure Partners II U.S., L.P. and Macquarie Infrastructure Partners II International, L.P.  The merger is subject to risks and uncertainties including, but not limited to, the following:

•	failure to complete the merger or delays in completing the merger could negatively affect our stock price and future businesses and operations;

•	there may be substantial disruption to our business and distraction of our management and employees as a result of the merger;

•	business uncertainties and contractual restrictions while the merger is pending may have an adverse effect on us; and

•	the merger agreement restricts our ability to pursue alternatives to the merger.

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

•
we may issue preferred stock that has a liquidation or other preference over our common stock without the approval of the holders of our common stock, which may affect those holders rights or the market price of our common stock; and

•	if we are unable to comply with the requirements for listing on The Nasdaq Stock Market (“Nasdaq”), we may be delisted from Nasdaq, which could negatively affect our stock price.

We describe these and other risks in greater detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” to this Form 10-K.  We refer you to these sections for additional information.

The forward-looking statements included in this Form 10-K are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risk, including changes in interest rates.  As of December 31, 2011, we had $99.0 million in borrowings under our revolving credit facility which bears interest at variable or floating rates.  A 100 basis point increase in LIBOR interest rates would increase our annual interest expense by approximately $1.0 million.  Please read Part I, Item 1A “Risk Factors—Risks Relating To Our Business—Changes in interest rates may affect our profitability” included in this Form 10-K.  The table below provides scheduled principal payments and fair value information about our market-risk sensitive financial instruments as of December 31, 2011 (dollars in thousands):

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter	Total
Debt:
Senior notes	$—	$—	$—	$—	$—	$175,000	$175,000
Average interest rate (a)
Revolving credit agreement	$—	$—	$—	$—	$99,000	$—	$99,000
Average interest rate (b)
Other borrowings	$1,575	$—	$—	$—	$—	$—	$1,575
Average interest rate	5.50%	—	—	—	—	—	5.50%
Note payable	$1,470	$—	$—	$—	$—	$—	$1,470
Average interest rate	5.50%	—	—	—	—	—	5.50%

(a)	The interest rate of our 2019 Notes is 7.50% as stipulated by the 2019 Notes Indenture.

(b)
Borrowings under the revolving credit facility bear interest at a floating rate, at our option, of either (i) the base rate loans plus the applicable margin or (ii) the LIBOR loans plus the applicable margin. The base rate is equal to the higher of the federal funds rate plus 1/2 of 1% or the prime rate.  The applicable margin is determined based on our leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.  As of December 31, 2011, the interest rate in effect for the revolving credit facility was 2.92%.

Our financial instruments that are potentially sensitive to changes in interest rates also include our 2019 Notes.  As of December 31, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $176.8 million compared to a carrying amount of $175 million.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited the accompanying consolidated balance sheets of WCA Waste Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCA Waste Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCA Waste Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WCA Waste Corporation:

We have audited WCA Waste Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  WCA Waste Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on WCA Waste Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, WCA Waste Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCA Waste Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 15, 2012

WCA WASTE CORPORATION

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$343	$2,763
Accounts receivable, net of allowance for doubtful accounts of $284 and $482	31,148	26,113
Deferred tax assets	306	3,436
Prepaid expenses and other	5,933	3,962
Total current assets	37,730	36,274

Property and equipment, net	334,121	320,564
Goodwill, net	101,269	71,578
Intangible assets, net	15,430	7,891
Deferred financing costs, net	5,701	3,210
Deferred tax assets	1,704	—
Other assets	251	345
Total assets	$496,206	$439,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,252	$13,131
Accrued liabilities and other	16,485	13,921
Note payable	1,470	1,251
Current maturities of long-term debt	1,575	500
Total current liabilities	30,782	28,803

Long-term debt, less current maturities	274,000	232,571
Accrued closure and post-closure liabilities	12,156	11,571
Deferred tax liabilities	—	1,399
Other long-term liabilities	1,769	1,789
Total liabilities	318,707	276,133

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value per share. Authorized 8,000 shares; issued and outstanding 960 shares and 914 shares, respectively (liquidation preference $98,058 and $96,006, respectively)	10	9
Common stock, $0.01 par value per share. Authorized 50,000 shares; issued 24,773 shares and 21,684 shares	248	217
Treasury stock, 1,074 shares and 1,074 shares, respectively	(5,322)	(5,322)
Additional paid-in capital	220,486	199,627
Contingent considerations	3,225	3,225
Retained earnings (deficit)	(41,148)	(34,027)
Total stockholders’ equity	177,499	163,729
Total liabilities and stockholders’ equity	$496,206	$439,862

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Revenue	$273,814	$229,484	$194,138
Expenses:
Cost of services	200,736	165,110	130,287
Depreciation and amortization	33,489	30,058	26,357
General and administrative (including stock-based compensation of $2,155, $1,564 and $1,737, respectively)	15,713	11,999	13,496
Gain on sale of assets	(349)	(938)	(86)
	249,589	206,229	170,054
Operating income	24,225	23,255	24,084

Other income (expense):
Interest expense, net	(20,203)	(19,028)	(18,052)
Write-off of deferred financing costs	(157)	(184)	—
Loss on early extinguishment of debt	(5,797)	—	—
Impact of interest rate swap	—	(236)	(2,063)
Other expense, net	(4)	(3)	(3)
	(26,161)	(19,451)	(20,118)

Income (loss) before income taxes	(1,936)	3,804	3,966
Income tax provision	(461)	(1,915)	(2,958)
Net income (loss)	(2,397)	1,889	1,008
Accrued payment-in-kind dividend on preferred stock	(4,724)	(4,501)	(4,278)
Net loss available to common stockholders	$(7,121)	$(2,612)	$(3,270)

Net loss available to common stockholders:
Earnings per share – basic	$(0.32)	$(0.13)	$(0.21)

Earnings per share – diluted	$(0.32)	$(0.13)	$(0.21)

Weighted average shares outstanding — basic	22,254	19,598	15,824

Weighted average shares outstanding — diluted	22,254	19,598	15,824

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)
							Additional Paid-in Capital	Contingent Considerations	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	828	$8	16,325	$174	1,074	$(5,322)	$172,788	$—	$(28,145)	$139,503
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,278	—	(4,278)	—
Issuance of preferred stock	42	1	—	—	—	—	(1)	—	—	—
Issuance of common shares and earn-out shares grants	—	—	3,555	35	—	—	15,253	3,225	—	18,513
Restricted shares withheld	—	—	(73)	(1)	—	—	(174)	—	—	(175)
Issuance of restricted shares to employees and directors	—	—	240	3	—	—	(3)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,680	—	—	1,680
Net income	—	—	—	—	—	—	—	—	1,008	1,008
Balance, December 31, 2009	870	$9	20,047	$211	1,074	$(5,322)	$193,821	$3,225	$(31,415)	$160,529
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,501	—	(4,501)	—
Issuance of preferred stock	44	—	—	—	—	—	—	—	—	—
Issuance of common shares	—	—	20	—	—	—	100	—	—	100
Restricted shares withheld	—	—	(77)	—	—	—	(332)	—	—	(332)
Issuance of restricted shares to employees and directors	—	—	620	6	—	—	(6)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	1,543	—	—	1,543
Net income	—	—	—	—	—	—	—	—	1,889	1,889
Balance, December 31, 2010	914	$9	20,610	$217	1,074	$(5,322)	$199,627	$3,225	$(34,027)	$163,729
Accrued payment-in-kind dividend on preferred stock	—	—	—	—	—	—	4,724	—	(4,724)	—
Issuance of preferred stock	46	1	—	—	—	—	(1)	—	—	—
Issuance of common shares	—	—	2,816	28	—	—	14,623	—	—	14,651
Restricted shares withheld	—	—	(103)	(1)	—	—	(504)	—	—	(505)
Issuance of restricted shares to employees and directors	—	—	376	4	—	—	(4)	—	—	—
Accretion of unearned compensation	—	—	—	—	—	—	2,021	—	—	2,021
Net loss	—	—	—	—	—	—	—	—	(2,397)	(2,397)
Balance, December 31, 2011	960	$10	23,699	$248	1,074	$(5,322)	$220,486	$3,225	$(41,148)	$177,499

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,397)	$1,889	$1,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,489	30,058	26,357
Non-cash compensation charge	2,155	1,564	1,737
Amortization of deferred financing costs	1,469	1,366	1,247
Write-off of deferred financing costs	157	184	—
Loss on early extinguishment of debt	5,797	—	—
Deferred tax provision (benefit)	(48)	1,439	2,416
Accretion expense for closure and post-closure obligations	986	1,095	628
Gain on sale of assets	(349)	(938)	(86)
Unrealized gain on interest rate swap	—	(6,489)	(5,168)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,035)	(4,342)	6,657
Prepaid expenses and other assets	(1,044)	3,774	(2,570)
Accounts payable and other liabilities	(917)	(4,204)	(479)
Net cash provided by operating activities	34,263	25,396	31,747
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38,166)	(9,922)	(23,375)
Proceeds from sale of assets	660	2,375	334
Capital expenditures	(31,763)	(31,282)	(23,827)
Net cash used in investing activities	(69,269)	(38,829)	(46,868)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	—	—
Early repayment of senior notes	(154,124)	—	—
Principal payments on long-term debt	(500)	(500)	(167)
Net change in revolving line of credit	18,000	13,500	18,883
Deferred financing costs	(5,790)	(1,133)	(221)
Net cash provided by financing activities	32,586	11,867	18,495
Net change in cash and cash equivalents	(2,420)	(1,566)	3,374
Cash and cash equivalents at beginning of period	2,763	4,329	955
Cash and cash equivalents at end of period	$343	$2,763	$4,329

See accompanying notes to consolidated financial statements.

WCA WASTE CORPORATION

Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2011	2010	2009

Supplemental cash flow information:
Interest paid	$18,723	$17,577	$16,914
Interest rate swap paid	—	8,778	5,897
Income taxes paid	476	515	509
Income tax refund received	335	—	—

Non-cash investing and financing activities:
Insurance premiums financed by direct debt	1,810	1,541	3,135
Acquisitions of operations:
Accounts receivable	—	4	3,514
Prepaid expenses and other	212	(167)	167
Property and equipment, net	14,632	1,973	44,706
Goodwill	29,691	6,769	738
Intangible assets	8,918	1,721	408
Debt and liabilities issued or assumed, net of debt discount	637	278	2,442
Long-term debt	—	—	859
Accrued closure post-closure liabilities	—	—	4,344
Common stock	28	—	35
Additional paid-in capital	14,622	100	15,253
Contingent considerations	—	—	3,225

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

(c) Principles of Consolidation

The consolidated financial statements include the accounts of WCA and its majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(f) Landfill Accounting

Capitalized Landfill Costs

At December 31, 2011, the Company owned 25 landfills.  Two of these landfills are fully permitted but not constructed and have not yet commenced operations as of December 31, 2011.

Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.  At December 31, 2011, no capitalized interest had been included in capitalized landfill costs; however, in the future interest could be capitalized on landfill construction projects but only during the period the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs are amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed.  Landfill amortization rates are determined periodically (not less than annually) based on aerial and ground surveys and other density measures and estimates made by the Company’s engineers, outside engineers, management and financial personnel.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The changes to landfill assets and closure and post-closure liabilities for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Landfill Assets, Net	Closure and Post-closure Liabilities
December 31, 2008	$179,588	$7,398
Capital expenditures	18,320	—
Acquisition of landfill and other adjustments	28,600	4,344
Amortization expense	(9,680)	—
Obligations incurred and capitalized	414	414
Revisions to estimates of closure and post-closure activities	1,209	1,209
Interest accretion	—	628
December 31, 2009	$218,451	$13,993
Capital expenditures	16,037	—
Amortization expense	(12,598)	—
Obligations incurred and capitalized	690	690
Revisions to estimates of closure and post-closure activities	(4,207)	(4,207)
Interest accretion	—	1,095
December 31, 2010	$218,373	$11,571
Capital expenditures	12,326	—
Amortization expense	(12,345)	—
Obligations incurred and capitalized	956	956
Revisions to estimates of closure and post-closure activities	(1,357)	(1,357)
Interest accretion	—	986
December 31, 2011	$217,953	$12,156

The Company’s liabilities for closure and post-closure costs for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	December 31,
	2011	2010	2009
Recorded amounts:
Current portion	$—	$—	$—
Noncurrent portion	12,156	11,571	13,993
Total recorded	$12,156	$11,571	$13,993

The Company’s total anticipated cost for closure and post-closure activities is $216.2 million, as measured in current dollars.  The recorded liabilities as of December 31, 2011 include the impact of inflating such anticipated costs associated with airspace consumed through the date the costs are estimated to be incurred and the discounting of these costs to present value.  The Company believes the amount and timing of these activities are reasonably estimable.  Anticipated payments of currently identified closure and post-closure liabilities for the next five years and thereafter are reflected below (in thousands):

2012	2013	2014	2015	2016	Thereafter
$—	$1,559	$233	$7,648	$370	$206,352

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Where the Company believes that both the amount of a particular closure and post-closure liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2.5% for each of the years ended December 31, 2011, 2010 and 2009) until expected time of payment and then discounted to present value (8.5% for each of the years ended December 31, 2011, 2010 and 2009).  Accretion expense is applied to the closure and post-closure liability based on the effective interest method and is included in cost of services.  Had the Company not discounted any portion of its liability, the amount recorded would have been $46.8 million, $43.1 million and $39.4 million at December 31, 2011, 2010 and 2009, respectively.

The table below presents the Company’s methodology of accounting for landfill closure and post-closure activities.

Description	Methodology

Definitions:
Closure
Includes final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.
Discount Rate:	Obligations discounted at a credit- adjusted, risk-free rate (8.5% for 2011, 2010 and 2009).
Cost Estimates:
Costs were estimated based on performance, by either third parties or the Company, except that the cost of any activities expected to be performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Inflation rate of 2.5% for 2011, 2010 and 2009.
Recognition of Assets and Liabilities:
Asset Retirement Cost	An amount equal to the discounted cash flow associated with the fair value of closure and post-closure obligation is recorded as an addition to capitalized landfill costs as airspace is consumed.
Closure and Post-Closure
The discounted cash flow associated with the fair value of the liability is recorded with a corresponding increase in capitalized landfill costs as airspace is consumed.  Accretion expense is recorded to cost of services and the corresponding liability until the liability is paid.

Statement of Operations Expense:
Landfill asset amortization	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of landfill.
Accretion	Expense, charged to cost of services, is accreted at credit-adjusted, risk-free rate (8.5% for 2011, 2010 and 2009).

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

The Company accrues the fair value of the payment of contingent purchase price, which takes into consideration the probability of the events surrounding the contingency.  Contingent purchase price related to landfills is allocated to landfill airspace and contingent purchase price for acquisitions other than landfills is allocated to the assets purchased and then to goodwill to the extent that the purchase price exceeds the fair value of the assets acquired.  At December 31, 2011, the Company recorded approximately $3.2 million of contingent consideration related to the fair value of 2,000,000 shares of the Company’s common stock that are issuable pursuant to certain earn-out provisions in the Live Earth acquisition agreement.

(h)  Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values, and reviewed for impairment.

The Company’s intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, and operating rights.  Customer contracts and customer lists are generally amortized over 7 to 20 years.  Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years.  Operating rights are amortized over the term of the operating agreements.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(j) Costs Incurred on Possible Mergers and Acquisitions

In accordance with ASC Topic 805, all merger and acquisition related transaction and restructuring costs are expensed as incurred rather than capitalized as part of the merger and acquisition costs.  The Company expensed $1,828, $457 and $1,030 of such costs during 2011, 2010 and 2009, respectively.

(k) Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense using the effective interest method.  During 2011, 2010 and 2009, the Company expensed $1,469, $1,366 and $1,246, respectively, of such costs, which are reflected as interest expense in WCA’s consolidated statements of operations.  In addition, the Company wrote off $157 and $184 of deferred financing costs in 2011 and 2010, respectively, as a result of amendments to our revolving credit facility on May 25, 2011 and June 30, 2010 .

(l) Interest Expense

Interest expense, net includes interest accrued on outstanding note payable and long-term debt, amortization of deferred financing costs, offset by interest income earned on the Company’s cash balances.  For the years ended December 31, 2011, 2010 and 2009, interest expense consists of the following (in thousands):

	2011	2010	2009
Note payable and long-term debt	$18,768	$17,680	$16,837
Amortization of deferred financing costs	1,469	1,366	1,246
	20,237	19,046	18,083
Less interest income	34	18	31
Interest expense, net	$20,203	$19,028	$18,052

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

On July 7, 2006, the Company entered into an interest rate swap agreement effective July 11, 2006, where it agreed to pay a fixed-rate of 5.64% in exchange for three-month floating rate LIBOR which was 5.51% at the time the swap was entered.  The Company did not enter into the interest rate swap agreements for trading purposes.  The swap agreement was intended to limit the Company’s exposure to a rising interest rate environment.  At the time the swap was entered, there was no offsetting floating rate LIBOR debt, and therefore no floating rate interest payments were anticipated.  As a result, the swap transaction was not designated as a hedging transaction and any changes in the unrealized fair value of the swap were recognized in the statement of operations as a non-cash gain or loss.  This interest rate swap expired on November 1, 2010.  For the years ended December 31, 2010 and 2009, the Company recorded $6.7 million and $7.2 million, respectively, of realized loss as well as $6.5 million and $5.2 million, respectively, of unrealized gain related to the interest rate swap in the consolidated statement of operations.

(q) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value.  For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which observable inputs are not used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

As of December 31, 2011, the fair value of the Company’s 7.50% senior notes due 2019, based on quoted market prices (Level 1), was approximately $176.8 million compared to a carrying amount of $175 million.  The carrying amount of the Company’s revolving credit facility approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  Since the interest rate swap agreement expired on November 1, 2010, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(r) Earnings per Share

Basic and diluted earnings per share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

(s) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high-quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2011, 2010 and 2009, no single group or customer represents greater than 10% of total accounts receivable.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  ASU 2011-04 is to be applied prospectively.  This ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update did not have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.”  ASU 2011-05 amends current guidance on reporting comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this update did not have any impact on the Company’s financial condition, results of operations or cash flows.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (ASC Topic 350).”  This guidance is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The Company early adopted this guidance for its annual goodwill impairment test conducted as of October 31, 2011.  The adoption of this update did not have any material impact on the Company’s financial condition, results of operations or cash flows.

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

(3)  Mergers and Acquisitions

On December 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cod Intermediate, LLC, a Delaware limited liability company (“Parent”), and Cod Merger Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent is owned by Macquarie Infrastructure Partners II U.S., L.P. and Macquarie Infrastructure Partners II International, L.P.

Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Company’s board of directors, at the closing of the merger (the “Effective Time”), Merger Sub will merge with and into WCA (the “Merger”) and the separate corporate existence of Merger Sub will cease.  WCA will be the Surviving Corporation in the Merger and will be a wholly-owned subsidiary of Parent.  Each share of common stock of WCA issued and outstanding immediately prior to the Effective Time (other than shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive $6.50 in cash.  Each share of Series A Preferred Stock issued and outstanding immediately prior to the Effective Time (other than any shares held by dissenting stockholders) shall thereupon be converted automatically into the right to receive an amount in cash equal to the preferred stock liquidation preference as of the date of closing.  Each share of Common Stock and Series A Preferred Stock owned, directly or indirectly, by Merger Sub immediately prior to the Effective Time or held by WCA or any of its subsidiaries immediately prior to the Effective Time shall be cancelled and cease to exist and no consideration shall be delivered in exchange for such cancellation and retirement.  All shares of restricted Common Stock shall vest in full at the Effective Time and the holders shall be entitled to receive $6.50 in cash for each share of restricted Common Stock.

Each party’s obligation to complete the Merger is subject to various customary conditions, including, among others, (a) approval of the Merger Agreement by the stockholders of WCA, which occurred on March 8, 2012, (b) there being no law or injunction prohibiting consummation of the Merger, (c) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on February 6, 2012, (d) subject to specified materiality standards, the accuracy of the representations and warranties of the other party and (e) compliance by the other party in all material respects with its covenants. Parent’s obligation to complete the Merger is additionally subject to (a) no material adverse effect on WCA having occurred since December 21, 2011, (b) holders of no more than 10% of the outstanding common stock of WCA and holders of no more than 10% of the outstanding preferred stock of WCA shall have exercised their dissenters’ rights, (c) no event of default under the WCA’s credit agreement shall have occurred and have caused the debt financing not to be available in full, and (d) certain regulatory approvals having been obtained by WCA, all of which have been obtained.

The Company anticipate that the Merger will close in March 2012.  As of December 31, 2011, the Company incurred approximately $1.1 million associated with the transaction.

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

During 2011, the Company completed three acquisitions/transactions including the Emerald Waste acquisition.  Total consideration for these transactions included $38.0 million of cash and 2,816,308 shares of the Company’s common stock valued at $14.7 million.

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

Allocation of purchase price, including the costs incurred to complete the acquisition and any additional costs incurred relating to prior year acquisitions, has been allocated as follows (in thousands):

	2011	2010	2009
Accounts receivable	$—	$4	$3,514
Prepaid expenses and other	212	(167)	167
Property and equipment, net	14,632	1,973	44,706
Goodwill	29,691	6,769	738
Intangible assets	8,918	1,721	408
Accounts payable and accrued liabilities	(637)	(278)	(6,786)
	$52,816	$10,022	$42,747

The table above reflected $182 of purchase price adjustments in 2011 relating to the 2010 acquisitions.  In 2009, $425 of purchase price adjustments were related to the 2008 acquisitions.

(4)  Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed using the treasury stock method for options and restricted shares and the if-converted method for convertible preferred stock and convertible debt.  The detail of the earnings (loss) per share calculations for net income (loss) available to common stockholders for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except per share data):

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(2,397)	$1,889	$1,008
Accrued payment-in-kind dividend on preferred stock	(4,724)	(4,501)	(4,278)
Net loss available to common stockholders	$(7,121)	$(2,612)	$(3,270)

Denominator:
Weighted average basic shares outstanding	22,254	19,598	15,824
Weighted average diluted shares outstanding	22,254	19,598	15,824

Earnings (loss) per share:
Basic	$(0.32)	$(0.13)	$(0.21)
Diluted	$(0.32)	$(0.13)	$(0.21)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	488	491	525
Restricted shares	857	959	638
Convertible preferred stock	10,016	9,534	9,074
Convertible debt	154	154	154
	11,515	11,138	10,391

(5)  Certain Balance Sheet Accounts

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of year	$482	$318	$1,173
Amounts charged to expense	448	719	829
Amounts written off, net of amounts recovered	(646)	(555)	(1,684)
Balance, end of year	$284	$482	$318

Prepaid Expenses and Other

Prepaid expenses and other consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Prepaid insurance premiums	$2,328	$1,449
Prefunded insurance claims	527	244
Other	3,078	2,269
	$5,933	$3,962

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land and landfills	$334,183	$321,529
Vehicles and equipment	118,211	100,190
Containers	45,525	38,135
Buildings and improvements	22,544	17,192
Computers and software	1,646	1,525
Furniture and fixtures	1,450	1,139
	523,559	479,710
Less accumulated depreciation and amortization	189,438	159,146
	$334,121	$320,564

Accrued Liabilities and Other

Accrued liabilities and other consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrued insurance claims	$2,915	$3,372
Accrued payroll costs	2,707	1,536
Deferred revenue	5,903	5,327
Accrued taxes	1,124	870
Accrued interest	913	868
Other	2,923	1,948
	$16,485	$13,921

(6)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the periods indicated are as follows (in thousands):

Balance, December 31, 2009	$65,318
Acquisitions	6,769
Divestitures	(509)
Balance, December 31, 2010	$71,578
Acquisitions	29,691
Balance, December 31, 2011	$101,269

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

Under the guidance of ASC Topic 350, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test.  The first step for the test requires the Company to estimate the fair value of each reporting unit and to compare the fair value to the reporting unit’s carrying value.  The Company estimated the fair value of its reporting units using a discounted cash flow approach.  The key assumptions the Company used in preparing its discounted cash flow analysis were (1) projected cash flows, (2) expected long-term growth rate, and (3) discount rate.  The Company based its projected cash flows on budgeted operating results for 2012.  For 2013 and future periods, the Company assumed a growth rate of 2.5% based on the 20-year inflation rate as published by the Federal Reserve.  The Company used an average discount rate of 8.9%, which represented its weighted average cost of capital and was evaluated by independent third parties for reasonableness.  The Company’s reporting units carry the majority of assets and liabilities related to their operations on their respective balance sheets, except for obligations associated with debt, self-insurance and deferred tax liabilities, as well as assets such as cash and deferred tax assets, which are primarily recorded on Corporate’s balance sheet.  To determine the carrying value of each reporting unit at the measurement date, the Company allocated assets and liabilities accounted for within its Corporate’s balance sheet to each of the reporting units based on the size of their respective operations.  The Corporate assets and liabilities relate to the operations of each of the reporting units, therefore, management believe they should be allocated to each of the reporting units to determine the appropriate fair values for each of the reporting units.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

In the Company’s discounted cash flow analysis for 2011, 2010 and 2009, the estimated fair value for each of its reporting units exceeded their respective carrying value.  Accordingly, there was no indication of impairment.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Intangible assets, all of which are subject to amortization, consist of the following at December 31, 2011 and 2010 (in thousands):

	Customer Contracts and Customer Lists	Covenants Not-to-Compete	Operating Rights	Total
December 31, 2011
Intangible assets	$13,450	$2,422	$4,715	$20,587
Less accumulated amortization	3,662	1,282	213	5,157
	$9,788	$1,140	$4,502	$15,430
December 31, 2010
Intangible assets	$10,041	$1,437	$—	$11,478
Less accumulated amortization	2,701	886	—	3,587
	$7,340	$551	$—	$7,891

Amortization expense for these intangible assets was approximately $1,570, $881 and $843 for 2011, 2010 and 2009, respectively.  The intangible asset amortization expense estimated as of December 31, 2011, for the five years following 2011 is as follows (in thousands):

2012	2013	2014	2015	2016
$1,581	$1,505	$1,395	$1,256	$1,105

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Senior notes, with interest rate of 9.25%, due in June 2014	$—	$150,000
Senior notes, with interest rate of 7.50%, due in June 2019	175,000	—
Revolving credit facility with financial institutions, variable interest rate based on LIBOR plus a margin (2.98% and 2.89% at December 31, 2011 and 2010, respectively)	99,000	81,000
Seller note, with two installments of $500 due on January 15, 2010 and 2011	—	496
Seller convertible notes, with interest rate of 5.5%, due in October 2012	1,575	1,575
	275,575	233,071
Less current maturities	1,575	500
	$274,000	$232,571

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

As of December 31, 2011, the Company incurred a $5.8 million loss on early extinguishment of debt associated with the tender and redemption of the 2014 Notes, which consisted of $1.7 million write-off of unamortized deferred financing costs and $4.1 million associated with tender offer consent payment, call premium of the Redeemed Notes and related transaction costs.

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

The Company incurred approximately $4.4 million of financing costs associated with the 2019 Notes.  As of December 31, 2011, the fair value of the 2019 Notes, based on quoted market prices, was approximately $176.8 million compared to a carrying amount of $175 million.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Revolving Bank Credit Facility

On July 5, 2006, the Company entered into a $100 million revolving secured credit facility with Comerica Bank (“Comerica”) maturing July 5, 2011 (as amended, the “Credit Agreement”).  On July 28, 2006, Comerica syndicated the Credit Agreement to a group of banks and the Company agreed to increase the capacity of the revolving credit facility to $175 million.  The credit commitment available under the Credit Agreement includes sub-facilities for standby letters of credit in the aggregate principal amount of up to $30.0 million and a swing-line feature for up to $10.0 million for same day advances.  The Credit Agreement includes covenants related to interest margins associated with various leverage ratios.  These interest margins were amended in October 2008, February 2009 and 2010, June 2010, and again in May 2011.  Applicable fees and margins are determined based on the Company’s leverage ratio for the trailing 12-month reporting period on each quarterly reporting date.

On May 25, 2011, the Company, Comerica, in its capacity as administrative agent, and certain other lenders, entered into the Fourteenth Amendment to the Credit Agreement (the “Amendment”) to amend the Credit Agreement, by and between the Company, Comerica as administrative agent and certain other lenders, as previously amended.

The Amendment provided for the following: (1) extends the maturity date under the Credit Agreement to April 2016 from January 2014; (2) authorizes the Company to issue up to $225 million in aggregate amount of senior notes; (3) includes an accordion feature pursuant to which, and subject to the conditions set forth in the Amendment, the current aggregate revolving credit commitments of $200 million under the Credit Agreement may be increased at the Company’s request by up to $50 million; (4) increases the maximum Leverage Ratio to 5.25:1.00 from 4.50:1.00; (5) increases the maximum Senior Secured Funded Debt Leverage Ratio to 3.25:1.00 from 2.50:1.00; (6) allows net proceeds from any sales of new equity securities to be used to repurchase preferred stock or be used for expansion expenditures, provided that (i) it occurs within 90 days of any such equity offering and (ii) with respect to preferred stock repurchases, there is a 0.25 cushion under both leverage ratios after such repurchase and at least $10 million in liquidity; (7) allows for reinvestment of proceeds from asset sales to be reinvested back into the business so long as they occur within 12 months; (8) provides adjustments to Pro Forma Adjusted EBITDA for up to $10 million in transaction costs for the bond refinancing evidenced by the Purchase Agreement for the 2019 Notes (and the related tender offer for the Company’s 2014 Notes) and the Amendment, respectively; and (9) provides for the addition of two new lenders to the bank group under the Credit Agreement and for the departure of an existing lender.

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

As of December 31, 2011, there were $99.0 million outstanding under the Credit Agreement and approximately $12.1 million in letters of credit that serve as collateral for insurance claims and bonding, leaving $88.9 million in available capacity.  With $0.3 million cash on hand at December 31, 2011, the total capacity was approximately $89.2 million.  The carrying amount of the Company’s Credit Agreement approximates its fair value based on estimated future cash flows discounted at rates currently quoted.  The fair value of the Company’s debt is determined as of its balance sheet date and is subject to change.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

Other Debt Instruments

In connection with one acquisition in 2009, the Company issued a seller note, with two installments of $500 due on January 15, 2010 and 2011.

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

The aggregate payments of long-term debt outstanding at December 31, 2011 are as follows (in thousands):

2012	$1,575
2013	—
2014	—
2015	—
2016	99,000
Thereafter	175,000
$275,575

(8)  Note Payable

In December of 2011, the Company issued a note payable for $1,810 to a financial institution to fund the payments of general insurance premiums.  The note bears interest at 5.5% and principal and interest are payable monthly through October 1, 2012.  In December of 2010, the Company issued a note payable for $1,541 to a financial institution to fund the payments of general insurance premiums.  The note bears interest at 5.5% and principal and interest are payable monthly through October 1, 2011.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The preferred shares were convertible into 7,812,500 shares of the Company’s common stock on the issuance date and with the effect of the cumulative PIK dividends would be convertible into 10,214,371 shares of common stock as of December 31, 2011.  Ares holds certain preferential rights, including the right to appoint two directors.  The Company can force a conversion into its common stock following either (i) the average of the closing price of the common stock for each of 20 consecutive trading days exceeding $14.40 per share or (ii) a fundamental transaction that Ares does not treat as a liquidation.  The Company can, at its discretion, redeem for cash equal to the liquidation preference, which was approximately $98.1 million as of December 31, 2011.  The Company has the option to PIK or pay a cash dividend at the rate of 5% per annum.  The preferred shares have no stated maturity and no mandatory redemption requirements.  The original issuance date for the preferred stock is the commitment date for both the preferred stock and the initial five years’ worth of dividends as the payment of the dividends through in-kind payments were non-discretionary for the initial five-year period that expired on July 27, 2011.  Based on the fair value of the Company’s underlying common stock on the issuance date and the stated conversion date, there is no beneficial conversion feature associated with the issuance of the preferred stock.

Stock-based Compensation

The Company established the 2004 WCA Waste Corporation Incentive Plan, which has been amended and restated from time to time to comply with applicable federal law.  On September 28, 2010, the stockholders of the Company approved the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan.  This amendment (1) increased the Company’s common stock authorized for issuance under the plan from 2,250,000 shares to 2,900,000 shares, (2) established an “evergreen” provision to increase the number of shares available for awards and grants on January 1 of each year by the lesser of (i) 500,000 additional shares or (ii) a number of shares such that the total authorized shares under the plan following such increase would be equal to 9% of the fully-diluted common shares issued and outstanding as of December 31 of the preceding year, and (3) made the shares surrendered by participants to satisfy tax withholding obligations available for future issuance.  As of December 31, 2011, there were approximately 364,000 remaining shares of the Company’s common stock authorized for issuance.

During 2011, 2010 and 2009, approximately 382,000, 627,000 and 313,000 restricted shares of the common stock of the Company were granted to certain directors, officers and key employees with an aggregate market value of $1,962, $2,850 and $939 on the grant dates, respectively.  The unearned compensation is being amortized to expense on a straight-line basis over the required employment period, or the vesting period, as the restrictions lapse at the end of each anniversary after the date of grant.  During the years ended December 31, 2011, 2010 and 2009, $2,021, $1,543 and $1,653 of stock compensation expense related to these restricted shares was recognized.  As of December 31, 2011, the unrecognized compensation expense associated with restricted shares was $3,021 and will be recognized over an average period of 1.79 years.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The following table reflects the restricted share activity for the Company during 2011, 2010 and 2009 (in thousands):

	2011			2010			2009
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	959	$4.62		638	$5.10		687	$6.93
Granted	382	5.14		627	4.54		313	3.00
Vested	(478)	4.78		(299)	5.46		(289)	6.87
Forfeited	(6)	5.16		(7)	5.45		(73)	6.26
Unvested at end of year	857	$4.76	1.79	959	$4.62	1.95	638	$5.10	1.93

The following table reflects the option activity for the Company during 2011, 2010 and 2009 (in thousands, except per share data):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	491	$9.52	525	$9.52	576	$9.52
Grants	—	—	—	—	—	—
Forfeitures	(3)	9.50	(34)	9.50	(51)	9.50
Outstanding at end of year	488	$9.52	491	$9.52	525	$9.52

The following table summarizes information about the stock options outstanding at December 31, 2011 (in thousands, except per share data):

	Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
9.50	477	$9.50	2.5
10.28 – 10.39	11	10.34	3.0
	488	$9.52	2.5

As the exercise prices of all outstanding options were greater than the Company’s common stock share price as of December 31, 2011, there was no intrinsic value as of December 31, 2011.  In addition, no compensation expense remains to be recognized as all stock options outstanding are vested.

Other

On February 11, 2011, the Company issued 406,669 shares of its common stock valued at $2.0 million in association with the Stoughton transaction.  On February 28, 2011, the Company issued 2,409,639 shares of its common stock valued at $12.7 million as part of the consideration for the Emerald Waste acquisition.

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

(10)  Employee Benefit Plan

Effective February 1, 2000, the Company began sponsoring a 401(k) Profit Sharing Plan for its eligible employees.  Under the plan, eligible employees are permitted to make salary deferrals of amounts up to the Internal Revenue Service limitation.  Salary deferrals will be matched 25% by WCA, subject to IRS limitations, and employees are 100% vested in these matching contributions after three years of service with the Company.  Salary deferrals are 100% vested at all times.  Matching contributions to the plan for the years ended December 31, 2011, 2010 and 2009 totaled $395, $366 and $288, respectively.

(11)  Income Taxes

The Company’s provision for income taxes is determined by applying the applicable statutory rate to the Company’s pre-tax financial reporting income (loss), adjusted for permanent book-tax differences.  The Company’s federal and state income tax provision attributable to pre-tax income (loss) for the periods reported consist of the following (in thousands):

	2011	2010	2009
Current:
Federal	$—	$335	$—
State	(508)	(476)	(542)
Deferred:
Federal	676	(1,986)	(1,616)
State	(629)	212	(800)
Income tax provision	$(461)	$(1,915)	$(2,958)

At December 31, 2011 and 2010, the individually significant components that comprise the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Federal net operating loss carryforward	$15,384	$13,841
State net operating loss carryforward	8,982	7,819
Other	3,247	3,132
Deferred tax assets before valuation allowance	27,613	24,792
Valuation allowance	(9,386)	(8,160)
Deferred tax assets after valuation allowance	18,227	16,632
Deferred tax liabilities:
Excess of book basis over tax basis of property	(15,585)	(14,191)
Prepaid expenses	(632)	(403)
Deferred tax liabilities	(16,217)	(14,594)
Net deferred tax assets	$2,010	$2,038

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

At December 31, 2011, the Company had a federal net operating loss carryforward (NOL) of approximately $44.0 million which, if not utilized, will begin to expire in 2022.  Additionally the Company has state NOLs of approximately $209.2 million which, if not utilized, will expire beginning in 2012.  The amount of the NOLs that can be utilized to offset taxable income in any individual year may be severely limited.  Accordingly, the Company has established valuation allowances against the deferred tax assets associated with a portion of these NOLs.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $9,386 and $8,160, respectively.  The change in the total valuation allowance for the years ended December 31, 2011, 2010 and 2009 was a net increase of $1,226, $513 and $1,426, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$1,789
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	—
Additions for tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	(22)
Balance at December 31, 2011	$1,769

Included in the balance of unrecognized tax benefits as of December 31, 2011, was $1,769 of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.  During the year ended December 31, 2011, the Company accrued approximately $2 of gross interest and penalties.

Within the next 12 months, the Company anticipates a reduction of approximately $10 in the balance of unrecognized tax benefits for a tax position related to prior years.

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

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

The table below reconciles the Company’s statutory income tax (provision) benefit attributable to pre-tax income (loss) to its effective income tax provision at December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Statutory federal tax (provision) benefit	$678	$(1,331)	$(1,388)
State income tax benefit, net of federal tax	326	341	554
Adjustment to valuation allowance	(1,066)	(513)	(1,426)
Nondeductible expenses and other	(419)	(436)	(695)
FIN 48 interest and penalties	20	24	(3)
Effective tax provision	$(461)	$(1,915)	$(2,958)

(12)  Segment Reporting

The Company’s operations consist of the collection, transfer, processing and disposal of non-hazardous solid waste.  Revenues are generated primarily from the Company’s collection operations to residential, commercial and roll-off customers and landfill disposal services.  The following table reflects total revenue by source for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Collection:
Residential	$68,515	$53,619	$55,086
Commercial	40,048	25,917	25,082
Roll-off	44,817	43,534	45,763
Total collection	153,380	123,070	125,931
Disposal	102,902	98,841	68,831
Less intercompany	29,685	28,338	25,109
Disposal, net	73,217	70,503	43,722
Transfer and other	60,612	47,493	35,924
Less intercompany	13,395	11,582	11,439
Transfer and other, net	47,217	35,911	24,485
Total revenue	$273,814	$229,484	$194,138

The table below reflects major operating segments (Region I: Kansas, Missouri; Region II: Colorado, New Mexico, Oklahoma, Texas; Region III: Alabama, Arkansas, North Carolina, South Carolina, Tennessee; Region IV: Massachusetts, Ohio; Region V: Florida) for the years ended December 31, 2011, 2010 and 2009 (in thousands).

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

	Region I	Region II	Region III	Region IV	Region V	Corporate	Total
Year ended December 31, 2011:
Revenue	$53,671	$96,890	$46,347	$43,865	$33,041	$—	$273,814
Depreciation and amortization	5,635	11,553	6,528	4,907	4,491	375	33,489
Operating income (loss)	6,863	7,476	7,075	1,865	1,953	(1,007)	24,225
Total assets	80,347	144,332	99,129	55,466	94,409	22,523	496,206
Goodwill	25,367	25,357	20,794	—	29,751	—	101,269
Capital expenditures	5,173	13,567	5,764	4,828	2,029	121	31,482
Year ended December 31, 2010:
Revenue	$50,316	$90,414	$44,369	$38,049	$6,336	$—	$229,484
Depreciation and amortization	5,357	11,430	6,586	4,540	1,703	442	30,058
Operating income (loss)	6,331	8,984	8,057	83	(621)	421	23,255
Total assets	80,261	142,047	100,575	47,223	46,948	22,808	439,862
Goodwill	25,367	25,417	20,794	—	—	—	71,578
Capital expenditures	4,950	16,391	6,096	3,494	334	17	31,282
Year ended December 31, 2009:
Revenue	$50,846	$95,280	$41,543	$—	$4,469	$—	$194,138
Depreciation and amortization	5,783	11,030	7,276	—	1,781	487	26,357
Operating income (loss)	5,795	17,489	3,659	—	(718)	(2,141)	24,084
Capital expenditures	5,780	11,850	2,625	—	3,541	31	23,827

Total assets for Corporate include cash, certain permitted but unopened landfills and corporate airplane.

(13)  Commitments and Contingencies

(a) Operating Leases

The Company leases certain of its operating and office facilities for various terms.  Lease expense aggregated $4,603, $4,012 and $2,132 during 2011, 2010 and 2009, respectively.  The long-term, non-cancelable rental obligations as of December 31, 2011 are due in the following years (in thousands):

2012	$3,187
2013	3,129
2014	2,433
2015	2,019
2016	1,664
2017 and thereafter	8,164
$20,596

(b) Financial Instruments

Letters of credit, performance bonds, and other guarantees have been provided by WCA to support performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts.  Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 2011 aggregated approximately $95.8 million.

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

The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  As of December 31, 2011, the Company was not aware of any significant environmental liabilities.

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

On December 29, 2011, a putative stockholder class action complaint (the “Newman Action”) related to the Agreement and Plan of Merger Agreement, dated as of December 21, 2011, by and among Cod Intermediate, LLC, a Delaware limited liability company, indirectly owned by Macquarie Infrastructure Partners II U.S., L.P., a Delaware limited partnership (“MIP II US”) and Macquarie Infrastructure Partners II International, L.P., a Delaware limited partnership (“MIP II International” and, together with MIP II US, the “Investor Group”), Cod Merger Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Cod Intermediate, LLC and the Company, as amended from time to time (the “Merger Agreement”), was filed by Tammy Newman, a purported stockholder of WCA, in the District Court of Harris County, Texas (the “Court”).  The plaintiff filed an amended complaint on February 3, 2012.  The complaint, as amended alleges that Board of Directors of WCA, WCA, MIP II US and MIP II International violated applicable law by breaching and/or aiding and abetting the other defendants’ breaches of their fiduciary duties of loyalty, due care, candor, independence, good faith and fair dealing.  Among other remedies sought, the lawsuit seeks to enjoin the proposed merger, unless and until the Company adopts and implements a procedure or process to obtain a merger agreement providing the highest possible value for stockholders and discloses all material information to stockholders about the merger.  On February 15, 2012, another putative stockholder class action complaint was filed in the District Court of Harris County, Texas, styled Graham v. WCA Waste Corp., et al., No. 2012-09500 (the “Graham Action”).  In that suit, the plaintiff purports to assert similar claims against, and seek similar relief with respect to, the same defendants as in the Newman Action.  The Company anticipates that the Graham Action will be consolidated with the Newman Action.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

On February 14, 2012, the Company and the other parties to the Newman and the Graham Actions reached a settlement in principle, which provides for the dismissal with prejudice of the Newman Action and the Graham Action and a release of the defendants by a shareholder class from all present and future claims asserted in the Newman Action or the Graham Action (or otherwise relating to the Merger) in exchange for, among other things, supplemental disclosure.  In addition, as part of the settlement in principle, the Company (or its insurers or successors) has agreed to pay an amount not to exceed $350, or such lesser amount as the Court may award, to plaintiffs’ counsel for their fees and expenses.  The proposed settlement is subject to further definitive documentation and to a number of conditions, including, without limitation, the completion of certain reasonable discovery by the plaintiffs and court approval of the proposed settlement.  There is no assurance these conditions will be satisfied.

The settlement will not affect the merger consideration to be paid to the Company’s stockholders in connection with the proposed merger.

Other than as set forth above and routine litigation incidental to the Company’s business, which is not currently expected to have a material adverse effect upon its financial condition, results of operations or prospects, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

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

(14)  Related-Party Transactions

The Company reimburses its outside board members for expenses incurred in connection with their service as directors.  The Company did not make payment for such reimbursements during 2011.  Total payments of $61 and $1 were made during 2010 and 2009, respectively.

WCA WASTE CORPORATION

Notes to Consolidated Financial Statements — Continued
(dollars in thousands unless otherwise indicated)

(15)  Unaudited Quarterly Financial Data

The following table summarizes quarterly financial information for 2011 and 2010 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2011:
Revenue	$57,988	$73,279	$74,399	$68,148	$273,814
Operating income	3,659	7,493	8,353	4,720	24,225
Net loss available to common stockholders	(1,672)	(3,041)	(669)	(1,739)	(7,121)
Basic earnings (loss) per share	$(0.08)	$(0.13)	$(0.03)	$(0.08)	$(0.32)
Diluted earnings (loss) per share	$(0.08)	$(0.13)	$(0.03)	$(0.08)	$(0.32)
2010:
Revenue	$52,307	$60,295	$59,279	$57,603	$229,484
Operating income	3,657	7,554	6,683	5,361	23,255
Net income (loss) available to common stockholders	(1,856)	210	(355)	(611)	(2,612)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.02)	$(0.03)	$(0.13)
Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.02)	$(0.03)	$(0.13)

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

None.

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management’s assessment of the design and effectiveness of internal controls is included as part of this Form 10-K.  KPMG LLP, our independent registered public accountants, also attested to, and reported on, management’s assessment of the effectiveness of internal controls over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward-looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.  KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report, which appears in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information with respect to our directors, executive officers, audit committee and audit committee financial expert, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Information relating to our Board of Directors and Certain Committees of our Board of Directors,” respectively, in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

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

The information required by Rule 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Information relating to our Board of Directors and Certain Committees of our Board of Directors” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 of this Form 10-K is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements,” and “Compensation of Directors” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this Form 10-K is incorporated by reference to the section entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of this Form 10-K is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the close of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules.

Consolidated financial statements of the Company are included in Part II, Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.  All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

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

2.3
Agreement and Plan of Merger dated December 21, 2011 by and among Cod Intermediate, LLC, Cod Merger Company, Inc. and WCA Waste Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

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

4.3
Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

Exhibit No.	Description
4.4
Indenture, dated as of June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

4.5
First Supplemental Indenture, dated as of October 12, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on October 27, 2011).

4.6
Second Supplemental Indenture, dated as of December 8, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 14, 2011).

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

10.7
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.8
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.9
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.10+
Form of Stock Option Agreement under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

Exhibit No.	Description
10.11+
Form of Executive Officer Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.12
Form of Non Employee Director Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.13
Form of Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.14
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.15
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.16
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.17
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.18
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.19
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010).

10.20
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.21
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

10.22
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.23
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.24
Note Purchase Agreement, dated May 26, 2011, among WCA Waste Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

Exhibit No.	Description
10.25
Fourteenth Amendment to Revolving Credit Agreement, dated May 25, 2011, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.26
Registration Rights Agreement, dated June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

10.27
Management Operating Agreement dated December 19, 2011 by and among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

10.28
Equity Interest and Asset Purchase Agreement dated December 19, 2011 by and among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2011.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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

Date:  March 15, 2012

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

Name	Title	Date

/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 15, 2012
Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome M. Kruszka	President, Chief Operating Officer	March 15, 2012
Jerome M. Kruszka	and Director

/s/ Charles A. Casalinova	Senior Vice President and Chief	March 15, 2012
Charles A. Casalinova	Financial Officer (Principal Financial Officer)

/s/ joseph J. Scarano, Jr.	Vice President and Controller	March 15, 2012
Joseph J. Scarano, Jr.	(Principal Accounting Officer)

/s/ Richard E. Bean	Director	March 15, 2012
Richard E. Bean

/s/ Ryan Berry	Director	March 15, 2012
Ryan Berry

/s/ Daniel J. Clark	Director	March 15, 2012
Daniel J. Clark

/s/ Preston Moore, Jr.	Director	March 15, 2012
Preston Moore Jr.

/s/ Roger A. Ramsey	Director	March 15, 2012
Roger A. Ramsey

/s/ Jeffrey S. Serota	Director	March 15, 2012
Jeffrey S. Serota

/s/ John V. Singleton	Director	March 15, 2012
Honorable John V. Singleton

EXHIBIT INDEX

Exhibit No.	Description
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

2.3
Agreement and Plan of Merger dated December 21, 2011 by and among Cod Intermediate, LLC, Cod Merger Company, Inc. and WCA Waste Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

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

4.3
Specimen of Series A Convertible Pay-in-Kind Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

4.4
Indenture, dated as of June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

4.5
First Supplemental Indenture, dated as of October 12, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on October 27, 2011).

4.6
Second Supplemental Indenture, dated as of December 8, 2011, by and among WCA Waste Corporation, the guarantors named therein and BOKF, NA dba Bank of Texas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 14, 2011).

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

10.7
Stockholder’s Agreement. dated July 27. 2006, among WCA Waste Corporation and Ares Corporate Opportunity Fund II. L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.8
Registration Rights Agreement, dated July 27, 2006, among WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.9
Management Rights Letter, dated July 27, 2006, between WCA Waste Corporation and Ares Corporate Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q (File No. 000-50808) filed with the SEC on August 8, 2006).

10.10+
Form of Stock Option Agreement under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.11+
Form of Executive Officer Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.12
Form of Non Employee Director Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.13
Form of Restricted Stock Grant under the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 14, 2007).

10.14
Eighth Amendment to Revolving Credit Agreement, dated October 22, 2008, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on October 27, 2008).

10.15
Ninth Amendment to Revolving Credit Agreement, dated February 19, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K and Form 8-K/A (File No. 000-50808) filed with the SEC on February 25, 2009).

10.16
Tenth Amendment to Revolving Credit Agreement, dated December 31, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.17
Registration Rights Agreement dated December 31, 2009 among WCA Waste Corporation and the individuals and entities named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on January 5, 2010).

10.18
Stockholders’ Agreement dated January 15, 2010 among WCA Waste Corporation, Joseph E. LoConti, Daniel J. Clark, Gregory J. Skoda Revocable Trust, and Patricia A. Skoda Revocable Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 50808) filed with the SEC on January 15, 2010).

10.19
Eleventh Amendment to Revolving Credit Agreement, dated February 17, 2009, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on February 26, 2010).

10.20
Twelfth Amendment to Revolving Credit Agreement, dated June 30, 2010, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on July 6, 2010).

10.21
Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan, effective September 28, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on September 28, 2010).

10.22
Registration Rights Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.23
Stockholders’ Agreement dated February 28, 2011 among WCA Waste Corporation and EWS Holdings, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on March 3, 2011).

10.24
Note Purchase Agreement, dated May 26, 2011, among WCA Waste Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.25
Fourteenth Amendment to Revolving Credit Agreement, dated May 25, 2011, among WCA Waste Corporation and Comerica Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on May 31, 2011).

10.26
Registration Rights Agreement, dated June 7, 2011, by and among WCA Waste Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on June 7, 2011).

10.27
Management Operating Agreement dated December 19, 2011 by and among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

10.28
Equity Interest and Asset Purchase Agreement dated December 19, 2011 by and among WCA Waste Corporation, WCA of Massachusetts, LLC, WCA of Ohio, LLC, Live Earth LLC, Champion City Recovery, LLC, Boxer Realty Redevelopment, LLC, Sunny Farms Landfill, LLC and New Amsterdam & Seneca Railroad Company, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-50808) filed with the SEC on December 21, 2011).

12.1*	Statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 2011.
14.1	WCA Waste Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K (File No. 000-50808) filed with the SEC on March 24, 2005).
21.1*	List of Subsidiaries of WCA Waste Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

+	Management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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