Form 10-K/A
period 2011-12-31
WCA WASTE CORP
filed 2012-03-20
CIK 1282398

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

1330 Post Oak Blvd., 30th Floor
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 15, 2012, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission and indicated that it would be incorporating portions of its Proxy Statement for the 2012 Annual Meeting of Stockholders.  This Amendment No. 1 on Form 10-K/A amends such Annual Report on Form 10-K solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.  Except as discussed above, no other revisions are being made to such Annual Report on Form 10-K and this amendment does not reflect events occurring after the filing of such Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Director Since
Tom J. Fatjo, Jr. (1) (Chairman)	71	2000
Jerome M. Kruszka	63	2000
Richard E. Bean	68	2004
Roger A. Ramsey	73	2004
Preston Moore, Jr.	79	2006
Honorable John V. Singleton	94	2006
Daniel J. Clark	57	2010

Tom J. Fatjo, Jr.  Mr. Fatjo, Jr. has served as chairman of our Board of Directors (the “Board”) and chief executive officer since our formation in September 2000.  From 1992 to August 1998, Mr. Fatjo, Jr. served as the chairman and chief executive officer, and from 1994 to 1996 as the president, of TransAmerican Waste Industries, Inc., or TransAmerican, a publicly-held waste management company that merged into USA Waste Services, Inc. in 1998.  In 1990 and 1991, Mr. Fatjo, Jr. was -the co-founder and the chairman of the board of directors and chief executive officer of Republic Waste Industries, Inc., or Republic Waste, another publicly-held waste management company. Mr. Fatjo, Jr. also founded Browning-Ferris Industries, Inc., or BFI, formerly one of the nation’s largest solid waste management companies and now a part of Republic Services, Inc., another publicly-held waste management company. From 1966 to 1976, Mr. Fatjo, Jr. served as the co-chief executive officer responsible for BFI’s mergers and acquisitions and corporate development activities.  Mr. Fatjo, Jr. remained on BFI’s board until 1980. Mr. Fatjo, Jr. received a Bachelor of Arts degree from Rice University. Mr. Fatjo, Jr. has over 45 years of experience in the solid waste management industry, and this experience, along with his service as our chief executive officer, qualifies him to serve as chairman of our Board of Directors.  Mr. Fatjo, Jr. is the father of Tom J. Fatjo, III, our senior vice president - finance and secretary.

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

Name	Age	Director Since
Jeffrey S. Serota	46	2006
Ryan Berry	32	2010

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

Name	Age	Position Held
Tom J. Fatjo, Jr.	71	Chairman of the Board and Chief Executive Officer
Jerome M. Kruszka	63	President and Chief Operating Officer
Charles A. Casalinova	53	Senior Vice President and Chief Financial Officer
Tom J. Fatjo, III	47	Senior Vice President — Finance and Secretary

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

Tom J. Fatjo, III.  Mr. Fatjo, III has served as our senior vice president — finance and secretary since February 2004.  Prior to that, Mr. Fatjo, III served as our senior vice president and treasurer since our formation in September 2000.  From August 1998 to September 2000, Mr. Fatjo, III served as vice president, treasurer and director of Waste Corporation of America, Inc. From 1992 to August 1998, Mr. Fatjo, III served as vice president-treasurer of TransAmerican.  Mr. Fatjo, III began his career in the solid waste industry with Republic Waste, where he was in charge of investor relations from 1990 through 1991. Mr. Fatjo, III received a Bachelor of Business Administration degree in Finance from the University of Texas at Austin. Mr. Fatjo, III has over 21 years of experience in the solid waste management industry.  Mr. Fatjo, III is the son of Tom J. Fatjo, Jr., our chairman and chief executive officer.

Risk Management

Our Board of Directors oversees our management, which is responsible for the day-to-day issues of risk management.  Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and our independent registered public accounting firm.  In addition, members of management (including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel) may also report directly to the Board of Directors on significant risk management issues.

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

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the Board of Directors or with individual directors by sending a letter to our secretary or general counsel at the following address: WCA Waste Corporation, 133- Post Oak Blvd., 30th Floor, Houston, Texas 77056.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors

The table below sets forth the aggregate compensation paid during 2011 to our directors for the current year’s board service.  We did not grant options, non-equity incentive plan awards, or any compensation other than the payment of fees and the grant of restricted stock as shown below.  Our two employee directors, Tom J. Fatjo, Jr. and Jerome M. Kruszka, did not receive any additional compensation for board service during 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Total ($)
Richard E. Bean	127,000	52,500	179,500
Ryan Berry	91,500	52,500 (3)	144,000
Daniel J. Clark	92,000	52,500	144,500
Preston Moore, Jr.	96,000	52,500	148,500
Roger A. Ramsey	97,000	52,500	149,500
Jeffrey S. Serota	90,000	52,500 (3)	142,500
John V. Singleton	93,500	52,500	146,000
_________

(1)
The annual grants of restricted stock which have been made in prior years to the Company’s non-employee directors for their annual board service immediately following the Company’s annual meeting of stockholders were not made in 2011 since no annual meeting was held.  On December 6, 2011, the Company’s Board of Directors elected to pay each of the non-employees directors for their 2011 board service a cash amount of $60,000, in lieu of a restricted stock award.  Such amounts were paid to the non-employee directors on January 31, 2012.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to shares of restricted stock granted pursuant to the Fourth Amended and Restated 2004 WCA Waste Corporation Incentive Plan (the “Incentive Plan”), as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012, for further discussion on the recognition of stock-based compensation.

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

The following table sets forth the fees paid in 2011 to our non-employee directors for their service on the Board of Directors and committees of the Board and attendance at Board and committee meetings:

Annual Retainer	Annual Fee for Audit Committee Chairperson	Annual Fee for Compensation Committee Chairperson	Board Attendance Fee (in person)	Board Attendance Fee (telephonic)	Committee Attendance Fee (in person)	Committee Attendance Fee(telephonic)
$25,000	$15,000	$15,000	$1,000	$500	$500	$250

For 2011, Messrs. Bean, Berry, Clark, Moore, Ramsey, Serota and Judge Singleton each received $25,000 as their annual retainer for membership on the Board.  For 2011, Mr. Bean served as chairman of the Audit Committee and as chairman of the Compensation Committee.  Mr. Bean received $15,000 and $15,000 for serving as chair of the Audit and Compensation Committees, respectively.  Pursuant to the attendance fee schedule, Mr. Bean received $12,000, Mr. Berry received $6,500, Mr. Clark received $7,000, Mr. Moore received $11,000, Mr. Ramsey received $12,000, Mr. Serota received $5,000 and Judge Singleton received $8,500 for attendance at the Board of Directors and committee meetings during 2011.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. All directors receive reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.

No members of our Board, other than Messrs. Fatjo, Jr. and Kruszka whose compensation is described under “Executive Compensation” below, were paid any compensation in 2011 for their services as a director of the company other than the standard compensation arrangement for directors described in this narrative and reimbursement of expenses.  In 2011, our officers and employees who also served as directors did not receive additional compensation for their service as a director and each non-employee director received the cash compensation indicated above.

Compensation of Executive Officers

EXECUTIVE COMPENSATION

The following tables set forth the aggregate compensation earned during 2011, 2010 and 2009 by the chief executive officer, the chief financial officer and our two mostly highly compensated executive officers other than the chief executive officer and the chief financial officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs” and each individually a “Named Executive Officer” or “NEO”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)(3)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (4)	Total ($)
Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer	2011 2010 2009	645,000 633,000 395,430	356,654 343,134 345,183	153,188 — 449,703	209,181 117,304 79,786	1,364,023 1,093,438 1,270,102
Jerome M. Kruszka, President and Chief Operating Officer	2011 2010 2009	645,000 633,000 395,430	363,382 343,134 345,183	153,188 23,738 449,703	96,756 28,116 6,529	1,258,326 1,027,988 1,196,845
Charles A. Casalinova, Senior Vice President and Chief Financial Officer	2011 2010 2009	484,000 475,000 296,599	273,975 249,148 250,801	114,950 29,688 337,307	49,139 14,504 35,323	922,064 768,340 920,030
Tom J. Fatjo, III, Senior Vice President—Finance and Secretary	2011 2010 2009	484,000 475,000 296,599	272,090 236,714 224,953	114,950 29,688 337,307	26,708 13,129 27,788	897,748 754,531 886,647
_________

Columns without data have been omitted.

(1)
This column represents the dollar amount recognized for financial statement reporting purposes in fiscal 2011, 2010 and 2009, respectively, with respect to shares of restricted Common Stock granted pursuant to the Company Stock Plan, as determined pursuant to accounting standards related to stock-based compensation.  The aggregate grant date fair value is computed by multiplying the closing market price of our Common Stock on the grant date by the number of restricted shares granted.  See Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012, for further discussion on the recognition of stock-based compensation.  For more information on these awards, see the Grants of Plan-Based Awards table below.

(2)	This column represents cash payments made under the 2007 Management Incentive Plan (the “MIP”).

(3)
Amounts shown in this column include both (i) restricted stock grants made pursuant to the terms of each of the NEOs’ employment agreements which are awarded annually in an amount equal to their respective NEO’s annual salary divided by the average closing price of our Common Stock for the last 10 days ending on January 31st of the grant year and (ii) MIP awards made in the form of restricted stock; however, the amounts shown for 2011 do not reflect that portion of awards granted pursuant to the MIP that were made in the form of restricted Common Stock in January 2012 with respect to the achievement of performance goals in 2011.  All restricted shares reflected in this column vest over three years and are subject to forfeiture under certain circumstances.

The table below reflects the number and fair value of the shares of restricted Common Stock that were granted to Messrs. Fatjo, Jr., Kruszka, Casalinova and Fatjo, III under the MIP in January 2012 with respect to the achievement of performance goals established for 2011:

Named Executive Officer	Grant Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($) (*)
Tom J. Fatjo, Jr.	1/31/2012	23,567	153,186
Jerome M. Kruszka	1/31/2012	23,567	153,186
Charles A. Casalinova	1/31/2012	17,684	114,946
Tom J. Fatjo, III	1/31/2012	17,684	114,946
_________

*	Based on $6.50 per share, the per share consideration price to be paid in our proposed acquisition by an affiliate of Macquarie Capital.

(4)	The 2011 amounts reported for each of the named executive officers in “All Other Compensation” are show below (in dollars):

Named Executive Officer	401(k) Matching Contributions ($) (1)	Health Insurance Premiums ($)	Personal Use of Company Aircraft ($) (2)
Tom J. Fatjo, Jr.	5,500	9,916	193,765
Jerome M. Kruszka	5,500	2,739	88,517
Charles A. Casalinova	5,500	9,916	33,723
Tom J. Fatjo, III	4,125	9,916	12,667
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

(2)
We calculate the amount of the personal aircraft usage perquisite based on our incremental cost.  The calculation is based on the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and other variable costs.  Under applicable Internal Revenue Service regulations, we impute income to the NEOs for their personal aircraft usage based upon the Standard Industry Fare Level (SIFL) rates set by the U.S. Department of Transportation.  The amount of imputed income for each NEO, based on the SIFL rates, may not exceed annual limits established by our Board of Directors.  The imputed income to each of the NEOs for the personal aircraft usage in 2011 was as follows (with the maximum amounts established by the Board of Directors indicated in parentheses): $31,702 ($50,000 limit) for Mr. Fatjo, Jr., $16,566 ($50,000 limit) for Mr. Kruszka, $6,736 ($35,000 limit) for Mr. Casalinova and $6,648 ($35,000 limit) for Mr. Fatjo, III.

Grants of Plan-Based Awards for Fiscal Year 2011

We did not grant non-equity or equity incentive plan awards or stock options during 2011.  Rather, we granted stock awards consisting of restricted Common Stock under the Company Stock Plan and pursuant to employment agreements with each of our NEOs.  The stock awards to the NEOs in 2011 pursuant to the terms of their respective employment agreements were in made on February 10, 2011 based upon the average closing price of our Common Stock for the 10 trading days ending on January 31, 2011.  All of the stock awards granted in 2011 vest in equal one-third increments in 2012, 2013 and 2014.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2011 under the Company Stock Plan and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Tom J. Fatjo, Jr.	2/10/2011	80,700	403,500
Jerome M. Kruszka	2/10/2011	80,700	403,500
Charles A. Casalinova	2/10/2011	60,530	302,650
Tom J. Fatjo, III	2/10/2011	60,530	302,650
_________

(1)
The number of shares of restricted Common Stock was computed by dividing the NEO’s base salary for 2009 by the average closing price of $4.90 of our Common Stock for the 10 trading days ending on January 31, 2011.

(2)	Based on the market value on the date of grant of $5.00 per share.

In accordance with the terms of the MIP and the employment agreements with each of our NEOs, stock awards were granted to each of the NEOs in 2011 for 50% of the performance compensation earned under the MIP in 2010.  The specific awards of restricted Common Stock that were granted by the Compensation Committee to each of the NEOs in 2011 under the MIP and the terms of their respective employment agreements are as follows:

Named Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Jerome M. Kruszka	2/10/2011	4,844	24,220
Charles A. Casalinova	2/10/2011	6,059	30,295
Tom J. Fatjo, III	2/10/2011	6,059	30,295
_________

(1)
The number of shares of restricted Common Stock was computed by dividing 50% of the incentive compensation amount earned under the MIP by each of the NEOs in 2010 by the average closing price of $4.90 of our Common Stock for the 10 trading days ending on January 31, 2011.

(2)	Based on the market value on the date of grant of $5.00 per share.

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

•	Compensation. The employment agreements provide for the following base salaries for the NEOs for 2011 and 2012:

Named Executive Officer	2011 Base Salary ($)	2012 Base Salary ($)
Tom J. Fatjo, Jr.	645,000	664,350
Jerome M. Kruszka	645,000	664,350
Charles A. Casalinova	484,000	498,520
Tom J. Fatjo, III	484,000	498,520

In accordance with our compensation policies and the employment agreements with each of the NEOs, the base salaries are increased each year by not less than the increase during the immediately preceding year in the Consumer Price Index for the Houston Standard Metropolitan Statistical Area (the “Houston CPI”).  The increase in the NEO’s base salaries from 2010 to 2011 was equal to the 1.9% increase in the Houston CPI for the previous 12 months and from 2011 to 2012 was equal to the estimated increase in the Houston CPI of 3.0% for 2011.

•	Participation in Compensation Plans. Each NEO and various other key officers are eligible to participate in the following plans:

•
2007 Management Incentive Plan.  Pursuant to the MIP, each participant, including the NEOs, has the opportunity to earn an annual bonus based on performance measures and annual incentive plan goals, which are established by the Compensation Committee.  The opportunity to earn a bonus under the MIP is expressed as a percentage of base salary and is set each year for each NEO separately.  For 2011 and 2012, the maximum percentage of base salary for each NEO is 50%, which amount was reduced from 200% of each NEO’s annual base salary under the 2010 amendment and restatement of their respective employment agreements.   Awards under the MIP are paid one-half in cash and one-half in restricted shares of our Common Stock.

•
For 2011, the Compensation Committee and the Board of Directors established seven performance criteria for potential 2011 awards to the NEOs under the MIP.  The 2011 performance criteria were as follows: (1) an EBITDA goal, (2) a net income goal, (3) a targeted acquisition goal, (4) a goal related to refinancing our $150 million of senior notes due 2014, (5) a recapitalization goal, (6) tiered goals relating to our leverage ratio, and (7) an analyst coverage goal. The percentage amount of each performance criteria that was allocated to the total potential MIP award for each NEO in 2011 was determined by the Compensation Committee based upon the functional duties and responsibilities of each of the NEOs.  Each of the seven 2011 performance criteria were applicable to all four NEOs; however, the percentage amount allocable to each was determined based upon their respective duties and responsibilities.  For 2011, the Compensation Committee determined that, based on the proposed merger between us, Cod Merger Company, Inc. and Cod Intermediate, LLC (the “Merger”) and the performance of the Company through September 30, 2011, all of the performance goals, except for net income, had been met.  Based on the achievement of such performance criteria, the NEOs earned MIP awards for 2011 equal to the following percentage amounts of their respective 2011 annual salaries: Mr. Fatjo, Jr., 47.5%; Mr. Kruszka, 47.5%; Mr. Casalinova, 47.5%; and Mr. Fatjo, III, 47.5%.

•
In light of the pending proposed Merger, the Compensation Committee has elected not to establish specific performance criteria for 2012.  Other than change in control payments to be made to the NEOs in connection with the Merger, no MIP awards are anticipated to be made to the NEOs for 2012 performance.  In the event that the Merger does not close, the Compensation Committee will determine the appropriate performance criteria for the remainder of 2012.

•
Restricted Stock Grants.  Under the terms of their respective employment agreements, the NEOs receive annual grants of restricted Common Stock under the Company Stock Plan, with such grants being made in January of each year.  Commencing in 2010, annual awards of restricted Common Stock awarded to the NEOs pursuant to their employment agreements, as amended on May 18, 2010, are determined by dividing the NEO's annual base salary for 2009 by the average closing price of our Common Stock, as quoted on The NASDAQ Stock Market, for the last ten (10) trading days that ends on January 31st of the grant year (the “Restricted Stock Fair Market Value Amount”).  This amount for the 2011 restricted stock grants was $4.90.  For periods commencing on January 1, 2011 and annually thereafter, the annual base salary amount to be used to determine the amount of restricted Common Stock to be awarded to each NEO are determined by the Compensation Committee in consultation with the NEOs; provided, however, that such amount may not be less than the NEO’s 2009 base salary.  The 2009 annual base salary amounts were used in determining the restricted stock awards for both 2011 and 2012.  The 2009 annual base salary amounts and the $6.50 per share Merger consideration were used in determining the restricted stock awards for 2012.

The restricted stock awards for 2011 were made in two separate grants, each of which was made on February 10, 2011. A grant was made to each of the NEOs in an amount equal to their 2009 annual base salary divided by the Restricted Stock Fair Value Amount as of January 31, 2011, which was $4.90 per share.  Except for Tom J. Fatjo, Jr., the NEOs received an additional grant based upon the Compensation Committee’s determination of the achievement of the MIP performance goals for 2010 by each of the NEOs as described under “2007 Management Incentive Plan” above.  In determining the grant amount, the respective NEO’s 2010 annual base salary was multiplied by MIP performance achievement percentage and the resulting dollar amount was divided by the Restricted Stock Fair Value Amount as of January 31, 2011, which was $4.90 per share.

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

The following table sets forth certain information regarding equity-based awards received by each of the NEOs as of December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Tom J. Fatjo, Jr.	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,875 (2)	90,326	—	—
	—	—	—	—	—	4,336 (3)	28,227	—	—
	—	—	—	—	—	27,749 (4)	180,646	—	—
	—	—	—	—	—	14,909 (5)	97,058	—	—
	—	—	—	—	—	36,864 (6)	239,985	—	—
	—	—	—	—	—	80,700 (7)	525,357	—	—
	—	—	—	—	—	— (8)	—	—	—
Jerome M. Kruszka	100,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	13,875 (2)	90,326	—	—
	—	—	—	—	—	4,336 (3)	28,227	—	—
	—	—	—	—	—	27,749 (4)	180,646	—	—
	—	—	—	—	—	14,909 (5)	97,058	—	—
	—	—	—	—	—	36,864 (6)	239,985	—	—
	—	—	—	—	—	80,700 (7)	525,357	—	—
	—	—	—	—	—	4,844 (8)	31,534	—	—
Charles A. Casalinova	75,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	10,408 (2)	67,756	—	—
	—	—	—	—	—	2,927 (3)	19,055	—	—
	—	—	—	—	—	20,813 (4)	135,493	—	—
	—	—	—	—	—	11,182 (5)	72,795	—	—
	—	—	—	—	—	27,651 (6)	180,008	—	—
	—	—	—	—	—	60,530 (7)	394,050	—	—
	—	—	—	—	—	6,059 (8)	39,444	—	—
Tom J. Fatjo, III	65,000	—	—	9.50	6/22/2014	—	—	—	—
	—	—	—	—	—	10,408 (2)	67,756	—	—
	—	—	—	—	—	2,927 (3)	19,055	—	—
	—	—	—	—	—	20,813 (4)	135,493	—	—
	—	—	—	—	—	11,182 (5)	72,795	—	—
	—	—	—	—	—	27,651 (6)	180,008	—	—
	—	—	—	—	—	60,530 (7)	394,050	—	—
	—	—	—	—	—	6,059 (8)	39,444	—	—
_________

(1)	Determined by multiplying the closing market price of our Common Stock as of December 30, 2011 ($6.51) by the number of shares in the prior column.

(2)
These restricted stock awards were granted on January 8, 2009 under the terms of the NEOs’ respective employment agreements and the Incentive Plan. The first one-third increment of these restricted stock awards vested on January 8, 2010 and the remaining restricted stock awards vest as follows:

Named Executive Officer	1/8/2012
Mr. Fatjo, Jr.	13,875
Mr. Kruszka	13,875
Mr. Casalinova	10,408
Mr. Fatjo, III	10,408

(3)
These restricted stock awards were granted on February 25, 2009 in payment of the incentive compensation earned for 2008 be each of the NEOs under the MIP.  The first one-third increment of these restricted stock awards vested on February 25, 2010 and the remaining restricted stock awards vest as follows:

Named Executive Officer	2/25/2012
Mr. Fatjo, Jr.	4,336
Mr. Kruszka	4,336
Mr. Casalinova	2,927
Mr. Fatjo, III	2,927

(4)
These restricted stock awards were granted on January 8, 2010 under the terms of the NEOs’ respective employment agreements and the Incentive Plan.  The first one-third increment of these restricted stock awards vested on January 8, 2011 and the remaining restricted stock awards vest as follows:

Named Executive Officer	1/8/2012	1/8/2013
Mr. Fatjo, Jr.	13,875	13,874
Mr. Kruszka	13,875	13,874
Mr. Casalinova	10,407	10,406
Mr. Fatjo, III	10,407	10,406

(5)
These restricted stock awards were granted on February 12, 2010 in payment of the incentive compensation earned for 2009 be each of the NEOs under the MIP.  The first one-third increment of these restricted stock awards vested on February 12, 2011 and the remaining restricted stock awards vest as follows:

Named Executive Officer	2/12/2012	2/12/2013
Mr. Fatjo, Jr.	7,454	7,455
Mr. Kruszka	7,454	7,455
Mr. Casalinova	5,591	5,591
Mr. Fatjo, III	5,591	5,591

(6)
These restricted stock awards were granted on September 28, 2010 under the terms of the NEOs’ respective employment agreements and the Incentive Plan.  The first one-third increment of these restricted stock awards vested on September 28, 2011 and the remaining restricted stock awards vest as follows:

Named Executive Officer	9/28/2012	9/28/2013
Mr. Fatjo, Jr.	18,432	18,432
Mr. Kruszka	18,432	18,432
Mr. Casalinova	13,825	13,826
Mr. Fatjo, III	13,825	13,826

(7)	These restricted stock awards were granted on February 10, 2011 under the terms of the NEOs’ respective employment agreements and the Incentive Plan and vest as follows:

Named Executive Officer	2/10/2012	2/10/2013	2/10/2014
Mr. Fatjo, Jr.	26,900	26,900	26,900
Mr. Kruszka	26,900	26,900	26,900
Mr. Casalinova	20,177	20,177	20,176
Mr. Fatjo, III	20,177	20,177	20,176

(8)	These restricted stock awards were granted on February 10, 2011 in payment of the incentive compensation earned for 2010 by each of the NEOs under the MIP and vest as follows:

Named Executive Officer	2/10/2012	2/10/2013	2/10/2014
Mr. Kruszka	1,615	1,615	1,614
Mr. Casalinova	2,020	2,020	2,019
Mr. Fatjo, III	2,020	2,020	2,019

In 2011, none of the NEOs exercised any of the options previously granted to them, all of which are vested in full.  The following table sets forth certain information regarding vesting of restricted stock held by the NEOs during the year ended December 31, 2011.

Stock Vested in Fiscal Year 2011

Named Executive Officer	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
Tom J. Fatjo, Jr.	85,384	411,081
Jerome M. Kruszka	85,384	411,081
Charles A. Casalinova	62,702	301,729
Tom J. Fatjo, III	61,176	294,297
__________

Determined by multiplying the number of shares of stock that vested during 2011 by the closing market price of our Common Stock on the respective vesting dates, but excluding any tax obligation incurred in connection with such vesting.

Potential Payments Upon Termination or Change-in-Control

The following summaries set forth potential payments payable to our NEOs upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.  For purposes of the following summaries, dollar amounts are estimates based on salary as of December 31, 2011, benefits paid to the named executive officer in fiscal year 2011 (and any prior years as applicable) and stock and option holdings of the name executive officer as of December 31, 2011.  The summaries assume a price per share of our common stock of $6.51 per share, which was the closing price per share on December 30, 2011, as reported on the NASDAQ Stock Market.  In order to determine the number of shares to be granted in unknown future periods under the remaining term of the employment agreement, the summaries also assume $5.86 per share as the estimated 10-day average stock price, which was the average closing price of our Common Stock for the 10 trading days ending on December 30, 2011.

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

Tom Fatjo Jr.

Assuming  that Tom Fatjo Jr.’s employment was terminated under each of these circumstances, or a change in control occurred on December 31, 2011, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,935,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo Jr. or without cause by WCA Waste Corporation	2,464,998 (2)	—	1,734,188 (3)
Involuntary Termination other than for cause within 24 months of a change in control	3,994,664 (4)	—	1,315,020 (5)
__________

(1)	This amount represents three times the 2011 base salary for Mr. Fatjo.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2011; (b) the maximum award for which Mr. Fatjo was eligible in 2011 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2011; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2011.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 30, 2011 ($6.51).

(4)
This amount represents the sum of (a) three times the sum of Mr. Fatjo’s base salary ($645,000), average annual bonus over the prior three calendar years ($322,841), life insurance premium reimbursement ($37,031) and COBRA premium reimbursement ($12,000), (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Fatjo for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Fatjo for performance achieved in 2011 but which has not been paid.  Restricted Stock Awards are awarded annually to Mr. Fatjo equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Fatjo in the event of his termination following a Change in Control.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Fatjo’s annual base salary for 2009 of $395,430 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.

(5)
This amount represents 178,433 shares of unvested restricted stock held by Mr. Fatjo as of December 31, 2011 and 23,567 shares of the MIP award earned by Mr. Fatjo for performance achieved in 2011 but which has not been paid in restricted shares of our Common Stock.  The value of accelerated unvested restricted stock was calculated by multiplying 202,000 shares underlying Mr. Fatjo’s unvested restricted stock by $6.51 (our closing price per share on December 30, 2011).

Jerome M. Kruszka

Assuming  that Jerome M. Kruszka’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2011, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,935,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Kruszka or without cause by WCA Waste Corporation	2,443,467 (2)	—	1,765,722 (3)
Involuntary Termination other than for cause within 24 months of a change in control	3,972,506 (4)	—	1,346,554 (5)
__________

(1)	This amount represents three times the 2011 base salary for Mr. Kruszka.

(2)
This amount represents three times the sum of (a) Mr. Kruszka’s annual base salary for 2011; (b) the maximum award for which Mr. Kruszka was eligible in 2011 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2011; and (d) the health insurance premiums made for Mr. Kruszka’s benefit in 2011.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 30, 2011 ($6.51).

(4)
This amount represents the sum of (a) three times the sum of Mr. Kruszka’s base salary ($645,000) and average annual bonus over the prior three calendar years ($338,666), life insurance premium reimbursement ($13,820) and COBRA premium reimbursement ($12,000), (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Kruszka for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Kruszka for performance achieved in 2011 but which has not been paid.  Restricted Stock Awards are awarded annually to Mr. Kruszka equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Kruszka in the event of his termination following a Change in Control.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Kruszka’s annual base salary for 2009 of $395,430 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.

(5)
This amount represents 183,277 shares of unvested restricted stock held by Mr. Kruszka as of December 31, 2011 and 23,567 shares of the MIP award earned by Mr. Kruszka for performance achieved in 2011 but which has not been paid in restricted shares of our Common Stock.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2011 was calculated by multiplying 206,844 shares underlying Mr. Kruszka’s unvested restricted stock by $6.51 (our closing price per share on December 30, 2011).

Charles A. Casalinova

Assuming  that Charles A. Casalinova’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2011, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,452,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Casalinova or without cause by WCA Waste Corporation	1,861,248 (2)	—	1,338,135 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,991,372 (4)	—	1,023,724 (5)
__________

(1)	This amount represents three times the 2011 base salary for Mr. Casalinova.

(2)
This amount represents three times the sum of (a) Mr. Casalinova’s annual base salary for 2011; (b) the maximum award for which Mr. Casalinova was eligible in 2011 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2011; and (d) the health insurance premiums made for Mr. Casalinova’s benefit in 2011.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 30, 2011 ($6.51).

(4)
This amount represents the sum of (a) three times the sum of Mr. Casalinova’s base salary ($484,000) and average annual bonus over the prior three calendar years ($261,977), life insurance premium reimbursement ($3,098) and COBRA premium reimbursement ($12,000), (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Casalinova for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Casalinova for performance achieved in 2011 but which has not been paid.  Restricted Stock Awards are awarded annually to Mr. Casalinova equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Casalinova in the event of his termination following a Change in Control.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Casalinova’s annual base salary for 2009 of $296,599 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.

(5)
This amount represents 139,570 shares of unvested restricted stock held by Mr. Casalinova as of December 31, 2011 and 17,684 shares of the MIP award earned by Mr. Casalinova for performance achieved in 2011 but which has not been paid in restricted shares of our Common Stock.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2011 was calculated by multiplying 157,254 shares underlying Mr. Casalinova’s unvested restricted stock by $6.51 (our closing price per share on December 30, 2011).

Tom Fatjo, III

Assuming  that Tom Fatjo, III’s employment was terminated under each of these circumstances, or a Change in Control occurred on December 31, 2011, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Tax Gross-Ups ($)	Value of Equity Awards Received or to be Received ($)
Death or Permanent Disability	1,452,000 (1)	—	—
Termination for cause	—	—	—
Termination for good reason by Mr. Fatjo, III or without cause by WCA Waste Corporation	1,857,123 (2)	—	1,338,135 (3)
Involuntary Termination other than for cause within 24 months of a change in control	2,991,645 (4)	—	1,023,724 (5)
__________

(1)	This amount represents three times the 2011 base salary for Mr. Fatjo, III.

(2)
This amount represents three times the sum of (a) Mr. Fatjo’s annual base salary for 2011; (b) the maximum award for which Mr. Fatjo was eligible in 2011 under the MIP in accordance with the terms of his employment agreement; (c) matching 401(k) contribution made to his account for 2011; and (d) the health insurance premiums made for Mr. Fatjo’s benefit in 2011.

(3)
This amount represents the sum of the amount of accelerated unvested restricted stock currently owned plus any grants of restricted stock to be vested during the remaining three year term of the employment agreement based on the closing price of our Common Stock on December 30, 2011 ($6.51).

(4)
This amount represents the sum of (a) three times the sum of Mr. Fatjo’s base salary ($484,000) and average annual bonus over the prior three calendar years ($261,977), life insurance premium reimbursement ($3,189) and COBRA premium reimbursement ($12,000), (b) a calculated expected value based on vested amounts of restricted stock that would have been awarded to Mr. Fatjo for the remaining term of his employment agreement but for the occurrence of the Change in Control (the “CIC Restricted Stock Award”), and (c) the cash portion of the MIP award earned by Mr. Fatjo for performance achieved in 2011 but which has not been paid.  Restricted Stock Awards are awarded annually to Mr. Fatjo equal currently to his 2009 annual base salary divided by the fair market value of Company’s Common Stock determined as of the date of award.  The CIC Restricted Stock Award has been included to reflect the maximum amount of cash severance that could be paid to Mr. Fatjo in the event of his termination following a Change in Control.  The CIC Restricted Stock Award Amount was computed by multiplying Mr. Fatjo’s annual base salary for 2009 of $296,599 by the cash equivalent amount of restricted stock that would have been awarded and vested over the remaining three-year term of his employment agreement.

(5)
This amount represents 139,570 shares of unvested restricted stock held by Mr. Fatjo as of December 31, 2011 and 17,684 shares of the MIP award earned by Mr. Fatjo for performance achieved in 2011 but which has not been paid in restricted shares of our Common Stock.  The value of accelerated unvested restricted stock and restricted stock portion of the MIP award earned in 2011 was calculated by multiplying 157,254 shares underlying Mr. Fatjo’s unvested restricted stock by $6.51 (our closing price per share on December 30, 2011).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information provided below indicates the beneficial ownership, as of the dates indicated, of the Common Stock by each director, by each named executive officer, by all directors and executive officers as a group and by each person known by us to own more than 5% of the outstanding shares of Common Stock based on the number of shares outstanding as of March 15, 2012.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class of Preferred Stock (1)
Ares Corporate Opportunities Fund II, L.P. (2)	10,398,204 (2)	30.3%	750,000	100.0%
Dimensional Fund Advisors LP (3)	1,430,981	6.0%	—	—
EWS Holdings, LLC (4)	2,409,639	10.1%	—	—
Joseph E. LoConti and Group Members (5)
Joseph E. LoConti (5)	1,498,093	6.3%	—	—
Daniel J. Clark (5)	669,977	2.8%	—	—
Patricia A. Skoda, Trustee, Patricia A. Skoda Revocable Trusts (5)	276,702	1.2%	—	—
Gabelli Funds, LLC (6)	1,229,612	5.1%	—	—
__________

(1)
Other than the beneficial ownership of Common Stock by ACOF II, which percentage amount is presented on a fully-converted basis based on the adjusted stated value of the Preferred Stock as of March 15, 2012, all other beneficial ownership percentages are based on 23,915,045 shares of Common Stock and 750,000 shares of Preferred Stock outstanding as of March 15, 2012.

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

Shares reported include 39,970, 14,706, 12,632 and 12,632 shares held of record for the benefit of the Ares Entities by Jeffrey S. Serota, Ryan Berry, Anthony P. Ressler and Jeffrey B. Schwartz, respectively.  Messrs. Serota and Berry have been designated to serve on the Board of Directors by ACOF II.  Mr. Ressler is associated with the Ares Entities and previously served on the Board of Directors as a director designee of ACOF II.  Mr. Schwartz was previously associated with the Ares Entities and previously served on the Board of Directors as a director designee of ACOF II.  Pursuant to the policies of the Ares Entities, each of Messrs. Serota, Berry, Ressler and Schwartz holds these securities as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights in respect of such securities to Ares Management.  Accordingly, Messrs. Serota, Berry, Ressler and Schwartz each disclaim beneficial ownership of these shares.

(3)
Based on the Schedule 13G/A filed with the SEC on February 13, 2012, Dimensional Fund Advisors LP has sole voting power with respect to 1,417,120 shares of Common Stock and sole dispositive power with respect to 1,430,981 shares of Common Stock.  The address for Dimensional Fund Advisors LP is 6300 Bee Caves Road, Austin, TX 78746.

(4)
Based on the Schedule 13G filed with the SEC on March 11, 2011.  Waste Recyclers Holdings, LLC is the sole member of EWS Holdings, LLC and may be deemed to indirectly beneficially own the shares of Common Stock owned directly by EWS Holdings, LLC.  The address for EWS Holdings, LLC and Waste Recyclers Holdings, LLC is 200 Park Avenue, 7th Floor, New York City, NY 10116.

(5)
Except with respect to Daniel J. Clark, the information in the table above and the following information is based solely on Amendment No. 5 to the Schedule 13D filed with the SEC on January 6, 2012.  Joseph E. LoConti has sole voting and dispositive power with respect to 1,498,093 shares of Common Stock.  Daniel J. Clark has sole voting and dispositive power with respect to 669,977 shares of Common Stock.  Patricia A. Skoda, as trustee of the Patricia A. Skoda Revocable Trust, has shared voting and dispositive power with respect to 276,702 shares of Common Stock held by the trust and may be deemed to have shared voting and dispositive power over 18,889 shares of Common Stock held by Gregory J. Skoda Trust, of which Patricia J. Skoda’s husband is trustee.  Mr. Clark’s beneficial ownership also includes 14,706 restricted shares of Common Stock granted to him as a non-employee director under the Company Stock Plan.  We have not included in the shares beneficially owned by Daniel J. Clark and Patricia A. Skoda, Trustee 777,778 shares of Common Stock (the “Clark and Skoda Earn-Out Shares”) that may be issued to Live Earth Funding LLC upon the satisfaction of certain earn-out conditions set forth in an Equity Interest and Asset Purchase Agreement dated December 9, 2009, among WCA Waste Corporation, Live Earth LLC and certain other entities.  Mr. Clark and Mrs. Skoda, as Trustee, have an ownership interest and voting discretion as members of Live Earth Funding LLC, and as such may be deemed to beneficially own the Clark and Skoda Earn-Out Shares.  The address for Mr. LoConti and the other members of the group is 6140 Parkland Boulevard, Suite 300, Mayfield Heights, OH 44124.

(6)
Based on the Schedule D filed with the SEC on March 9, 2012, Gabelli Funds, LLC has sole voting power with respect to 531,754 shares of Common Stock, GAMCO Asset Management, Inc. has sole voting power with respect to 530,000 shares of Common Stock, and Gabelli Securities, Inc. has sole voting power with respect to 167,858 shares of Common Stock.  The address for each of Gabelli Funds, LLC, GAMCO Asset Management, Inc. and Gabelli Securities, Inc. is One Corporae Center, Rye, NY 10580.

Directors and Executive Officer Beneficial Ownership. Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.  The address of all directors and executive officers in this table is c/o WCA Waste Corporation, 1330 Post Oak Blvd., 30th Floor, Houston, Texas 77056.  Ownership amounts are as of as of March 15, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Tom J. Fatjo, Jr. (2)	340,912	1.4%
Jerome M. Kruszka (3)	910,927	3.8%
Charles A. Casalinova (4)	538,567	2.3%
Tom J. Fatjo, III (5)	421,595	1.8%
Daniel J. Clark (6)	669,977	2.8%
Richard E. Bean (7)	165,431	*
Roger A. Ramsey (7)	70,286	*
Preston Moore, Jr.	83,336	*
Honorable John V. Singleton	39,970	*
Jeffrey S. Serota (8)	39,970	*
Ryan Berry (9)	14,706	*
All directors and executive officers as a group (11 persons)	3,295,677	13.8%
______________

*	Represents beneficial ownership of less than 1%.

(1)	Percent of shares beneficially owned is based on 23,915,045 shares of Common Stock outstanding as of March 15, 2012.

(2)
Includes: (a) 20,000 shares owned by Tom J. Fatjo, Jr. Trust; (b) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (c) 12,296 shares owned by Channing Fatjo 1998 Gift Trust.  Mr. Fatjo, Jr. is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including shares of Common Stock. Also includes 100,000 shares underlying options currently exercisable.  Mr. Fatjo, Jr. disclaims beneficial ownership of the securities held by Fatjo WCA Partners, L.P. and FFAP except to the extent of his pecuniary interest therein.  Includes 196,395 restricted shares of Common Stock that will accelerate and vest in full upon the closing of the Merger.  Mr. Fatjo, Jr. has voting power over such unvested restricted shares of Common Stock as of March 15, 2012.

(3)
Includes 100,000 shares underlying options currently exercisable. Includes 199,624 restricted shares of Common Stock that will accelerate and vest in full upon the closing of the Merger.  Mr. Kruszka has voting power over such unvested restricted shares of Common Stock.

(4)
Includes 75,000 shares underlying options currently exercisable.  Includes 151,357 restricted shares of Common Stock that will accelerate and vest in full upon the closing of the Merger.  Mr. Casalinova has voting power over such unvested restricted shares of Common Stock.

(5)
Includes: (a) 3,074 shares owned by Thomas J. Fatjo, IV Descendant’s Trust; (b) 3,074 shares owned by Berkeley E. Fatjo Descendant’s Trust; (c) 3,074 shares owned by Travis C. Fatjo Descendant’s Trust; (d) 3,074 shares owned by Justin D. Ruud Descendant’s Trust; (e) 3,074 shares owned by Landon C. Ruud Descendant’s Trust; (f) 12,296 shares owned by Jacqueline Fatjo 1998 Gift Trust; and (g) 12,296 shares owned by Channing Fatjo 1998 Gift Trust. Mr. Fatjo, III is the trustee of each of these trusts, and as such, he has voting and investment power over the assets of such trusts, including their shares of Common Stock.  Also includes: (v) 3,000 shares held by Tom J. Fatjo, III IRA; and (w) 65,000 shares underlying options currently exercisable.  Includes 151,357 restricted shares of Common Stock that will accelerate and vest in full upon the closing of the Merger. Mr. Fatjo, III has voting power over such restricted shares of Common Stock.

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

The following table provides information as of December 31, 2011, on this plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,344,969	9.52	363,519
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,344,969	9.52	363,519
__________

(1)	Consists of the 2004 WCA Waste Corporation Incentive Plan, as amended and restated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in the following paragraphs, we are not aware of any transactions since the beginning of 2011 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our Common Stock or Preferred Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest. Except as otherwise noted and as applicable, we believe that each transaction described below is, or was, as the case may be, on terms at least as favorable to us as we would expect to negotiate with an unaffiliated party.

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

Termination and Change in Control Payments

The NEOs are potentially entitled to certain payments upon termination of employment or a change in control of us under their current employment agreements and our stock plans and other compensation programs.

Upon a change in control or within 24 months thereafter, a NEO will be entitled to certain change of control payments if (a) his employment is involuntarily terminated other than for cause, (b) his reporting level is significantly reduced (as determined by the officer in good faith), (c) his base salary and annual incentive compensation is reduced by 10% or more, or (d) he is required to relocate by more than 50 miles.

The change in control payments to a NEO, within thirty (30) days after termination (in the event such termination occurs within 24 months of a change in control), will be made in a lump sum cash payment equal to three times the sum of (a) the NEO’s annual base salary in effect immediately prior to the change in control and (b) his average annual bonus pursuant to any annual bonus plan in effect as to any of the three consecutive calendar years ending immediately before the calendar year in which the last event triggering the right to the payment occurred.

Stockholders Agreement with ACOF II

In July 2006, ACOF II and WCA entered into the ACOF II Stockholders Agreement in connection with the issuance of 750,000 shares of Preferred Stock, the material terms of which are set forth below.

•
Standstill. Until the earliest of the seventh anniversary of issuance of the Preferred Stock or 180 days after ACOF II owns less than 10% of “post-conversion equity” (outstanding Common Stock assuming conversions into Common Stock of all securities, including Preferred Stock) (the “Standstill Period”), Ares Management LLC agreed to numerous “standstill” restrictions, including acquiring additional voting securities, proposing or encouraging any fundamental transaction, participating in a “group,” soliciting proxies, attempting to change the size of the Board of Directors or its composition, entering into a voting agreement, transferring any of its voting securities (except in compliance with the ACOF II Stockholders Agreement), or discussing or encouraging any of the foregoing.

•
Director Elections and Restrictions. As the holder of all of the outstanding Preferred Stock, ACOF II is entitled to elect as a separate class (i) two directors to the Board of Directors for so long as it continues to hold Preferred Stock representing at least 20% of post-conversion equity, (ii) one director for so long as it continues to hold at least 10% of post-conversion equity, and (iii) no directors below 10%. The Preferred Stock does not vote with respect to directors elected by the holders of Common Stock. In connection with its right to elect directors, ACOF II also agreed to certain limits on the qualifications of such directors, and it receives rights to director insurance and indemnification and observer rights on committees.

•
Voting Restrictions. During the Standstill Period, ACOF II will vote its shares of Preferred Stock or Common Stock at any stockholder meeting in the following manner: (a) in the manner recommended by the Board of Directors, if the vote is in connection with any fundamental transaction; (b) in its own discretion, if the vote relates to an amendment of the Certificate of Designations for the Preferred Stock or is not inconsistent with the ACOF II Stockholders Agreement; and (c) in the manner recommended by the Board of Directors, if the vote is not otherwise covered above.  The Merger as contemplated by the Merger Agreement would constitute a fundamental transaction as defined in the ACOF II Stockholders Agreement.

•
Transfer Restrictions. During the Standstill Period, ACOF II will not transfer any shares of Preferred Stock or Common Stock to any other person except: (a) pursuant to the registration rights agreement; (b) in accordance with Rule 144 under the Securities Act; (c) after the second anniversary of the Preferred Stock issuance, transfers of Common Stock issued upon conversion of the Preferred Stock may be made to persons that are not “related persons” to ACOF II or affiliates of WCA Waste that, in any 12 month period, do not, in the aggregate, exceed 7.5% of the outstanding voting securities of WCA Waste; however, such transfers may not be made to a person (or its affiliates or to a group in which such person or an affiliate is a member) that, after giving effect to such transfer, would beneficially own voting securities representing more than 7.5% of the total voting power of WCA Waste’s securities; (d) pursuant to a merger or other reorganization approved by the Board of Directors; or (e) in any event as allowed above (except for pursuant to a merger or reorganization), without the transferee executing an agreement similar to the ACOF II Stockholders Agreement.

Any of these restrictions may be waived by a majority vote of the members of our Board of Directors who are not affiliated with ACOF II.

Live Earth

Mr. LoConti, Mr. Clark, and the Skoda Trust, of which Patricia A. Skoda is trustee, are non-managing members of Live Earth, as is Mrs. Skoda’s husband, Greg Skoda. On December 31, 2009, we acquired all of the equity interests of the four operating subsidiaries of Live Earth (the “Live Earth Companies”) and certain of its assets. The consideration that we paid for the Live Earth acquisition consisted of $2,000,000 in cash, the repayment of $19.7 million in cash (which includes $900,000 of working capital), the issuance of 3,555,556 shares of our Common Stock and the future issuance of up to 2,000,000 shares of Common Stock (the “Earn-Out Shares”) which are subject to certain earn-out provisions. The earn-out payments are based on the achievement of specified EBITDA targets with respect to the acquired business for any four consecutive fiscal quarters from January 1, 2010 to December 31, 2012 as described in the Live Earth acquisition agreement. If on or before December 31, 2012, the acquired business achieves $6.25 million in EBITDA for any four consecutive fiscal quarters, then 1,555,556 of the Earn-Out Shares will be issued subject to the terms of the Live Earth acquisition agreement. If on or before December 31, 2012, the acquired business achieves $7.0 million in EBITDA for any four consecutive fiscal quarters, then 444,444 of the Earn-Out Shares will be issued subject to the terms of the Agreement. Up to 777,778 of the Earn-Out Shares are issuable to Live Earth Funding LLC, in which Messrs. Clark and Skoda and the Skoda Trust have an ownership interest. The Live Earth Stockholders have negotiated an agreement with Waste Industries that provide for the managers of Live Earth to continue the management of Live Earth Assets acquired by WCA on December 31, 2009 during the earn-out period.  Mr. LoConti, Mr. Clark and the Skoda Trust, who in the aggregate beneficially own more than 5% of our Common Stock and own and hold limited liability company interest holders of Live Earth, entered into a voting agreement with us pursuant to which they agreed to vote all shares of our Common Stock held by them in favor of the proposed acquisition of the Live Earth Companies.

In connection with the Live Earth acquisition, we entered into the Live Earth Stockholders Agreement with Messrs. LoConti, Clark and Skoda and the Skoda Trust (collectively, the “Live Earth Stockholders”) on January 15, 2010. The Live Earth Stockholders Agreement provides that, unless approved by a majority of the members of the Board of Directors, the Live Earth Stockholders will not, subject to certain exclusions, acquire more than 30% of any class of our voting securities (the “Maximum Ownership Limitation”) or sell or transfer shares of our Common Stock representing more than 10% of our Common Stock in any single transaction or series of related transactions to any person or entity. In addition, the Live Earth Stockholders have agreed to vote their shares of our voting stock at all meetings of our stockholders and shall vote such shares in a manner recommended by the majority of the members of our Board of Directors.

The obligations of the Live Earth Stockholders under the Live Earth Stockholders Agreement, other than the Maximum Ownership Limitation, terminate in the event that either Tom Fatjo, Jr. or Jerome M. Kruszka are no longer serving as our chief executive officer and president, respectively. In addition, the Live Earth Stockholders Agreement will terminate on the earlier of (i) January 15, 2015 or (ii) the 180th day after the date on which the Messrs. LoConti, Clark and Skoda and the Skoda Trust collectively own voting securities representing less than 5% of the outstanding voting power represented by all of our voting securities then outstanding.

Emerald

On February 28, 2011, WCA and certain of its affiliates entered into an Amended and Restated Equity Interest Purchase Agreement with EWS Holdings and certain of its affiliates, pursuant to which WCA acquired certain subsidiaries of EWS Holdings which owned and operated a transfer station and hauling operations located in central Florida which consisted of 115 residential, commercial and roll-off routes servicing seven counties in the Gainesville, Orange City and Daytona Beach market areas.  The Company and EWS Holdings also entered into the Emerald Stockholders Agreement. The Emerald Stockholders Agreement provides for certain volume limitations until December 21, 2013.  Until February 28, 2013, the Emerald Stockholders are required to vote their 2,409,639 shares of Common Stock on any proposal as to a Reorganization Transaction (as defined in the Emerald Stockholders Agreement), such as the Merger, in the manner recommended by a majority vote of the Company’s Board of Directors.

Bonding

Mr. LoConti, Mr. Clark and other members of Live Earth and Live Earth Funding, LLC are members, officers or otherwise related to Evergreen Indemnity Company (“Evergreen”). Evergreen issues substantially all of the closure and post-closure bonds that provide the required financial assurance for WCA’s obligations with respect to our landfill and transfer station operations, as well as certain other financial assurance instruments such as performance bonds with respect to our municipal waste collection contracts.  In connection therewith, WCA has paid the following amounts to Evergreen for the last two fiscal years: $1,766,000 for the year ended December 31, 2010, and $1,980,000 for the year ended December 31, 2011.  Mr. Clark was not a member of our Board of Directors until January 2010. We have had a vendor relationship with Evergreen pre-dating Messrs. Clark and LoConti’s ownership of our Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed by the Independent Auditors

KPMG LLP, an independent registered public accounting firm, has served as our independent auditors since 2000 and audited our consolidated financial statements for the years ended December 31, 2010 and December 31, 2011.  Stockholder ratification of the appointment of KPMG LLP as our independent registered public accounting firm is not required by our amended and restated bylaws or other applicable legal requirement.  However, the appointment of KPMG LLP is being submitted to the stockholders for ratification.  If the stockholders do not ratify the appointment of KPMG LLP, the audit committee will evaluate the stockholder vote when considering the selection of an independent registered public accounting firm for the 2012 fiscal year and reconsider whether or not to retain the firm.  Even if the appointment is ratified, the audit committee, at its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be appropriate.

Representatives of KPMG LLP are expected to be present at the Annual Meeting, will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Fees Paid to KPMG LLP

KPMG LLP has billed WCA Waste and its subsidiaries the aggregate fees set forth in the table below for 2011 and 2010.

	2011	2010
Audit Fees (1)	$ 835,000	$ 885,500
Audit-Related Fees (2)	120,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$ 955,000	$ 885,500
__________

(1)
These represent the aggregate fees billed for professional services rendered by KPMG LLP for the audit of WCA’s consolidated annual financial statements for the years ended December 31, 2011 and 2010 and reviews of the consolidated financial statements included in WCA’s quarterly reports on Form 10-Q for the years then ended and the audit of internal control over financial reporting of WCA as of December 31, 2011 and 2010.

(2)	The 2011 audit-related fees represent fees billed for professional services in connection with the Emerald Waste acquisition and other matters.

All of the above fees were pre-approved by either the Audit Committee or the Chairman of the Audit Committee acting on behalf of the Audit Committee.  The Audit Committee concluded that the provision of the aforementioned services by KPMG LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee Charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC.  No such services provided in 2010 or 2011 were pre-approved pursuant to any such exceptions.

The Audit Committee delegates to the chairman the authority to approve in advance all audit, audit-related, tax and other services and permissible non-audit services to be provided by KPMG LLP if presented to the full committee at the next regularly scheduled meeting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits

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

Date:  March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Tom J. Fatjo, Jr.	Chairman of the Board of Directors	March 20, 2012
	Tom J. Fatjo, Jr.	and Chief Executive Officer (Principal Executive Officer)

	/s/ JEROME M. KRUSZKA	President, Chief Operating Officer	March 20, 2012
	Jerome M. Kruszka	and Director

	/s/ Charles A. Casalinova	Senior Vice President and Chief	March 20, 2012
	Charles A. Casalinova	Financial Officer (Principal Financial Officer)

	/s/ joseph J. Scarano, Jr.	Vice President and Controller	March 20, 2012
	Joseph J. Scarano, Jr.	(Principal Accounting Officer)

	*	Director	March 20, 2012
Richard E. Bean

	*	Director	March 20, 2012
Ryan Berry

	*	Director	March 20, 2012
Daniel J. Clark

	*	Director	March 20, 2012
Preston Moore Jr.

	*	Director	March 20, 2012
Roger A. Ramsey

	*	Director	March 20, 2012
Jeffrey S. Serota

	*	Director	March 20, 2012
Honorable John V. Singleton

By:	/s/ Tom J. Fatjo, Jr.	Attorney-in-Fact	March 20, 2012
Tom J. Fatjo, Jr.

EXHIBIT INDEX

Exhibit Number	Description

31.1 #	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 #	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

____________________ # Filed herewith.